Form 10-Q
period 1993-12-31
K&F INDUSTRIES INC
filed 1994-02-14
CIK 851797

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                         -----------------------------------

                                      FORM 10-Q

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1993
                                          or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number:   33-29035


                                 K & F Industries, Inc.
     ---------------------------------------------------------------------------

               (Exact name of Registrant as specified in its charter)


                Delaware                            34-1614845
     ---------------------------------------------------------------------------

      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)


          600 Third Avenue, New York, New York                10016
     --------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)



     Registrant's telephone number including area code      (212) 297-0900


                         -----------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.    Yes  [X]    No

     As of February 1, 1994, all of the common stock of the Company except ten shares are owned by the Chairman of the Company and all of the preferred stock except 44,999 shares are owned by four limited partnerships of Shearson Lehman Brothers Holdings Inc.



                            PART I. FINANCIAL INFORMATION

                       K & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                             December 31,          March 31,
                                                  1993               1993
                                             ------------       ------------
     ASSETS:
     Current Assets:
       Cash and cash equivalents             $  3,332,000       $  2,921,000
       Accounts receivable, net                34,722,000         50,045,000
       Inventory                               73,590,000         77,259,000
       Other current assets                     1,333,000          1,059,000
                                             ------------       ------------
     Total current assets                     112,977,000        131,284,000
                                             ------------       ------------
     Property, plant and equipment            111,081,000        110,534,000
       Less, accumulated depreciation
        and amortization                       40,630,000         34,272,000
                                             ------------       ------------
                                               70,451,000         76,262,000
                                             ------------       ------------
     Deferred charges, net of amortization     28,981,000         30,871,000
     Cost in excess of net assets
       acquired, net of amortization          215,868,000        220,449,000
     Intangible assets, net of amortization    28,466,000         31,102,000
                                             ------------       ------------
                                             $456,743,000       $489,968,000
                                             ============       ============

     LIABILITIES and STOCKHOLDERS' DEFICIENCY:
     Current Liabilities:
       Accounts payable, trade               $ 12,131,000       $ 14,326,000
       Interest payable                        13,022,000          9,256,000
       Other current liabilities               35,707,000         37,674,000
                                             ------------       ------------
     Total current liabilities                 60,860,000         61,256,000
                                             ------------       ------------
     Postretirement benefit obligation
       other than pensions                     82,960,000         84,240,000
     Other long-term liabilities               15,376,000         16,862,000
     Senior revolving loan                      4,000,000         16,500,000
     11 7/8% senior secured notes due 2003    100,000,000        100,000,000
     13 3/4% senior subordinated debentures
       due 2001                               210,000,000        210,000,000
     14.75% convertible debentures due 2004    59,220,000         52,978,000

     Stockholders' Deficiency:
       Preferred stock, $.01 par value              9,000              9,000
       Common stock, $.01 par value                48,000             48,000
       Additional paid-in capital              89,943,000         89,943,000
       Deficit                               (162,208,000)      (138,429,000)
       Adjustment to equity for minimum
        pension liability                      (3,052,000)        (3,052,000)
       Cumulative translation adjustment         (413,000)          (387,000)
                                             ------------       ------------
     Total stockholders' deficiency           (75,673,000)       (51,868,000)
                                             ------------       ------------
                                             $456,743,000       $489,968,000
                                             ============       ============

                   See notes to consolidated financial statements.




                       K & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                     Nine Months Ended
                                              December 31,       December 31,
                                                  1993               1992*
                                              ------------       ------------
     Sales                                   $170,491,000       $197,857,000

     Costs and expenses                       147,373,000        171,497,000

     Amortization                               7,967,000          7,698,000
                                              ------------       ------------
     Operating income                          15,151,000         18,662,000

     Interest and investment
       income                                      83,000             96,000

     Interest expense (1)                     (39,013,000)       (40,115,000)
                                              ------------       ------------
     Loss before extraordinary charge
       and cumulative effect of changes
       in accounting principles               (23,779,000)       (21,357,000)

     Extraordinary charge from early
       extinguishment of debt                       -             (2,477,000)

     Cumulative effect of change in method
       of accounting for postretirement
       benefits other than pensions                 -            (77,902,000)

     Cumulative effect of change in method
       of accounting for certain overhead
       costs in inventory                           -              4,362,000
                                             -------------      -------------
     Net loss                                $(23,779,000)      $(97,374,000)
                                             =============      =============


     Note (1):   Includes   non-cash  interest   expense   on  the   convertible
                 debentures and financing costs of $7,308,000 and $6,581,000 for the nine months ended December 31, 1993 and 1992, respectively.


       *    Previously restated as described in Note 7.

                   See notes to consolidated financial statements.





                       K & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                   Three Months Ended
                                              December 31,       December 31,
                                                  1993                1992*
                                              ------------       ------------
     Sales                                    $54,718,000         $65,501,000

     Costs and expenses                        48,135,000          56,131,000

     Amortization                               2,655,000           2,566,000
                                              ------------       ------------
     Operating income                           3,928,000           6,804,000

     Interest and investment
       income                                      48,000              21,000

     Interest expense (1)                     (12,983,000)        (13,609,000)
                                              ------------       ------------
     Net loss                                $( 9,007,000)        $(6,784,000)
                                             =============       ============


     Note (1):   Includes   non-cash  interest   expense   on  the   convertible
                 debentures and financing costs of $2,537,000 and $2,264,000 for
                 the   three  months   ended   December  31,   1993  and   1992,
                 respectively.



       *    Previously restated as described in Note 7.


                   See notes to consolidated financial statements.





                      K & F INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                     Nine Months Ended
                                               December 31,       December 31,
                                                    1993               1992*
                                               --------------      ----------
   Cash flows from operating activities:
     Net loss                                    $(23,779,000)     $(97,374,000)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Cumulative effect of change in
         Accounting for:
           Postretirement benefits other
             than pensions                             -             77,902,000
           Certain overhead costs in inventory         -             (4,362,000)
         Depreciation and amortization             15,098,000        14,721,000
         Non-cash interest expense                  7,308,000         6,581,000
         Extraordinary charge from early
           extinguishment of debt                      -              2,477,000
         Changes in assets and liabilities:
           Accounts receivable, net                15,310,000        11,009,000
           Inventory                                3,664,000         5,823,000
           Other current assets                      (274,000)         (554,000)
           Accounts payable, interest payable,
             and other current liabilities           (396,000)       10,904,000
           Postretirement benefits other
             than pensions                         (1,280,000)        4,379,000
           Other long-term liabilities             (2,484,000)         (863,000)
           Deferred charges - financing costs          -             (3,105,000)
     Net cash provided by operating              ------------       ------------
       activities                                  13,167,000        27,538,000
                                                 ------------       ------------
   Cash flows used in investing activities:
     Capital expenditures, net                     (2,326,000)       (3,020,000)
     Deferred charges                                  74,000           228,000
                                                 ------------       ------------
     Net cash used by investing activities         (2,252,000)       (2,792,000)
                                                 ------------       ------------
   Cash flows from financing activities:
     Payments of senior revolving loan            (36,500,000)      (62,000,000)
     Borrowings of senior revolving loan           24,000,000        34,000,000
     Proceeds from sale/leaseback transaction       1,996,000              -
     Payment of senior term loan                       -            (95,875,000)
     Proceeds from issuance of senior notes            -            100,000,000
                                                 ------------       ------------
     Net cash used by financing
       activities                                 (10,504,000)      (23,875,000)
                                                 ------------       ------------
   Net increase in cash and cash equivalents          411,000           871,000

   Cash and cash equivalents, beginning
       of period                                    2,921,000         1,638,000
                                                 ------------       ------------
   Cash and cash equivalents, end of
       period                                    $  3,332,000      $  2,509,000
                                                 ============      ============
     Supplemental information:
       Cash interest paid during the period      $ 27,939,000      $ 25,768,000
                                                 ============      ============
       *Previously restated as described in Note 7.

                  See notes to consolidated financial statements.





                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the December 31, 1992 financial statements to conform with the presentation used in the December 31, 1993 financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1993 Annual Report on Form 10-K.

     2.  Receivables are summarized as follows:

                                                    December 31,   March 31,
                                                        1993          1993
                                                   -------------  -----------
         Accounts receivable, principally from
            commercial customers                   $31,485,000    $42,836,000

         Accounts receivable, on U. S. Government
            and other long-term contracts            3,843,000      8,391,000

         Allowances                                   (606,000)    (1,182,000)
                                                   ------------   ------------
                                                   $34,722,000    $50,045,000
                                                   ============   ============

     3.  Inventory consists of the following:

                                                    December 31,    March 31,
                                                       1993           1993
                                                   -------------  -----------

         Raw materials and work-in-process         $43,235,000    $46,027,000
         Finished goods                             16,959,000     17,307,000
         Inventoried costs related to U.S.
            Government and other long-term
            contracts                               13,938,000     14,914,000
                                                   -----------    -----------
                                                    74,132,000     78,248,000
         Less, unliquidated progress payments
            received, principally related
            to long-term government contracts          542,000        989,000
                                                   -----------    -----------
                                                   $73,590,000    $77,259,000
                                                   ===========    ===========

                       K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

         The Company customarily sells original wheel and brake equipment below cost as an investment in a new airframe which is expected to be recovered through the subsequent sale of replacement parts. These commercial investments (losses) are recognized when original equipment is shipped. Losses on U.S. Government contracts in backlog are immediately recognized in full when determinable.

         Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year.

     4.  Other current liabilities consist of the following:

                                                    December 31,    March 31,
                                                        1993          1993
                                                   ------------   -----------
         Accrued payroll costs                     $12,051,000    $12,900,000
         Accrued taxes                               6,319,000      7,199,000
         Accrued costs on long-term contracts        4,996,000      4,933,000
         Accrued warranty costs                      6,002,000      6,158,000
         Other                                       6,339,000      6,484,000
                                                   -----------    -----------
                                                   $35,707,000    $37,674,000
                                                   ===========    ===========


     5.  Income Taxes


         Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109. In connection with such adoption, there was no impact to the financial statements as the Company has provided a 100 percent valuation allowance against its net deferred tax benefit. No benefit for income taxes has been recognized for the nine months ended December 31, 1993 as the increase in the deferred benefit resulting from operating losses was offset by an increase in the valuation allowance. In addition, the impact of the enactment of the Omnibus Budget Reconciliation Act of 1993 was to increase the net deferred tax benefit by approximately $3 million which was offset by an equal increase in the valuation allowance.


                       K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


     6.  Contingencies


         There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.



     7.  Restatement


         Effective April 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The consolidated statements of operations for the three and nine months ended December 31, 1992, and the consolidated statement of cash flows for the nine months ended December 31, 1992 have been restated to reflect this change.





     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS AND FINANCIAL CONDITION


     COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1993 AND DECEMBER 31, 1992


     Sales for the first nine months of fiscal year 1994 totaled $170,491,000 reflecting a decrease of $27,366,000 compared to the same period in the
     prior year.   Military sales declined $18,168,000 primarily on the F-16,
     F-14A, S-3A, F-5E, and SAAB J-35 and J-37 programs reflecting the overall decline in government procurements. Commercial sales declined $9,198,000 primarily attributable to lower sales volume on various Gulfstream, DC-10 and MD-11 programs.


     Operating income decreased to 8.9% of sales for the first nine months of fiscal year 1994 compared to 9.4% for the same period in the prior year. This decrease was primarily due to investments in new airframes comprising a greater percentage of sales and the overhead absorption effect relating to lower sales volume. Partially offsetting this decrease was a favorable sales mix, whereby higher margin commercial sales comprised a higher percentage of total sales, and lower postretirement benefit costs other than pensions, due to various plan amendments the Company adopted in March 1993.


     Interest expense decreased $1,102,000 for the first nine months of fiscal year 1994 compared to the same period in the prior year. This decrease was primarily attributable to a lower average principal balance on outstanding debt.


     Approximately 400 hourly employees of the Company's Aircraft Braking Systems subsidiary are represented by the United Auto Workers Union. Aircraft Braking Systems' three-year contract with the union expired on August 10, 1991. Since August 10, 1991, union members have worked in accordance with the terms of an imposed contract.


     COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND DECEMBER 31, 1992


     Sales for the third quarter of fiscal year 1994 totaled $54,718,000 reflecting a decrease of $10,783,000 compared to the same period in the
     prior year.   Military sales decreased $6,471,000 primarily  on the F-16,
     F-14A, C-141 and S-3A programs. Commercial sales declined $4,312,000 primarily attributable to lower sales volume on various Gulfstream and DC-10 programs.


     Operating income decreased to 7.2% of sales for the third quarter of fiscal year 1994 compared to 10.4% for the same period in the prior year. This decrease was primarily attributable to the overhead absorption effect relating to lower sales volume. Partially offsetting this decrease was a favorable sales mix, whereby higher margin commercial sales comprised a higher percentage of total sales, and lower postretirement benefit costs other than pensions, due to various plan amendments the Company adopted in March 1993.


     Interest expense decreased $626,000  for the third quarter of  fiscal year
     1994 compared  to the  same period in  the prior year.   This  decrease was
     primarily attributable to a lower average principal balance on outstanding debt.

     FINANCIAL CONDITION

     The Company expects that its principal use of funds for the next several years will be to pay interest on indebtedness, fund capital expenditures and make investments in new airframes. Management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $80 million revolving credit facility (subject to a borrowing base of eligible accounts receivable and inventory). At December 31 1993, the Company had $52.8 million available to borrow under its revolving credit facility.


     EFFECT OF LOWER INTEREST RATES ON PENSION AND OTHER POSTRETIREMENT BENEFITS

     In determining its pension and other postretirement benefit obligations, the Company estimates a discount rate based on rates of return on high-quality fixed income investments available at the measurement date. The Company is in the process of finalizing its current year discount rate and expects to reduce the rate by approximately one and one-half percent. Based on preliminary estimates, the effect, which is non-cash, for the years subsequent to fiscal year 1994 will be an increase in expense of approximately $1.5 million. The lower interest rates would increase the minimum pension liability by approximately $8 million, with a corresponding charge to an intangible asset or a reduction of shareholders' equity.







                             PART II - OTHER INFORMATION


     ITEM 1.  Legal Proceedings

     ABS is a defendant in a patent infringement suit filed by the B.F. Goodrich Company in the United States District Court for the District of Delaware. The suit alleges infringement by ABS of two B.F. Goodrich patents related to the structure and method of overhaul of aircraft brake assemblies and seeks damages of approximately $75 million. ABS is vigorously defending the suit. A trial before a Federal District Court judge commenced on October 4, 1993 and concluded on October 26, 1993. A decision is expected in the second quarter of calendar year 1994. Although the final results in this lawsuit cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.

     On July 10, 1989, Fairchild Industries, Inc. (formerly Banner Industries), an unsuccessful bidder for Aircraft Braking Systems/Engineered Fabrics' assets, acquired by the Company from Loral, commenced a lawsuit in the Supreme Court of the State of New York seeking to void the sale of the two divisions and to compel a new auction or, alternatively, unspecified compensatory damages in excess of $75 million and $25 million in punitive
     damages.   The lawsuit was  dismissed on July  28, 1993 on the defendant's motion for summary judgement, and the plaintiff has filed an appeal of the dismissal.

     ITEM 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits.
              None

     (b)   Reports on Form 8-K.
              There were no reports on Form 8-K for the three months ended December 31, 1993.



                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        K & F INDUSTRIES, INC.
                                                        ----------------------
                                                               Registrant




                                                        /s/ KENNETH M. SCHWARTZ
                                                        -----------------------
                                                            Kenneth M. Schwartz
                                                        Chief Financial Officer
                                                                  and
                                                        Registrant's Authorized
                                                                 Officer


     Dated:  February 14, 1994