Form 10-K
period 1994-03-31
K&F INDUSTRIES INC
filed 1994-06-15
CIK 851797

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


      Commission file number    33-29035
                                --------

                     K & F Industries, Inc.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Delaware                                   34-1614845
      ------------------------------                 ----------------------
      State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization                  Identification Number)

        600 Third Avenue, New York, NY                       10016
      ----------------------------------------             ----------
        (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code:   (212) 297-0900
                                                            --------------

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X    No
          -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of June 1, 1994 the number of shares issued and outstanding of the Company's $.01 par value common stock is 4,846,164. Documents Incorporated by Reference: None

PART I

Item 1.  Business

General

K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for
commercial transport, general aviation and military aircraft.    Aircraft
Braking Systems' products are marketed directly to airframe manufacturers, airlines and governments worldwide, as well as through a distributor network comprising approximately 130 outlets, and are used on over 30,000 commercial transport, general aviation and military aircraft. The Company also maintains nine product support offices located in four countries. During the fiscal year ended March 31, 1994, approximately 86% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F, through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), believes it is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and nearly one-half of the domestic military market. Engineered Fabrics also manufactures and sells iceguards, inflatable oil booms and various other products made from coated fabrics, for commercial and military uses. During the fiscal year ended March 31, 1994, approximately 14% of the Company's total revenues were derived from sales made by Engineered Fabrics.

Aircraft Braking Systems and its predecessors have been leaders in the design and development of aircraft wheels, brakes and anti-skid systems, investing significant resources refining existing braking systems, developing new technologies and designing braking systems for new airframes. As is customary in the industry, Aircraft Braking Systems supplies original wheels and brakes for commercial aircraft to the aircraft manufacturers at or substantially below the production cost of such equipment. Once a manufacturer's wheels and brakes have been certified and installed on an aircraft, FAA regulations and similar requirements in foreign countries generally require that all replacement parts for such systems be provided by such manufacturer. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from sales of replacement parts over the life of the aircraft. During the fiscal year ended March 31, 1994, approximately 75% of Aircraft Braking Systems' total revenues were derived from the sale of replacement parts to service braking systems previously installed by Aircraft Braking Systems.

K & F currently sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. The Company has carefully directed its efforts toward expanding Aircraft Braking Systems' presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on medium- and short-range commercial aircraft. These aircraft typically make more frequent landings than long-range commercial aircraft and correspondingly require more frequent replacement of brake parts. The Company has been successful in having its wheels and brakes selected for use on a number of new airframe designs that serve this market, including the McDonnell Douglas MD-90 program, the Airbus A-321, the Fokker Fo-100 and Fo-70, the Canadair Regional Jet, the Saab 340 and 2000, the Fairchild Metro 23 and the Indonesian commuter IPTN-250. The Company has also been chosen to supply products for use on a number of long-range commercial transport, general aviation and military aircraft, including: wheels and brakes for the Airbus A-330 and A-340 programs; wheels, brakes and fuel tanks for the Beech 400 and its military counterpart, the T-1A "Jayhawk"; and wheels and brakes for the Lear 60. The Company's management believes that these new airframes will broaden the portfolio of aircraft using the Company's products and that the revenue generated from these aircraft will eventually replace the revenue generated by those aircraft in the Company's current portfolio which are reaching maturity.

The Aircraft Wheel and Brake Industry

During fiscal year 1993, the latest data available to the Company, K & F believes the aircraft wheel, brake and anti-skid business generated approximately $960 million in sales worldwide. Furthermore, the Company believes that the three largest competitors, Aircraft Braking Systems, Allied Signal's Aircraft Landing Systems Division and B. F. Goodrich Aerospace, Inc. ("B.F. Goodrich") accounted for approximately 70% of the worldwide sales of aircraft wheels, brakes, anti-skid systems and replacement parts in fiscal year 1993.

Aircraft manufacturers are required to obtain regulatory airworthiness certification of their commercial aircraft by the FAA, by the United States Department of Defense in the case of military aircraft, or by similar agencies in most foreign countries. This process, which is both costly and time consuming, involves testing the entire airframe, including the wheels and braking system, to demonstrate that the airframe in operation complies with relevant governmental requirements for safety and performance. Generally, replacement parts for a wheel and brake system which has been certified for use on an airframe may only be provided by the original manufacturer of such wheel and brake system. Since most modern aircraft have a useful life of 25 years or more and require replacement of certain components of the braking system at regular intervals, sales of replacement parts are expected to provide a long and steady source of revenues for the manufacturer of the braking system.

Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In such case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Where two suppliers have been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on the customer's aircraft. Competition among two certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating and performance characteristics of the wheel and brake system. Once selected, airlines infrequently replace entire wheel and brake systems because of the expense.

In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake equipment below cost in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through the sale of replacement parts. Recovery of pricing concessions and design costs for each airframe's wheels and brakes is contingent on a number of factors but generally occurs prior to the end of the useful life of the particular aircraft. Price concessions on original wheel and brake equipment
are not customary in the military market.   Although manufacturers of military
aircraft generally select only one supplier of wheels and brakes for each model, the Government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

Operations

AIRCRAFT BRAKING SYSTEMS. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and anti- skid systems for commercial transport, general aviation and military aircraft. As of March 31, 1994, the Company's products had been installed on over 30,000 aircraft, including the following aircraft for which K&F is the sole-source supplier:
DC-9, DC-10, Fokker Fo-100, Fokker F-28, Canadair Regional Jet and Saab 340.
In addition, the Company supplies spare parts for the MD-80 program on a dual-source wheel and brake program. For the fiscal year ended March 31, 1994, approximately 86% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. Sales of replacement brake parts account for approximately 75% of Aircraft Braking Systems' total revenues.

The Company's anti-skid systems, which are integrated into a braking system, are designed to minimize the distance required to stop an aircraft by utilizing sensors, mounted on the wheel and brake, to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems is the only significant manufacturer of anti-skid systems. Because of the sensitivity of anti-skid systems to variations in brake performance, the Company's management believes that the ability to control the design and performance characteristics of both the anti-skid system and its integrated brakes gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by the Company include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

The following table shows the distribution of sales of aircraft wheels, brakes and anti-skid systems to total sales of the Company:

                                                                                                      Fiscal Years Ended March 31,
                                                                                                      ----------------------------
                                                                                                        1994     1993      1992
                                                                                                        ----     ----      ----

                      Wheels and brakes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         76%      75%       78%
                      Anti-skid systems  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10%      10%       10%
                                                                                                         ---      ---       ---
                           Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         86%      85%       88%
                                                                                                         ===      ===       ===


Aircraft Braking Systems has a long history of establishing and maintaining its relationships with major airframe manufacturers in the commercial transport sector, having sold its products to McDonnell Douglas since the early 1930s, Aerospatiale and Fokker since the early 1960s and Canadair since 1974. Similarly, in the general aviation market, Aircraft Braking Systems has supplied braking systems to Beechcraft since the early 1940s, Cessna since the 1940s, Lear since its inception in the 1960s and Gulfstream Aerospace since it was founded in 1970.

The Company has carefully directed its efforts toward expanding Aircraft Braking Systems' presence in the commercial transport and general aviation segments of the aircraft industry, focusing particularly on medium- and short-range commercial aircraft. As a result of this increased focus, the Company has been successful in having its products selected on a number of new airframe designs, including the Airbus A- 321, the McDonnell Douglas MD-90 and the Fokker Fo-70. In August 1991, Aircraft Braking Systems was selected as a basic supplier of wheels and carbon brakes on the Airbus A-321, the European consortium's new 186-seat "stretch" version of its popular A-320 standard body twin-jet. Equipped with Aircraft Braking Systems' wheels and carbon brakes, the first A-321 was delivered to Lufthansa German Airlines on January 27, 1994 in ceremonies in Hamburg, Germany. Based on airline supplier selections to date, Aircraft Braking Systems has captured more than 80% of the A-321 aircraft orders including Alitalia and Swissair in addition to Lufthansa. Airbus has booked orders for 141 aircraft to date and projects the program to be in production beyond the year 2000.

In December 1990, Aircraft Braking Systems was awarded a sole-source contract to supply wheels, carbon brakes and anti-skid equipment on the McDonnell Douglas MD-90 twin-jet. The MD-90 adds new performance characteristics to a product line that began as the DC-9 model jet that first flew in 1965 and evolved later into the popular MD-80 series. Development of the MD-90 has remained on schedule since the program was formally launched in the late 1980s with orders from Delta Air Lines. The first MD-90 was officially rolled out February 13, 1993 and just nine days later, on February 23, completed its maiden flight. Following flight testing, full certification is slated for completion in September 1994. A technologically innovative design, the MD-90 is equipped with an advanced turbofan engine that complies with the FAA's restrictive Stage III noise restrictions and offers fuel savings over competing engines. The first MD-90 is scheduled for delivery to Delta Air Lines in the first quarter of calendar year 1995.

Aircraft Braking Systems has also been selected as the basic supplier of wheels and brakes for the Saab 2000, the Canadair Regional Jet, the Lear 60, the Fairchild Metro 23, the Indonesian IPTN-250 and as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340 wide- body jets.

ENGINEERED FABRICS. Engineered Fabrics is the largest aircraft fuel tank manufacturer in the world, serving approximately 90% of the worldwide general aviation and commercial transport market and nearly one-half of the domestic military market. For the fiscal year ended March 31, 1994, approximately 14% of the Company's total revenues were derived from sales made by Engineered Fabrics.

Fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the fiscal year ended March 31, 1994, sales of fuel tanks accounted for approximately 60% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of natural rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. The Company uses this "self-sealing" technology to manufacture crash-resistant fuel tanks for helicopters, military aircraft and race cars that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are lighter than their metal or nitrile counterparts and therefore cost-advantageous.

In addition to fuel tanks, Engineered Fabrics produces iceguards, which are heating systems made out of layered composite materials that are applied on engine inlets, propellers, rotor blades and tails. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, heat the composite to inhibit the formation of ice.

The Company also produces a variety of products utilizing coated fabrics such as oil containment booms, heavy lift bags and pillow tanks. Oil containment booms are air-inflated cylinders that are used to confine oil spilled on the high seas and along coastal waterways. Engineered Fabrics has recently developed towable storage bladders for storage and transportation of the recovered oil after removal from the water. Heavy lift bags, often used in emergency situations, are inserted into tight spaces and inflated to lift heavy loads short distances. Pillow tanks are collapsible rubberized containers used as an alternative to steel drums and stationary storage tanks for the storage of liquids.

Sales and Customers

K & F sells its products to more than 150 airlines, airframe manufacturers, governments and distributors representing each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 15%, 23% and 31% of total sales for the fiscal years ended March 31, 1994, 1993 and 1992, respectively. No other customer accounted for more than 10% of sales.

In the commercial transport and general aviation markets, airframe manufacturers issue requests for formal proposals for various subsystems, including braking systems, to be included in new airframes. Producers of the various subsystems then prepare and submit competing proposals which are evaluated based on technological merit, conformity to design criteria established by the manufacturer and pricing considerations. After negotiations between an airframe manufacturer and the potential supplier, airframe manufacturers in the general aviation market generally choose one supplier of wheels and brakes for an aircraft. Where wheels and brakes are dual sourced in the commercial transport market, suppliers of approved products compete to have their brakes and wheels chosen by the ultimate customer, such as an airline, for use on such customer's aircraft. Competition for an aircraft customer focuses generally on the maintenance costs associated with the particular manufacturer's braking system, relationship with the customer and ongoing ability to provide technical support after the aircraft has been equipped with the manufacturer's product.

In the military aircraft market, suppliers work in conjunction with airframe manufacturers to design complete airframes in response to requests for proposals issued by branches of the military through the Department of Defense. Generally, two or three teams of airframe manufacturers and suppliers will be selected to build prototypes of the aircraft. The aircraft are then evaluated for overall technological merit, conformity to design criteria and pricing considerations. Military aircraft are not generally dual sourced for parts by the airframe manufacturer.

The following table shows the distribution of total Company revenues by respective market, as a percentage of total revenues:

                                                                                                 Fiscal Years Ended March 31,
                                                                                             ---------------------------------
                                                                                              1994            1993        1992
                                                                                              ----            ----        ----

       Commercial transport  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60%             55%         48%
       Military (U.S. and foreign)   . . . . . . . . . . . . . . . . . . . . . . . .           22%             28%         35%
       General aviation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18%             17%         17%
                                                                                              ----            ----        ----
          Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          100%            100%        100%
                                                                                              ====            ====        ====

COMMERCIAL TRANSPORT. Customers for the Company's products in the commercial transport market include most airframe manufacturers and major airlines. The Company's products are used on a broad range of large commercial transports (60 seats or more) and commuter aircraft (20 to 60 seats). Where multiple braking systems are certified for a particular aircraft, it is generally the airline and not the airframe manufacturer that decides which of the approved wheel and brake suppliers will originally equip such airlines fleet. Some of the Company's airline customers include American Airlines, Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swissair, Northwest Airlines, United Airlines and USAir. The Company provides replacement parts for certain aircraft designed by The Boeing Company ("Boeing") including the Boeing 707, but does not produce products for any commercial aircraft currently manufactured by Boeing.

MILITARY. The Company believes it is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of certain foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the military aircraft using these products are the F-4, F-14, F-16, F-117A, A-10, B-1B and the C-130. Substantially all of the Company's military products are sold to the Department of Defense or to airframe manufacturers including Lockheed, McDonnell Douglas, Boeing, Sikorsky, Bell and Rockwell. In 1990, the Department of Defense selected Beech Aircraft, in potentially the largest military contract for a general aviation aircraft in history, to supply the T-1A Tanker Transport Training System to be used to train Air Force pilots for in-flight refueling and transport duties. The Company will supply the wheels, brakes, fuel tanks and iceguards for this aircraft. Beechcraft expects to receive orders for a total of over two hundred aircraft before the program is completed. Anti-skid systems, manufactured for the military, are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and Jaguar aircraft.

GENERAL AVIATION. The Company believes it is the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft. This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Beech Aircraft, Lear, Canadair, Cessna, Dassault and distributors, such as Aviall. Anti-skid systems are supplied by the Company to Gulfstream, Canadair, Dassault and a variety of other aircraft manufacturers. General aviation aircraft using the Company's equipment exclusively include the Beech Starship and Beech 400 series of aircraft, the Lear series 20, 30, 50 and 60 and the Gulfstream G-IV, G-III, G-II and G-I.

Foreign Customers

The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. The following table shows sales of the Company to both foreign and domestic customers for the last three fiscal years:

                                                                                                    Fiscal Years Ended March 31,
                                                                                                   -----------------------------
                                                                                                        1994     1993      1992
                                                                                                        ----     ----      ----

       Domestic sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               63%      68%       72%
       Foreign sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               37%      32%       28%
                                                                                                        ----     ----      ----
          Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              100%     100%      100%
                                                                                                        ====     ====      ====


Independent Research and Development

The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At March 31, 1994, the Company employed approximately 164 engineers (of whom 32 held advanced degrees); approximately 27 of such engineers (including 14 holding advanced degrees) devoted all or part of their effort toward a variety of projects including: refining carbon processing techniques to create more durable braking systems; upgrading existing braking systems to provide enhanced performance; and developing new technologies to improve the Company's products.

The costs incurred relating to independent research and development for the fiscal years ended March 31, 1994, 1993, and 1992 were $12.9 million, $11.4 million and $14.1 million, respectively.

Patents and Licenses

The Company has a large number of patents related to the products of its subsidiaries. In addition, the Company has pending a substantial number of patent applications and is licensed under several patents of others. While in the aggregate its patents are of material importance to its business, the Company believes no single patent or group of patents is of material importance to its business as a whole.

Competition

The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Allied Signal's Aircraft Landing Systems Division and B.F. Goodrich. Both significant competitors are larger and have greater financial resources than the Company. The principal competitor for anti-skid systems is the Hydro-Aire Division of Crane Co. The principal competitor for fuel tanks is American Fuel Cell & Coated Fabrics Company.

Backlog

Backlog at March 31, 1994 and 1993 amounted to approximately $141.5 million and $134.6 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 62% of total Company backlog at March 31, 1994 is expected to be shipped during the fiscal year ended March 31, 1995, with the balance expected to be shipped over the
subsequent two-year period.   No significant seasonality exists for sales of
the products manufactured by the Company.

Of the total Company backlog at March 31, 1994, approximately 26% was directly or indirectly for end use by the United States Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

Government Contracts

Recent political developments in some regions of the globe have led to reconsideration of the United States' military objectives and requirements and a resultant decline in spending on defense related products. Reduced Government demand for products supplied by the Company has and may continue to have adverse effects on sales, income and cash flow. For the fiscal years ended March 31, 1994, 1993 and 1992, approximately 15%, 23% and 31%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

All of the Company's defense contracts are firm, fixed-price contracts under which the Company agrees to perform for a predetermined price. Although the Company's fixed-price contracts generally permit the Company to keep unexpected profits if costs are less than projected, the Company does bear the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contract. All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls and standard provisions for termination at the convenience of the Government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and to an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government. To date, no significant fixed-price contract of the Company has been terminated.

Companies supplying defense-related equipment to the Government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the Government, changes in the Government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the Government for aircraft using products of the type manufactured by the Company, or lower margins resulting from increasingly competitive procurement policies, or a reduction in the volume of contracts or subcontracts awarded to the Company or substantial cost overruns would have an adverse effect on the Company's cash flow.

Supplies and Materials

The principal raw materials used in the Company's wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. The Company purchases steel and aluminum forgings from several sources. Historically, substantially all of the Company's carbon was purchased from HITCO, a division of British Petroleum Company, p.l.c., pursuant to a multi-year supply contract. During the fiscal year ended March 31, 1991, Aircraft Braking Systems completed installation of a continuous carbon furnace to internally manufacture carbon material. The Company intends to fabricate its entire carbon requirements for the A-330, A-340, MD-90 and CL-604 programs, using in-house production facilities. The Company also recently developed a new European source of carbon to supply a portion of the carbon which will be used to produce braking systems for use on the A-321. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary.

The Company has not experienced any difficulty obtaining sources of supplies or adequate supplies of these raw materials, and believes that sufficient supplies and alternative sources of supply will be available in the foreseeable future.

Personnel

At March 31, 1994, the Company had 1,141 full-time employees, of which 825 were employed by Aircraft Braking Systems (373 hourly and 452 salaried employees) and 316 were employed by Engineered Fabrics (195 hourly and 121 salaried employees). All 373 of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all 195 of Engineered Fabrics' hourly employees are represented by the United Textile Workers' Union.

Engineered Fabrics has entered into a three-year contract with its union that
expires on February 5, 1995.   Aircraft Braking Systems' three- year contract
with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment.

Item 2.   Properties

United States Facilities. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States which are individually owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio, and consists of approximately

733,000 square feet of manufacturing, engineering and office space. Engineered Fabrics' facility is located in Rockmart, Georgia, and consists of approximately 564,000 square feet of manufacturing, engineering and office space. The Company believes that its property and equipment are generally well-maintained, in good operating condition and adequate for its present needs.

Foreign Facilities. The Company occupies approximately 13,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2017. During the fiscal year ended March 31, 1992, foreign distribution activities were consolidated from Moerfelden, Germany, into the Slough facility. The facility is used to distribute the Company's products to foreign purchasers. The Company also maintains sales and service offices in London, Rome, Tokyo and Toulouse, France.

Akron Facility Arrangements. The Aircraft Braking Systems manufacturing plant acquired from Loral Corporation ("Loral") was a part of a larger complex owned and operated by Loral. Since complete physical separation of the Aircraft Braking Systems facility from the balance of the complex was impractical at the time of the Acquisition, Loral and Aircraft Braking Systems entered into various agreements covering occupancy arrangements and shared easements and services (including utility services). As an occupant of space within the Loral complex of approximately 433,000 square feet, Aircraft Braking Systems is subject to annual occupancy payments to Loral. During the fiscal year ended March 31, 1994 Aircraft Braking Systems made occupancy payments to Loral of $1.2 million. While most of the agreements are temporary (having terms ranging from two to 10 years from the closing date of the Acquisition), certain access easements and easements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, as a condition to obtaining governmental approval to divide the real property following the Acquisition, Loral and Aircraft Braking Systems jointly formed and equally control Valley Association Corporation, an Ohio corporation, thereby establishing a single legal entity to deal with the City of Akron and utility companies concerning governmental and utility services furnished to Loral's and Aircraft Braking Systems' facilities and to receive and comply with remedial requests issued by such institutions.

Item 3.   Legal Proceedings

Aircraft Braking Systems is a defendant in a patent infringement suit filed on January 31, 1991, by the B.F. Goodrich Company in the United States District Court for the District of Delaware. The suit alleges infringement by Aircraft Braking Systems of two Goodrich patents related to the structure and method of overhaul of aircraft brake assemblies and seeks damages of approximately $75 million. Aircraft Braking Systems is vigorously defending the suit on the grounds that the patents are invalid and unenforceable, that Aircraft Braking Systems' brake assemblies do not infringe the patents and that the damage claim is speculative and inflated. The trial court concluded hearing testimony in October 1993, final arguments before the court were concluded on March 31, 1994, and a decision is expected in the second half of calendar year 1994. Although the final result in this lawsuit cannot be predicted with certainty, management believes based on its assessment of the facts and circumstances, as well as advice from counsel, that it is remote that the Company would suffer a material liability as a result of the above mentioned lawsuit.

In addition to the foregoing, there are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.

Environmental Matters

The Company's manufacturing operations are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that its manufacturing facilities are in substantial compliance with all existing federal, state and local environmental regulations, but it cannot predict whether more burdensome air, water or solid waste disposal requirements will be imposed in the future by governmental authorities.

The Company currently discharges wastewater from its manufacturing operations at the Akron facility into the Akron municipal waste water system. There is currently no wastewater pretreatment system employed on site. As specified in the existing governmental permit to discharge such waste water, sampling of the Akron facility sanitary wastewater streams is performed at one location after all sources throughout the facility have been combined. Samples taken at this location indicate substantial compliance with all existing federal, state and local environmental regulations. Aircraft Braking Systems has been notified by the City of Akron that separate waste stream sampling may be required in the future. When this occurs, anodizing facilities will require pretreatment.
The Company estimates that the cost of installation of pretreatment equipment
is not likely to exceed $200,000.   The Company has received notice of
potential liability for EPA Superfund clean-up costs for a hazardous waste disposal site previously utilized. Total expenses at this time are estimated to be $150,000. Beginning in fiscal year 1996, the Company believes it will incur compliance expenditures at its Rockmart, Georgia, facility as a result of recent amendments to the Clean Air Act. The Company does not believe that such expenditures will have a material adverse effect on its financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholders Matters

There is no trading market for the Company's common stock. All of the common stock of the Company except 10 shares (which are owned by CBC Capital Partners, Inc., an affiliate of Chemical Banking Corporation) are owned by Bernard L. Schwartz ("BLS"), Chairman of the Company. See Note 7 to the consolidated financial statements for a description of the Amended and Restated Revolving Credit Agreement (the "Revolving Loan"), the 11 7/8% Senior Secured Notes due 2003 (the "Senior Notes"), the 13 3/4% Senior Subordinated Debentures due 2001 (the "Subordinated Debentures") and the Subordinated Convertible Debentures due 2004 (the "Convertible Debentures"). (See "Security Ownership of Certain Beneficial Owners and Management.")

Item 6.    Selected Financial Data

The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements.

                                                                       FOR THE YEARS ENDED
                                                                             MARCH 31,

                                          -------------------------------------------------------------------------------

                                                        1994        1993           1992         1991        1990(A)
                                                        ----        ----           ----         ----        ------
                                                                               (In Thousands)
INCOME STATEMENT DATA:
  Net sales . . . . . . . . . . . . . . . . .       $226,131    $277,107       $295,490     $314,635      $300,210
  Cost of sales . . . . . . . . . . . . . .          159,751     199,002        209,552      223,360       215,872
  Independent research and development  . .           12,858      11,417         14,130       11,781        10,902
  Selling, general and administrative expenses        22,421      24,154         24,047       25,345        20,682
  Amortization  . . . . . . . . . . . . . .           10,884      10,258         10,306       10,233         9,380
                                                    --------    --------       --------     --------      --------
  Operating income  . . . . . . . . . . . .           20,217      32,276         37,455       43,916        43,374
  Interest expense, net . . . . . . . . . .           51,953      53,486         52,179       54,196        58,580
                                                    --------    --------       --------     --------      --------
  Loss before extraordinary charge and cumulative
     effect of accounting changes   . . . .          (31,736)    (21,210)       (14,724)     (10,280)      (15,206)
  Extraordinary charge (b)  . . . . . . . .            --         (2,477)          (992)       --            --
  Cumulative effect of accounting changes             (2,305)(c) (73,540)(d)      --           --            --
                                                    --------    --------       --------     --------      --------
  Net loss  . . . . . . . . . . . . . . . .         $(34,041)   $(97,227)      $(15,716)    $(10,280)     $(15,206)
                                                    ========    ========       ========     ========      ========

BALANCE SHEET DATA (at end of period):
  Working capital . . . . . . . . . . . . .         $ 53,091   $  70,028      $  77,606    $  52,312     $  79,755
  Total assets  . . . . . . . . . . . . . .          446,880     489,968        518,938      536,781       529,975
  Long-term obligations . . . . . . . . . .          484,407     480,580        405,111      404,871       415,033
  Stockholders' equity (deficiency) . . . .          (90,355)    (51,868)        48,331       38,172        49,794

OTHER DATA (for the period):
  Capital expenditures, net . . . . . . . .            3,127       4,670          3,986        8,718         8,878
  Depreciation and amortization . . . . . .           20,527      19,862         19,501       18,683        16,403
  Non-cash interest - Convertible Debentures           8,443       7,282          6,213        5,237         4,245
  Non-cash interest - financing costs . . .            1,480       1,507          2,467        1,692         7,089

(a) Consists of the results of operations for the period April 28, 1989 to March 31, 1990 (338 days).
(b) The extraordinary charge of $2,477 and $992 relates to the accelerated amortization of unamortized financing costs associated with the prepayment in full of the Term Loan in fiscal year 1993 and the partial prepayment of the Term Loan in fiscal year 1992. (See Note 7 to the consolidated financial statements.)
(c) Represents cumulative effect of the change in method of accounting for the discounting of liabilities for workers' compensation losses. (See Note
     2 to the consolidated financial statements.)
(d) Includes cumulative effect of accounting change for SFAS No. 106 and the change in method of accounting for certain overhead costs in inventory. (See Notes 11 and 4 to the consolidated financial statements.)

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

Aircraft Braking Systems generates approximately 75% of its revenues through the sale of replacement parts for wheels and braking systems previously manufactured by the Company and its predecessors and installed on over 30,000 commercial, general aviation and military aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production ("program investments"). Such expenditures are charged to operations when incurred, or in the case of program investments, when delivered to the aircraft manufacturer. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from the sales of replacement parts over the life of the aircraft. The Company has invested and will continue to invest significant resources to have its products selected for use on new commercial airframes, focusing particularly on medium-and short-range aircraft. During the three years ended March 31, 1994, the Company spent an aggregate of $104 million for research, development, design and program investments. As a result of these efforts, the Company has been selected as a basic supplier of wheels and carbon brakes on the Airbus A-321, the sole supplier of wheels, carbon brakes and anti-skid systems on the MD-90, Fo-100 and Fo-70, the sole supplier of wheels and brakes for the Saab 2000, the Canadair Regional Jet, the Lear 60, the Fairchild Metro 23 and as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340. These programs are in the early stages of their life cycles and represent significant future growth opportunities for the Company.

The Company believes that Department of Defense budget reductions have resulted in a general reduction in the use and deployment of military aircraft and, accordingly, sales to the United States military decreased from 23% of the Company's total sales during the fiscal year ended March 31, 1993, to 15% during the fiscal year ended March 31, 1994. The Company does not anticipate any further significant reduction in sales to the United States military from their fiscal year 1994 levels.


Results of Operations

Fiscal Year 1994 Compared with Fiscal Year 1993

SALES. Sales for fiscal year 1994 totaled $226.1 million compared with $277.1 million in the prior year. Military sales decreased $27.2 million primarily on the F-16, F-14A, S-3A, F-117A and Saab J-35 and J-37 programs, reflecting the overall decline in government procurements. Commercial sales decreased $23.8 million, of which approximately $7.0 million was attributable to replacement parts of aircraft wheels and brakes, principally on the DC-10 program. Additionally, demand for original equipment on the MD-11 and various Gulfstream programs was down, reflecting what the Company believes is a temporary industry-wide trend of aircraft operators deferring receipt of new airplanes. Sales of oil spill containment booms were also below prior year levels.

GROSS MARGIN. The gross margin for fiscal year 1994 was 29.4% compared with 28.2% for fiscal year 1993. This increase was due primarily to lower postretirement health care and life insurance costs in fiscal year 1994 resulting from various plan amendments (see Note 11 to the consolidated financial statements) and a favorable sales mix, whereby higher margin-commercial sales comprised a higher percentage of total sales, partially offset by the overhead absorption effect relating to lower sales volume.

INDEPENDENT RESEARCH AND DEVELOPMENT. Independent research and development costs were $12.9 million in fiscal year 1994 compared with $11.4 million in fiscal year 1993 or 5.7% and 4.1% of sales for fiscal year 1994 and 1993, respectively. This increase was primarily due to the incurrence of higher costs associated with the design and development of wheels and brakes for the CL-604, Saab 2000 and Japan's FSX programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.7 million in fiscal year 1994 compared with fiscal year 1993. This decrease was primarily due to the Company's continuous cost containment efforts and lower postretirement health care and life insurance costs due to various plan amendments. (See Note 11 to the consolidated financial statements.)

INTEREST EXPENSE, NET. Net interest expense decreased $1.5 million in fiscal year 1994 compared with the prior year primarily due to a lower average principal balance on the Revolving Loan. Partially offsetting this decrease was a higher principal balance on the Convertible Debentures. The Company issued $8.4 million and $7.3 million in additional Convertible Debentures during fiscal years 1994 and 1993, respectively, in payment of non-cash interest.

In the fourth quarter of fiscal year 1994, retroactive to April 1, 1993, in response to recent Securities and Exchange Commission guidance, the Company changed its method of accounting for the discounting of liabilities for workers' compensation losses, to use a risk-free rate rather than its incremental borrowing rate. The cumulative effect for periods prior to April 1, 1993, of this change amounted to $2,305,000, and is included as an increase to the net loss for the fiscal year ended March 31, 1994. (See Note 2 to the consolidated financial statements.)


Fiscal Year 1993 Compared with Fiscal Year 1992

SALES. Sales for fiscal year 1993 totaled $277.1 million reflecting a decrease of $18.4 million compared with the prior year. This decrease was due to a decline in military sales of $26.3 million, primarily attributable to reduced sales of replacement parts for wheels and brakes on the Lockheed F-16 and S-3A programs and for fuel tanks on the McDonnell Douglas F-15 program. Partially offsetting this decline were higher commercial sales of oil containment booms.

GROSS MARGIN. The gross margin for fiscal year 1993 was 28.2% compared with 29.1% for fiscal year 1992. This decrease was primarily due to the fiscal year 1993 effect of adopting Statement of Financial Accounting Standards (SFAS) No. 106 (see Note 11 to the consolidated financial statements) and a change in accounting for inventory (see Note 4 to the consolidated financial statements), lower sales volume and higher shipments of original equipment to airframe manufacturers at or below the cost of production. Partially offsetting this decrease was a favorable sales mix, whereby higher margin-commercial sales comprised a higher percentage of total sales and enhanced operating efficiencies.

INDEPENDENT RESEARCH AND DEVELOPMENT. Independent research and development costs were $11.4 million in fiscal 1993 compared with $14.1 million in fiscal year 1992 or 4.1% and 4.8% of sales for fiscal years 1993 and 1992, respectively. This decrease was primarily due to the incurrence of higher costs during the prior fiscal year 1992, associated with the design and development of wheels and brakes for the Airbus A-330 and A-340, the Canadair Regional Jet and the Saab 2000 programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $.1 million in fiscal year 1993 compared with fiscal year 1992. This increase was primarily due to the fiscal year 1993 effect of adopting SFAS No. 106, offset by the Company's continuous cost containment efforts as well as the consolidation of the Moerfelden, Germany, distribution warehouse into the product support facility in Slough, England, during fiscal year 1992.

INTEREST EXPENSE, NET. Net interest expense increased $1.3 million in fiscal year 1993 compared with the prior year. This increase was attributable to the higher interest rate on the Senior Notes issued June 10, 1992 compared with the senior term loan that was prepaid (see Note 7 to the consolidated financial statements) and a higher interest rate and principal balance on the Convertible Debentures. Partially offsetting this increase was a lower interest rate and average principal balance on the Revolving Loan. The Company issued $7.3 million and $6.2 million in additional Convertible Debentures during fiscal years 1993 and 1992, respectively, in payment of non-cash interest.

In the fourth quarter of fiscal year 1993, the Company adopted, retroactive to April 1, 1992, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of these benefits during an employee's service period. The effect of adopting SFAS No. 106 was a cumulative charge of $77.9 million and an increase in fiscal year 1993 operating expenses of $6.2 million ($5.5 million included in cost of sales and $.7 million included in selling, general and administrative expenses). (See
Note 11 to the consolidated financial statements.) Prior year results have not been restated to reflect this accounting change.

Liquidity and Financial Condition

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been from cash generated from operations and borrowings under the Revolving Loan. The Company's long-term indebtedness increased from $379.5 million at March 31, 1993, to $381.4 million at March 31, 1994. This increase was primarily due to the accrual of non-cash interest on the Convertible Debentures of $8.4 million, partially offset by $6.5 million of repayments on the Revolving Loan.

The Company expects that its principal use of funds for the next several years will be to pay interest on indebtedness, fund capital expenditures and make investments in original equipment for new airframes. Debt principal amortization commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $80 million Revolving Loan (maturing April 27, 1997 and subject to a borrowing base of eligible accounts receivable and inventory). At March 31, 1994, the Company had $38.2 million available to borrow under its Revolving Loan.

Capital Expenditures

The Company had additions to fixed assets of $3.1 million and $4.7 million for the fiscal years ended March 31, 1994 and 1993, respectively. These additions were primarily for manufacturing equipment. Capital spending for fiscal year 1995 is expected to be approximately $5.0 million.

Inflation

The effect of inflation on the Company's sales and earnings is minimal because a majority of the Company's sales are conducted through long-term contracts or established price lists. The selling prices of such contracts and price lists, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

Accounting Pronouncement

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires that the costs of benefits provided to employees after employment but before retirement be recognized in the financial statements on an accrual basis. The Company will adopt Statement of Financial Accounting Standards No. 112 in the first quarter of fiscal year 1995. The impact of this new statement has not been fully determined, but the Company believes its adoption will not have a material effect on its financial position or results of operations. (See Note 2 to the consolidated financial statements.)

Item 8.   Financial Statements and Supplementary Data

See the financial statements, together with the auditors' reports thereon, appearing on pages F-1 to F-18 hereof.

Item 9.   Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions of the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified, and all executive officers hold office at the pleasure of the Board of Directors. The following executive officers or directors of the Company are related by blood or marriage: Kenneth M. Schwartz is the nephew of Bernard L. Schwartz, Ronald H. Kisner's wife is the niece of Bernard L. Schwartz and John R. Paddock's wife is the daughter of Bernard L. Schwartz. No other executive officer or director of the Company is related by blood, marriage or adoption.

                                     NAME                       AGE      POSITION(S)
                                     ----                       ---      -----------

                             Bernard L. Schwartz*               68       Chairman of the Board
                                                                         and Chief Executive Officer
                             Herbert R. Brinberg*               68       Director
                             Ronald H. Kisner*                  45       Director
                             John R. Paddock*                   40       Director
                             James A. Stern**                   43       Director
                             A. Robert Towbin**                 58       Director
                             Alan H. Washkowitz**               53       Director
                             Kenneth M. Schwartz                43       Chief Financial Officer,
                                                                         Treasurer and Secretary
- -----------------------

 *       Designated as director by BLS pursuant to the Stockholders Agreement.
** Designated as director by Lehman Brothers Holdings Inc. ("LBH") pursuant to the Stockholders Agreement.

Mr. Bernard L. Schwartz has been Chairman and Chief Executive Officer of the Company since 1989. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Corporation since 1972. Mr. Schwartz is a Director of Reliance Group Holdings, Inc. and certain subsidiaries, Director of Sorema North American Reinsurance Company, Director of First Data Corporation and Trustee of New York University Medical Center.

Dr. Brinberg has been President and Chief Executive Officer of Parnassus Associates International, a firm of consultants in the field of Information Management, since September 1989. Previously, he was President and Chief Executive Officer of Wolters Kluwer U.S. Corporation, a wholly owned subsidiary of Wolters Kluwer N.V. of the Netherlands, and its predecessor companies since 1978. Dr. Brinberg received an A.B. from Cornell University, an M.S. from Columbia University and a Ph.D. in Economics from New York University. He is also currently an Adjunct Professor of Management at Baruch College City University of New York.

Mr. Kisner has been a member of the law firm of Chekow & Kisner, P.C., since 1984. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held such offices as Secretary, Vice President and Director. From 1982 to 1984, Mr. Kisner was a sole practitioner. Mr. Kisner received a B.A. from Syracuse University in 1970 and a J.D. from Washington College of Law, American University, in 1973.

Dr. Paddock is a licensed psychologist who has maintained an independent practice of psychotherapy, assessment and consultation in Atlanta, Georgia since 1982. He has also been Director of Training for the Georgia School of Professional Psychology, Adjunct Associate Professor of Psychology at Emory University, Assistant Professor of Psychology at Kennesaw State College, and Southern Region Coordinator for National Employee Assistance Services. Dr. Paddock received his B.A. from Williams College and his M.A. and Ph.D. in Clinical Psychology from Emory University. Currently, he has clinical faculty appointments at both Emory's Department of Psychology and in the medical school.

Mr. Stern is Chairman of The Cypress Group, a private merchant bank. He was a Managing Director of Lehman Brothers from 1984 to 1994. Lehman Brothers is a division of a direct subsidiary of LBH, a company whose common stock is principally owned by American Express Company. Since 1989, Mr. Stern has also been head of the Merchant Banking Group of Lehman Brothers. He was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. from 1982 to 1984. Mr. Stern is also a director of Infinity Broadcasting Corporation, Loral Aerospace Holdings, Inc., R.P. Scherer Corp., Noel Group Inc. and Lear Seating Corporation.

Mr. Towbin was elected President and Chief Executive Officer of the Russian-American Enterprise Fund in January of 1994 and has taken a leave of absence from Lehman Brothers where he had been a Managing Director of the High Technology Investment Banking Group since 1987. Prior to joining Lehman Brothers, Mr. Towbin was Vice Chairman, Member of the Executive Committee and Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. from 1986 to 1987. From 1983 to 1986, Mr. Towbin was Vice Chairman, and from 1977 to 1983 he was General Partner of L.F. Rothschild, Unterberg, Towbin. From 1959 to 1977, Mr. Towbin was General Partner of C.E. Unterberg, Towbin Co. Mr. Towbin received a B.A. from Dartmouth College in 1957. Mr. Towbin is also a Director of Columbus New Millennium Fund, Gerber Scientific, Inc. and the Russian-American Enterprise Fund.

Mr. Washkowitz has been a Managing Director of Lehman Brothers since 1984. He was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. from 1978 to 1984. Mr. Washkowitz began in the Corporate Finance Department of Kuhn Loeb & Co. in 1968 and became a general partner of the firm in 1975. Mr. Washkowitz received an A.B. from Brooklyn College, an M.B.A. from Harvard Business School and a J.D. from Columbia Law School. Mr. Washkowitz is also a director of Illinois Central Corporation and Lear Seating Corporation.

Mr. Kenneth M. Schwartz has been Chief Financial Officer, Treasurer and Secretary of the Company since June 1989. Previously he was the Corporate Director of Internal Audit for Loral since late 1987. From 1984 to 1987, Mr. Schwartz held the position of Director of Cost and Schedule Administration for Loral Electronic Systems. Prior to 1984, Mr. Schwartz held various other positions with Loral Electronic Systems and the accounting firm of Deloitte & Touche. Mr. Schwartz received a B.B.A. in accounting from the University of Miami in 1973.

Executive Officers of Aircraft Braking Systems
Corporation and Engineered Fabrics Corporation

Set forth below are the names, ages and positions of the executive officers of Aircraft Braking Systems and Engineered Fabrics. All executive officers hold office at the pleasure of their respective Board of Directors.


                           Aircraft Braking Systems Corporation
                           ------------------------------------

                                 NAME                            AGE                                POSITION
                                 ----                            ---                                --------
                   Donald E. Fogelsanger                          68                               President
                   Ronald E. Welsch                               59                        Executive Vice President
                   Robert Crawford                                50                    Senior Vice President-Operations
                   Frank P. Crampton                              50                        Vice President-Marketing
                   Richard W. Johnson                             50                 Vice President-Finance and Controller

                           Engineered Fabrics Corporation
                           ------------------------------

                                 NAME                            AGE                                POSITION
                                 ----                            ---                                --------

                   Roger C. Martin                                57                               President
                   Terry L. Lindsey                               49                        Vice President-Marketing
                   Anthony G. McCann                              34                       Vice President-Operations
                   John A. Skubina                                39                         Vice President-Finance

Mr. Fogelsanger has been President of Aircraft Braking Systems Corporation since 1989. From 1987 to 1989 he was President of Loral's Aircraft Braking Systems Division. January 1986 to March 1987 he was Vice President and General Manager of Goodyear Aerospace Corporation's ABS division. From 1980 to 1986 he was General Manager of Goodyear's Aircraft Tire Operations. In 1968, Mr. Fogelsanger directed Goodyear's development of a crash-resistant fuel system for helicopters that was credited with saving hundreds of lives during the Vietnam War. He joined Goodyear in 1951 after graduating from Pennsylvania State University with a bachelor's degree in industrial engineering.

Mr. Welsch joined Aircraft Braking Systems Corporation in September 1993 as Executive Vice President. Prior to joining Aircraft Braking Systems, Mr. Welsch was General Manager of the GE 90 Commercial Engine program at General Electric Aircraft Engines and held various positions in management, including engineering, product support, marketing, product planning and program management, over the course of 26 years. Mr. Welsch started his aviation career at Douglas Aircraft in 1958 and joined Northrop Corporation in 1961. He entered the U.S. Marine Corp Aviation following graduation from Purdue University with a bachelor's degree in mechanical engineering. Mr. Welsch also attended Massachusetts Institute of Technology-Sloan School in 1983.

Mr. Crawford was named Senior Vice President of Operations at Aircraft Braking Systems in April 1988. He joined Loral's ABS division as Vice President of Operations in June 1987 after 26 years working for prime aircraft manufacturers. Mr. Crawford has been involved in the building and delivery of both military and commercial aircraft. Prior to joining ABS, he was Vice President of Operations at the Fairchild plant on Long Island, General Manager of the Fairchild facility in Hagerstown and of the Precision Fabrication Center in Columbus, Georgia. Mr. Crawford had extensive experience in Industrial Engineering, Manufacturing Engineering, and Manufacturing at Canadair prior to leaving there in 1981 as Director of Manufacturing to join Fairchild Industries. He studied mechanical engineering at Sir George Williams University and also studied Business Administration at Alexandria Hamilton Institute.

Mr. Crampton was named Vice President of Marketing at Aircraft Braking Systems in March 1987. He had been Director of Business Development for Goodyear Aerospace Corporation's Wheel and Brake Division since 1985. Prior to that assignment, he was the divisional manager of Program Operations since 1983.
Mr. Crampton joined Goodyear in 1967 following his graduation from the University of Akron with a bachelor's degree in electrical engineering. He became Section Manager in Commercial Sales in 1977, a product marketing manager in 1978, and Divisional Sales Manager in 1979. In August of 1982, he joined manufacturing as the manager of the manufacturing process organization. Mr. Crampton completed the executive management program at Northwestern University in 1982 and received an M.B.A. from Kent State University in 1983. He also worked for NASA at the Johnson Space Center, Houston, Texas from 1963 to 1966.

Mr. Johnson has been Vice President of Finance and Controller at Aircraft Braking Systems since April 1989. From 1987 to 1989 he was Vice President of Finance and Controller of Loral's Aircraft Braking Systems Division. Prior to this assignment, he had spent 22 years with Goodyear Aerospace Corporation, including one year as the Controller of the wheel and brake division. Mr. Johnson joined Goodyear Aerospace Corporation in 1966 following his graduation from Kent State University with a bachelor's degree in accounting. He became Manager of Accounting in 1979 for the Centrifuge Equipment Division of Goodyear Aerospace Corporation after holding various positions in the Defense Systems Division.

Mr. Martin has been President of Engineered Fabrics Corporation since 1987. From June 1984 until 1987, he was General Manager of GAC's Engineered Fabrics Division. Mr. Martin has been continuously employed by Goodyear, GAC and Loral for the past 32 years. Other positions Mr. Martin held with Goodyear include General Manager, Program Manager and a number of research positions. He holds a patent for elastomeric protective coating for metal storage reels. Mr. Martin received a B.S. and a B.Ch.E. in 1958 and 1962, respectively, from Auburn University.

Mr. Lindsey has served as Vice President of Business Development since 1989.
He has been with Goodyear Aerospace Corporation, Loral and K & F Industries since 1977. Prior to this he had 12 years of federal service with the US Army. He joined GAC as Contract Administrator of the Industrial Brake Operation in Berea, Kentucky, and transferred to Engineered Fabrics in 1979 as Manager of Contracts. He received a B.S. in Industrial Technology from Berea College in 1967.

Mr. McCann has been Vice President of Operations at Engineered Fabrics Corporation since June 1993. Prior to that, he was Manager of Production Support from April 1990 to June 1993. He joined Engineered Fabrics Corporation in August 1988 as Manager of Production. From January 1984 to August 1988, Mr. McCann worked for Aircraft Braking Systems as Manager of Manufacturing Engineering, Manager of Assembly and as a Manufacturing Engineer. He received a BSME in 1984 from the University of Akron.

Mr. Skubina has been Vice President of Finance and Administration since February 1991. Prior to that, he was made Vice President of Finance on April 1, 1990. He joined Engineered Fabrics Corporation in 1988 as Accounting Manager. From 1985 until 1988, Mr. Skubina was the Assistant Controller and Controller of MPD, a division of M/A-Com. He received a B.S. in Accounting in 1979 from New York Institute of Technology.

Item 11.   Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for the past three years paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries whose aggregate current remuneration exceeded $100,000.


                                                                         Annual                     Long-Term
                                                                      Compensation                 Compensation
- -----------------------------------------------------------------------------------------------------------------
                                                                                                        All Other
                                                                                Options       LTIP       Compen-
                                    Fiscal         Salary           Bonus       Granted     Payouts     sation(b)
  Name and Principal Position        Year           ($)              ($)          (#)          ($)         ($)
- -----------------------------------------------------------------------------------------------------------------
Bernard L. Schwartz                  1994        1,859,800(a)          --           --          --           --
Chairman of the Board and Chief      1993        1,840,650(a)          --           --          --           --
Executive Officer                    1992        1,739,000(a)          --           --          --            (c)
- -----------------------------------------------------------------------------------------------------------------

Kenneth M. Schwartz                  1994          176,418           37,500         --          --          3,404
Chief Financial Officer - K & F      1993          167,809           75,000        7,500      10,000        3,322
Industries, Inc.                     1992          135,000           50,000         --        10,000          (c)
- ------------------------------------------------------------------------------------------------------------------

Donald E. Fogelsanger                1994          185,000             --           --           --        18,949
President of Aircraft                1993          178,340           85,000        5,000      13,333       19,032
Braking Systems                      1992          172,337           70,000         --        13,333          (c)
- -----------------------------------------------------------------------------------------------------------------

Robert Crawford                      1994           145,000             --          --          --          2,848
Senior Vice President -              1993           137,293          47,500         --         8,333        2,985
Operations - Aircraft Braking        1992           132,372          38,000         --         8,333          (c)
Systems
- -----------------------------------------------------------------------------------------------------------------
Roger C. Martin                      1994           127,000             --          --          --         10,545
President of Engineered Fabrics      1993           120,231          38,000        5,000        6,667      10,237
Corporation                          1992           110,938          25,364         --          6,667         (c)
- -----------------------------------------------------------------------------------------------------------------

(a)      Comprised of amounts paid to BLS under the Advisory Agreement.

(b) Includes the following Company contributions to individual 401(k) plan accounts for fiscal year 1994 and 1993, respectively: Mr. K. Schwartz
         - $3,225 and $3,152; Mr. Fogelsanger - $2,719 and $2,977; Mr. Crawford
         - $2,848 and $2,985; Mr. Martin $3,161 and $2,985. Also includes the value of supplemental life insurance programs for fiscal year 1994 and 1993, respectively: Mr. K. Schwartz - $179 and $170; Mr. Fogelsanger - $16,230 and $16,055; Mr. Martin - $7,384 and $7,252

(c) In accordance with the transitional provisions applicable to the revised rules on executive compensation adopted by the Securities and Exchange Commission, amounts of all other compensation are not disclosed for fiscal years ending prior to December 15, 1992.

                       OPTION GRANTS IN LAST FISCAL YEAR

    There were no grants of stock options by the Company, during fiscal year 1994, to the named executive officers.




                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTIONS VALUES


                                                                                                                  Value of
                                                                                            Number of           Unexercised
                                                                                           Unexercised          In-the-Money
                                                                                           Options at            Options at
                                                                                           FY-End (#)           FY-End ($)(1)
                                                                                          -----------------------------------
                                                      Shares
                                                    Acquired on         Value             Exercisable/          Exercisable/
                             Name                  Exercise (#)      Realized ($)         Unexercisable         Unexercisable
               --------------------------------------------------------------------------------------------------------------

               Bernard L. Schwartz                       0                 0                         0/0             0/0

               Kenneth M. Schwartz                       0                 0                 5,625/9,375             0/0

               Donald E. Fogelsanger                     0                 0               15,000/10,000             0/0

               Robert Crawford                           0                 0                 3,750/1,250             0/0

               Roger C. Martin                           0                 0                 7,500/7,500             0/0
               --------------------------------------------------------------------------------------------------------------

     (1) None of the Company's stock is currently publicly traded. All options were granted at book value computed as of the date of Acquisition.

LONG-TERM INCENTIVE PLAN AWARDS

Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction)in three equal annual installments starting on January 15th following each fiscal year-end. All nonvested amounts to an executive are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. Awards earned in fiscal year 1990 were paid in fiscal years 1991, 1992 and 1993. No awards have been earned since fiscal year 1990.

THE RETIREMENT PLAN

The Company established, effective May 1, 1989, as amended, the K & F Industries Retirement Plan for Salaried Employees (the "Company Retirement Plan"), a defined benefit pension plan. The Company intends to apply for a determination letter from the Internal Revenue Service that the Company Retirement Plan is a qualified plan under the Internal Revenue Code. The terms of the Company Retirement Plan are as follows: a non-contributory benefit and a contributory benefit. The cost of the former is borne by the Company; the cost of the latter is borne partly by the Company and partly by the participants. Salaried employees who have completed at least six months of service and satisfied a minimum earnings level are eligible to participate in the contributory portion of the Company Retirement Plan; salaried employees become participants in the non-contributory portion on their date of hire. The Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Plan provides an annual benefit equal to the greater of: 60% of the participant's aggregate contributions; or, average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (a) 2.4% times years of continuous service up to 10, plus, (b) 1.8% times additional years of such service up to 20, plus, (c) 1.2% times additional years of such service up to 30, plus, (d) 0.6% times all additional such service above 30 years.

Effective January 1, 1990, the Plan was amended for eligible employees of the K & F Industries and Aircraft Braking Systems to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of continuous service on and after January 1, 1990, a contributory benefit of (i) for 14 years of continuous service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, (ii) for more than 14 years of continuous service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spousal consent, in the form of an annuity with a term certain. A participant who has
(a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $118,800 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

Estimated annual benefits upon retirement for the individuals named in the Summary Compensation Table, who are participants in the amended plan of K & F and Aircraft Braking Systems, are $11,441 for Mr. K. Schwartz (does not currently participate in contributory portion of plan); $88,246 for Mr. Fogelsanger; and $69,755 for Mr. Crawford. BLS does not participate in this plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65; and (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period.

For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

The following table sets forth the estimated annual retirement benefits assuming a contributory formula applicable to eligible employees of Engineered Fabrics payable in the form of a single life annuity under the Company Retirement Plan to a salaried employee at various levels of credited compensation upon retirement at age 65 with the indicated years of service.

                       FINAL                                  YEARS OF SERVICE
                      AVERAGE
                      SALARY              15                  20                25                 30                 35
                      ------            ------              ------            ------             ------             ------

                    $125,000            $30,095             $38,521           $44,538            $50,556           $54,164
                     150,000             38,345              49,021            56,538             64,056            68,414
                     175,000             46,595              59,521            68,538             77,556            82,664
                     200,000             54,845              70,021            80,538             91,056            96,914

These figures have not been limited by the Section 415 dollar limitation of the Internal Revenue Code, which was $115,641 in 1993 and is $118,800 in 1994. Currently the Internal Revenue Code permits only $150,000 of annual compensation to be taken into account for purposes of determining retirement benefits.

At March 31, 1994, the credited service (as calculated under the Company Retirement Plan for Engineered Fabrics to the nearest whole year) for Mr. Martin was 32 years.

COMPENSATION OF DIRECTORS

The Board of Directors held four meetings during the fiscal year ended March 31, 1994. Nonequity members of the Board of Directors receive annual fees of $12,000 per year. Messrs. Towbin, Washkowitz and Stern (three directors designated by LBH pursuant to the Stockholders Agreement) waived any compensation for services as a director for the fiscal year ended March 31, 1994. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

EMPLOYMENT AGREEMENT

The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own at least 1,350,000 shares of common stock of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has not in the past used a compensation committee to determine executive officer compensation. The annual salary and bonus paid to BLS, the Company's Chairman and Chief Executive Officer, are determined in accordance with his employment agreement with the Company as described above. All other executive compensation decisions are made by BLS in accordance with policies established in consultation with the Board of Directors.

PART IV

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the capital stock of the Company at March 31, 1994:

                                             Number of Shares       Number of Shares        Percentage
                                                of Voting            of Preferred         Ownership of
                                               Common Stock            Stock(a)         Capital Stock(b)
                                               ------------            --------         ----------------
  Bernard L. Schwartz  . . . . . . . . .      4,846,154(c)                --                    35.00%
 *Lehman Brothers Merchant Banking
   Portfolio Partnership L.P.  . . . . .             --                416,496(d)               30.08
 *Lehman Brothers Offshore Investment
   Partnership L.P.  . . . . . . . . . .             --                112,730(e)                8.14
 *Lehman Brothers Offshore Investment
   Partnership - Japan L.P.  . . . . . .             --                 42,850(e)                3.10
 *Lehman Brothers Capital Partners
   II, L.P.  . . . . . . . . . . . . . .             --                282,924(f)               20.43
  CBC Capital Partners, Inc. . . . . . .
                                                     10                 44,999                   3.25
                                              ---------                -------                 ------
                                              4,846,164                899,999                 100.00%
                                              =========                =======                 ======

*Collectively referred to as the "Lehman Investors."

(a) The preferred stock is convertible into common stock on a one-for-ten basis.

(b) Assumes that the preferred stock has been converted into voting common stock.

(c) BLS has granted options to officers and directors of the Company and its subsidiaries, at a per share exercise price of $4, for an aggregate of 535,000 shares of the voting common stock owned by BLS. The agreements pursuant to which such options are issued (i) provide that the option is exercisable in whole or in part at any time prior to the tenth anniversary of the date of such agreement and (ii) restrict the transfer of the option and any shares purchased upon exercise of the option. The option agreements further provide that BLS will retain all voting rights with respect to shares sold to an option holder upon exercise of an option.

(d) Lehman Brothers Merchant Banking Partners Inc. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(e) Lehman Brothers Offshore Partners Ltd. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(f) Lehman Brothers II Investment Inc. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH. The limited partnership is a fund for employees of LBH and its affiliates.

Stockholders Agreement

The Company, BLS and LBH entered into (and the Lehman Investors and CBC Capital Partners, Inc. have become parties to) a Stockholders Agreement (the "Stockholders Agreement") dated as of April 27, 1989, which contains certain restrictions with respect to the transferability of the Company's capital stock by the parties thereunder, certain rights granted by the Company with respect to such shares and certain voting and other arrangements. The Stockholders Agreement will terminate as of such time as more than 75% of the shares of common stock then outstanding have been sold pursuant to one or more public offerings, except that the registration rights continue as to any common stock held by parties thereto as long as they own their shares, and the voting provisions contained in the Stockholders Agreement terminate on April 27, 1999.

The Stockholders Agreement provides for the Company's Board of Directors to be comprised initially of 7 members and for BLS to appoint the Chairman of the Board and all of the directors to the Board (except for 3 directors to be designated by LBH) for so long as BLS and his affiliates own at least 1,350,000 shares of the outstanding common stock. LBH is entitled to appoint three designees to the Board of Directors and, if BLS dies or becomes disabled or holds less than 1,350,000 shares of the common stock, to appoint a majority of the directors to the Board so long as LBH and its affiliates hold at least 100,000 shares of capital stock. The Company's charter documents provide that the following corporate actions will require the vote of at least one LBH designated director including (with certain limited exceptions) (i) mergers, consolidations or recapitalizations, (ii) issuances of capital stock or preferred stock, (iii) repurchases of and dividends on capital stock, (iv) issuance of employee options representing more than 50,000 shares of capital stock, (v) dissolution or liquidation of the Company, (vi) acquisition, sale or exchange of assets in excess of $5,000,000, (vii) the incurrence of debt or liens in excess of $10 million in the aggregate, (viii) the making of loans, investments or capital expenditures in excess of $10 million, (ix) transactions with affiliates and (x) prepayments of or amendments to any amount of financing in excess of $10 million. The Stockholders Agreement provides that the Charter and By-laws of the Company in effect on the closing date of the Acquisition may not be amended without the consent of an LBH designated director for so long as LBH or its affiliates own at least 1,000,000 shares of the outstanding capital stock.

The Stockholders Agreement provides BLS and LBH with a mutual right of first offer, with certain exceptions, on all sales of such stock. In addition, sales by a holder of capital stock who is a party or becomes a party to the Stockholders Agreement (a "Stockholder") are subject to a right of first offer. In the event that a Stockholder (or a group of Stockholders) sells more than 15% of the shares of capital stock subject to the Stockholders Agreement to a third party, each other Stockholder has the right to elect to sell on the same terms the same percentage of such other Stockholder's shares to the third party as the first Stockholder is selling of its shares of capital stock.

The Stockholders Agreement provides that either BLS or LBH (the "Put Party") may request an appraisal of the value of the capital stock of the Company (the "Appraised Value") and may notify the other party of its desire to sell all of its and its transferee's capital stock for a pro rata share of such Appraised Value. The other party may elect to purchase such capital stock or arrange for the purchase of such capital stock by a third party. If such election is made such party must use its best efforts to purchase or arrange for the purchase of such capital stock. If such capital stock is not purchased within a specified period, BLS and LBH shall cause the Company to be sold if such sale can be arranged for a price at least equal to the Appraised Value.

Stockholders of specified percentages of capital stock may demand registration rights. The Stockholders Agreement also grants to all Stockholders incidental registration rights with respect to shares of capital stock held by them; provided that the Stockholders not exercising such rights have the right to purchase the shares which are the subject of such registration rights pursuant to the right of first offer provided in the Stockholders Agreement. The Stockholders Agreement contains customary terms and provisions with respect to such registration rights.

Pursuant to the Stockholders Agreement, Stockholders have certain preemptive rights, subject to certain exceptions, with respect to future issuances of shares or share equivalents of capital stock so that such Stockholders may maintain their proportional equity ownership interest in the Company.

Item 13.   Certain Relationships and Related Transactions

General

BLS owns 35% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman and Chief Executive Officer of Loral. Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own at least 1,350,000 shares of common stock of the Company.

The Company has established a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS and other advisers ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. No bonuses were earned under this plan during fiscal years ended March 31, 1994 and 1993 and 1992.

Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. In connection with the Senior Note Offering on June 10, 1992, Lehman Brothers received underwriting discounts and a commission of $2.25 million.

Pursuant to the Services Agreement, Loral provides the Company with certain services which it previously provided to the subsidiaries. These services include, among others, security, fire protection, yard service and road maintenance, power plant and equipment calibration as well as other services on an as needed basis (the "Loral Services"). Certain of the Loral Services are used by the Company on a limited basis. The charge for these services is based on actual costs incurred. Billings from Loral were $3.0 million, $3.7 million and $4.5 million in fiscal years 1994, 1993 and 1992, respectively.
Billings to Loral were $1.1 million, $1.1 million and $1.1 million in fiscal years 1994, 1993 and 1992. Purchases from Loral were $4.2 million, $3.7 million and $8.8 million in fiscal years 1994, 1993 and 1992. Included in accounts receivable and accounts payable at March 31, 1994 is $.6 million and $2.0 million. Included in accounts receivable and accounts payable at March 31, 1993 is $1.6 million and $3.7 million.

Item 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K


(a) Index to Financial Statements:

                                                                                                                 Page
                                                                                                                 ----


     Independent Auditors' Report                                                                                 F-1

     K & F Industries, Inc. - Consolidated Financial
         Statements and Schedule:

         Consolidated Balance Sheets as of March 31, 1994 and 1993                                                F-2

         Consolidated Statements of Operations for the Years Ended
            March 31, 1994, 1993 and 1992                                                                         F-3

         Consolidated Statements of Stockholders' Equity (Deficiency)
            for the Years Ended March 31, 1994, 1993 and 1992                                                     F-4

         Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1994, 1993 and 1992                                                                         F-5

         Notes to Consolidated Financial Statements                                                               F-6

         Supplementary Income Statement Information (Schedule X)                                                  F-18


All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(b) No reports on Form 8-K were filed for the fiscal year ended March 31, 1994.

    Exhibits: See exhibit index below.

    No additional financial statements are required to be filed.


(c)  Exhibits

      2.01    -       Agreement for Sale and Purchase of Assets dated March 26, 1989 between Loral Corporation and the
                      Registrant (1)

      3.01    -       Form of Certificate of Incorporation of the Registrant (1)

      3.02    -       By-Laws of Registrant (1)

      4.01    -       Indenture for the 13 3/4% Senior Subordinated Debentures due 2001 (1)

      4.02    -       Indenture for the 14.75% Subordinated Convertible Debentures Due 2004 (1)

      4.03    -       First Supplemental Indenture dated as of July 22, 1991, to Convertible Debenture Indenture (4)

      4.04    -       Form of Indenture dated as of June 10, 1992 for the 11 7/8% Senior Secured Notes Due 2003 (5)

      4.05    -       Form of 11 7/8% Senior Secured Notes due 2003. (5)

      4.06    -       Form of Second Supplemental Indenture dated as of June 10, 1992, to Convertible Debenture Indenture (5)

      9.01    -       Stockholders Agreement dated April 27, 1989 among the Registrant, Lehman Brothers Holdings Inc. ("LBH")
                      and Bernard L. Schwartz ("BLS") (1)

     10.01    -       Credit Agreement dated as of April 27, 1989 among the Registrant, Manufacturers Hanover Trust Company, as
                      Agent and the Banks named therein (1)

     10.02    -       Revolving Credit Agreement dated as of April 27, 1989, among Aircraft Braking Systems Corporation,
                      Engineered Fabrics Corporation, the Agent and the Banks (1)

     10.03    -       Securities Purchase Agreement dated as of April 27, 1989, among the Registrant, BLS and LBH (1)

     10.04    -       Assumption Agreement dated as of April 27, 1989 (1)

     10.07    -       Director Advisory Agreement dated as of April 27, 1989, among the Registrant and BLS (1)

     10.08    -       Shared Services Agreement dated April 27, 1989, among Loral, the Registrant, Aircraft Braking Systems
                      Corporation and Engineered Fabrics Corporation (1)

     10.09    -       Non-Competition Agreement dated as of April 27, 1989, between the Registrant and BLS (1)

     10.10    -       K & F Industries, Inc. Retirement Plan for Salaried Employees (5)

     10.11    -       K & F Industries, Inc. Savings Plan for Salaried Employees (5)

     10.12    -       Goodyear Aerospace Corporation Supplemental Unemployment Benefits Plan for Salaried Employees - Plan A (1)

     10.13    -       The Loral Systems Group Release and Separation Allowance Plan (1)

     10.14    -       Letter Agreement dated April 27, 1989, between the Registrant and Lehman Brothers Inc. (1)

     10.15    -       Amendment and Waiver dated as of July 14, 1989 (1)

     10.16    -       Amendment to Credit Agreement dated as of July 31, 1989, between K & F Industries, the Subsidiaries and the banks (2)

     10.17    -       K & F Industries, Inc. 1989 Stock Option Plan (2)

     10.18    -       K & F Industries, Inc. Executive Deferred Bonus Plan (2)

     10.19    -       Amendment to the Credit Agreement dated as of June 26, 1991 (3)

     10.21    -       Securities Purchase Agreement dated as of July 22, 1991, among the Registrant, BLS and the Lehman
                      Investors (4)

     10.22    -       Interest Rate Protection Agreement between K & F Industries, Inc. and Lehman Brothers Special
                      Financing, Inc (4)

     10.23    -       Interest Rate Protection Agreement between K & F Industries, Inc. and Manufacturers Hanover Trust Company (4)

     10.27    -       Form of Amended and Restated Revolving Credit Agreement dated as of June 10, 1992, among Chemical Bank, the
                      Banks named therein, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (5)

     12.01    -       Statement of computations of ratio of earnings to fixed charges (5)

     12.02    -       Statement of computation of pro forma deficiency ratio of earnings to fixed charges (1)

     21.01    -       Subsidiaries of the Registrant (1)

     24.01    -       Powers of Attorney
- -------------------------

(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035.

(2) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

(3) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

(4) Previously filed, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(5) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028.


The annual report has not been furnished to the holders of the 13 3/4% Senior Subordinated Debentures and the 11 7/8% Senior Secured Notes. Upon completion, such report will be sent to the Commission and holders of the aforementioned debentures.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    K & F INDUSTRIES, INC.

    By:  KENNETH M. SCHWARTZ
         -------------------------
         Kenneth M. Schwartz
         Chief Financial Officer


         Date:   June 15, 1994
                 -------------

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                 Title                                            Date
     ---------                                 -----                                            ----

             *                         Chairman of the Board, Chief                          June 15, 1994
 ----------------------------           Executive Officer and Director
 Bernard L. Schwartz                    (principal executive officer)


 KENNETH M. SCHWARTZ                   Chief Financial Officer (principal                    June 15, 1994
 ---------------------                   financial and accounting officer)
 Kenneth M. Schwartz

             *                         Director                                              June 15, 1994
 ---------------------------
 Herbert R. Brinberg

             *                         Director                                              June 15, 1994
 ---------------------------
 Ronald H. Kisner

             *                         Director                                              June 15, 1994
 ---------------------------
 John R. Paddock

             *                         Director                                              June 15, 1994
 ---------------------------
 James A. Stern

             *                         Director                                              June 15, 1994
 ---------------------------
 A. Robert Towbin

             *                         Director                                              June 15, 1994
 ---------------------------
 Alan H. Washkowitz

*By:  KENNETH M. SCHWARTZ                                                                    June 15, 1994
      ------------------------
      Kenneth M. Schwartz
      Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of K & F Industries, Inc.:


We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of March 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a)1. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 1993, the Company changed its method of accounting for discounting of certain liabilities. As discussed in Notes 4 and 11, respectively, to the consolidated financial statements, effective April 1, 1992, the Company changed its method of accounting for certain overhead costs included in inventory and postretirement benefits other than pensions.



DELOITTE & TOUCHE
New York, New York
May 4, 1994

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                                                                    March 31,
                                                                     -----------------------------------

                                                                            1994                1993
                                                                            ----                ----

                                         ASSETS
 Current Assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .     $   4,327,000        $  2,921,000
  Accounts receivable, net   . . . . . . . . . . . . . . . . . . .        32,783,000          50,045,000
  Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . .        67,613,000          77,259,000
  Other current assets   . . . . . . . . . . . . . . . . . . . . .         1,196,000           1,059,000
                                                                        ------------       -------------
      Total current assets . . . . . . . . . . . . . . . . . . . .       105,919,000         131,284,000
                                                                        ------------       -------------

 Property, Plant and Equipment - Net . . . . . . . . . . . . . . .        68,740,000          76,262,000

 Deferred Charges - Net of amortization of $8,328,000 and
  $5,581,000   . . . . . . . . . . . . . . . . . . . . . . . . . .        28,050,000          30,871,000

 Cost in Excess of Net Assets Acquired - Net of amortization of
  $30,036,000 and $23,927,000    . . . . . . . . . . . . . . . . .       214,340,000         220,449,000

 Intangible Assets - Net of amortization of $17,244,000  and
  $13,736,000  . . . . . . . . . . . . . . . . . . . . . . . . . .        29,831,000          31,102,000
                                                                        ------------        ------------

 Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      $446,880,000        $489,968,000
                                                                        ============        ============


                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current Liabilities:
  Accounts payable   . . . . . . . . . . . . . . . . . . . . . . .     $   9,028,000        $ 14,326,000
  Interest payable   . . . . . . . . . . . . . . . . . . . . . . .         8,818,000           9,256,000
  Other current liabilities  . . . . . . . . . . . . . . . . . . .        34,982,000          37,674,000
                                                                        ------------        ------------
      Total current liabilities  . . . . . . . . . . . . . . . . .        52,828,000          61,256,000
                                                                        ------------        ------------

 Postretirement Benefit Obligation Other Than Pensions . . . . . .        80,150,000          84,240,000

 Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .        22,836,000          16,862,000

 Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .       381,421,000         379,478,000

 Commitments and Contingencies
  (Notes 12 and 13)

 Stockholders' Deficiency:
  Preferred stock, $.01 par value - authorized, 900,000 shares;
    issued and outstanding, 899,999 shares (liquidation
    preference of $76,154,000)   . . . . . . . . . . . . . . . . .             9,000               9,000
  Common stock, $.01 par value - authorized, 5,350,000 shares;
     issued and outstanding, 4,846,164 shares . . . . . . . . . . .
                                                                              48,000              48,000
  Additional paid-in capital   . . . . . . . . . . . . . . . . . .        89,943,000          89,943,000
  Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (172,470,000)       (138,429,000)
  Adjustment to equity for minimum pension liability   . . . . . .        (7,467,000)         (3,052,000)
  Cumulative translation adjustment  . . . . . . . . . . . . . . .          (418,000)           (387,000)
                                                                        -------------       -------------
      Total stockholders' deficiency . . . . . . . . . . . . . . .       (90,355,000)        (51,868,000)
                                                                        -------------       -------------

 Total Liabilities and Stockholders' Deficiency  . . . . . . . . .      $446,880,000        $489,968,000
                                                                        ============        ============


                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                               Years Ended March 31,
                                                           -----------------------------------------------------------

                                                                  1994                1993                 1992
                                                                  ----                ----                 ----

 Net sales . . . . . . . . . . . . . . . . . . . . . . .       $226,131,000       $277,107,000         $295,490,000

 Cost of sales . . . . . . . . . . . . . . . . . . . . .        159,751,000        199,002,000          209,552,000

 Selling, general and administrative expenses  . . . . .         22,421,000         24,154,000           24,047,000

 Independent research and development  . . . . . . . . .         12,858,000         11,417,000           14,130,000

 Amortization  . . . . . . . . . . . . . . . . . . . . .         10,884,000         10,258,000           10,306,000
                                                               ------------       ------------         ------------

 Operating income  . . . . . . . . . . . . . . . . . . .         20,217,000         32,276,000           37,455,000

 Interest expense, net of interest income of $96,000,
  $108,000 and $152,000  . . . . . . . . . . . . . . . .         51,953,000         53,486,000           52,179,000
                                                               ------------       ------------         ------------

 Loss before extraordinary charge and cumulative effect
  of changes in accounting principles  . . . . . . . . .        (31,736,000)       (21,210,000)         (14,724,000)

 Extraordinary charge from early extinguishment of debt            --               (2,477,000)            (992,000)

 Cumulative effect of change in method of accounting
  for the discounting of certain liabilities   . . . . .         (2,305,000)          --                    --

 Cumulative effect of change in method of accounting
  for postretirement benefits other than pensions  . . .           --              (77,902,000)             --

 Cumulative effect of change in method of accounting
  for certain overhead costs in inventory  . . . . . . .           --                4,362,000              --
                                                               ------------       ------------         ------------

 Net loss  . . . . . . . . . . . . . . . . . . . . . . .       $(34,041,000)      $(97,227,000)        $(15,716,000)
                                                               =============      ============         ============




                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   YEARS ENDED MARCH 31, 1994, 1993 AND 1992






                                 Common Stock      Preferred Stock                                   Adjustment
                                 ------------      ---------------                                 to Equity for
                                                                      Additional                      Minimum      Cumulative
                               Shares              Shares               Paid-in                       Pension      Translation
                               Issued    Amount    Issued  Amount       Capital        Deficit       Liability     Adjustment
                               ------    ------    ------  ------       -------        -------     -------------   ----------

 Balance, March 31, 1991 .  3,500,010  $35,000   649,999   $6,000   $64,959,000    $(25,486,000)    $(1,342,000)   $     --

  Issuance of common
    stock  . . . . . . . .  1,346,154   13,000                        3,833,000

  Issuance of preferred
    stock  . . . . . . . .                       250,000    3,000    21,151,000

   Net loss  . . . . . . .                                                          (15,716,000)

   Pension adjustment  . .                                                                              875,000
                            ---------  -------   -------   ------   -----------    ------------      ----------     ---------

 Balance, March 31, 1992 .  4,846,164   48,000   899,999    9,000    89,943,000     (41,202,000)       (467,000)       --

  Net loss   . . . . . . .                                                          (97,227,000)

  Pension adjustment   . .                                                                           (2,585,000)

  Cumulative translation
    adjustment   . . . . .                                                                                          (387,000)
                            ---------  -------   -------   ------   -----------    ------------      ----------     --------

 Balance, March 31, 1993 .  4,846,164   48,000   899,999    9,000    89,943,000    (138,429,000)     (3,052,000)    (387,000)

  Net loss   . . . . . . .                                                          (34,041,000)

  Pension adjustment   . .                                                                           (4,415,000)

  Cumulative translation
    adjustment   . . . . .                                                                                           (31,000)
                            ---------  -------   -------   ------   -----------    ------------      ----------    ---------

 Balance, March 31, 1994    4,846,164  $48,000   899,999   $9,000   $89,943,000   $(172,470,000)    $(7,467,000)   $(418,000)
                            =========  =======   =======   ======   ===========   =============     ===========    =========



                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Years Ended March 31,
                                                                 -----------------------------------------------------
                                                                       1994               1993              1992
                                                                       ----               ----              ----

 Cash Flows From Operating Activities:
  Net loss   . . . . . . . . . . . . . . . . . . . . . . . . .     $(34,041,000)     $(97,227,000)     $(15,716,000)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:  . . . . . . . . . . . . . . . . . .
      Cumulative effect of change in accounting for:
        Discounting certain liabilities  . . . . . . . . . . .        2,305,000            --                --
        Postretirement benefits other than pensions  . . . . .           --            77,902,000            --
        Certain overhead costs in inventory  . . . . . . . . .           --            (4,362,000)           --
      Depreciation   . . . . . . . . . . . . . . . . . . . . .        9,643,000         9,604,000         9,195,000
      Amortization   . . . . . . . . . . . . . . . . . . . . .       10,884,000        10,258,000        10,306,000
      Non-cash interest expense-convertible debentures   . . .        8,443,000         7,282,000         6,213,000
      Non-cash interest expense-amortization of deferred
         financing charges   . . . . . . . . . . . . . . . . .        1,480,000         1,507,000         2,467,000
      Provision for losses on accounts receivable  . . . . . .          450,000           190,000          (331,000)
      Extraordinary charge from early extinguishment of debt             --             2,477,000           992,000
      Changes in assets and liabilities:
        Accounts receivable   . . . . . . . . . . . . . . . .        16,797,000         5,110,000           666,000
        Inventory  . . . . . . . . . . . . . . . . . . . . . .        9,638,000        12,038,000          (469,000)
        Other current assets   . . . . . . . . . . . . . . . .         (137,000)         (262,000)          (33,000)
        Accounts payable   . . . . . . . . . . . . . . . . . .       (5,298,000)        1,141,000        (6,502,000)
        Interest payable   . . . . . . . . . . . . . . . . . .         (438,000)        3,552,000          (245,000)
        Other current liabilities  . . . . . . . . . . . . . .       (2,692,000)        4,567,000          (370,000)
        Postretirement benefit obligation other than pensions        (4,090,000)        6,338,000             --
        Other long-term liabilities  . . . . . . . . . . . . .       (3,981,000)       (1,289,000)        4,427,000
        Deferred charges - financing costs   . . . . . . . . .            --           (3,256,000)       (1,695,000)

                                                                    -----------       -----------      ------------
        Net cash provided by operating activities  . . . . . .        8,963,000        35,570,000         8,905,000
                                                                    -----------       -----------      ------------

 Cash Flows From Investing Activities:
      Capital expenditures, net  . . . . . . . . . . . . . . .       (3,127,000)       (4,670,000)       (3,986,000)
      Deferred charges     . . . . . . . . . . . . . . . . . .           74,000           258,000        (1,409,000)
                                                                    -----------       -----------      ------------

        Net cash used in investing activities. . . . . . . . .       (3,053,000)       (4,412,000)       (5,395,000)
                                                                    -----------       -----------       -----------

 Cash Flows From Financing Activities:
    Payments of senior revolving loan  . . . . . . . . . . . .      (43,500,000)      (81,000,000)      (56,000,000)
    Borrowings under senior revolving loan   . . . . . . . . .       37,000,000        47,000,000        59,000,000
    Proceeds from sale and leaseback transaction. . . . . . .         1,996,000            --                --
    Payments of senior term loan   . . . . . . . . . . . . . .           --           (95,875,000)      (34,625,000)
    Proceeds from issuance of senior secured notes   . . . . .           --           100,000,000            --
    Proceeds from issuance of common and preferred stocks  . .           --               --             25,000,000

                                                                    -----------       -----------      ------------
         Net cash used by financing activities   . . . . . . .       (4,504,000)      (29,875,000)       (6,625,000)
                                                                    -----------       -----------      ------------

 Net increase (decrease) in cash and cash equivalents  . . . .        1,406,000         1,283,000        (3,115,000)

 Cash and cash equivalents, beginning of year  . . . . . . . .        2,921,000         1,638,000         4,753,000
                                                                   ------------      ------------      ------------

 Cash and cash equivalents, end of year  . . . . . . . . . . .     $  4,327,000      $  2,921,000      $  1,638,000
                                                                   ============      ============      ============
- ------------------------------

 Supplemental Information:
     Interest paid during the year   . . . . . . . . . . . . .      $42,564,000       $41,253,000      $ 43,896,000
                                                                    ===========       ===========      ============



                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

         K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and anti-skid systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems") and Engineered Fabrics Corporation (collectively the "Subsidiaries").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation- The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between these entities have been eliminated.

         Cash and Cash Equivalents - Cash and cash equivalents consist of cash, commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

         Revenue and Expense Recognition- Sales are recorded as units are shipped. The Company customarily sells original wheel and brake equipment below cost as an investment in a new airframe which is expected to be recovered through the subsequent sale of replacement parts. These commercial investments (losses) are recognized when original equipment is shipped. Losses on U.S. Government contracts are immediately recognized in full when determinable.

         Inventory- Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year. During fiscal year 1993, the Company changed its method of accounting for certain overhead costs. (See Note 4.)

         Property, Plant and Equipment- Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 8 to 40 years; machinery, equipment, furniture and fixtures - 3 to 25 years; leasehold improvements - over the life of the applicable lease or 10 years, whichever is shorter.

         Deferred Charges - Deferred charges consist primarily of financing ($11.2 million and $12.7 million, which is net of amortization (non-cash interest expense) of $3.9 million and $2.9 million in fiscal years 1994 and 1993, respectively), organization and program participation costs ($15.8 million, net of vendor participations) paid in connection with the sole-source award of wheels, brakes and anti-skid equipment on the McDonnell Douglas Corporation's MD-90 twin-jet program. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over periods of eight to 12 years.

         Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is being amortized on the straight-line method over a period of 40 years.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

         Intangible Assets - Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of five to 30 years.

         Evaluation of Long-Lived Assets- Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets in fiscal year 1994 resulting from the Company's evaluations. Extraordinary charges of $2,477,000 and $992,000 were recorded relating to the accelerated amortization of unamortized financing costs associated with the full prepayment of the senior term loan in fiscal year 1993 and partial prepayment in fiscal year 1992, respectively. (See Note 7.)

         Warranty - Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

         Business and Credit Concentrations - The Company's customers are not concentrated in any specific region, but are concentrated in the airline industry. The United States Government accounted for approximately 15%, 23% and 31% of sales for the fiscal years ended March 31, 1994, 1993 and 1992, respectively. No other single customer accounted for significant sales for the fiscal years then ended, and there were no significant accounts receivable from a single customer, except the United States Government, at March 31, 1994.

         Changes in Accounting Methods-In the fourth quarter of fiscal year 1994, retroactive to April 1, 1993, in response to recent Securities and Exchange Commission guidance, the Company changed its method of accounting for the discounting of liabilities for workers' compensation losses, to use a risk- free rate rather than its incremental borrowing rate. The cumulative effect for periods prior to April 1, 1993, of this change amounted to $2,305,000, and is included as an increase to the net loss for the fiscal year ended March 31, 1994. The effect of the change on the results of operations for the fiscal years ended March 31, 1994 and pro forma 1993 and 1992 were not material. The effect of this change on previously reported quarterly financial data for the three months ended June 30, 1993, was to increase the net loss reported as $10,014,000 to $12,319,000.

         Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In connection with such adoption, there was no impact to the financial statements as the Company has provided a 100% valuation allowance against its net deferred tax benefit. (See Note 14.)

         In the fourth quarter of fiscal year 1993, the Company adopted, retroactive to April 1, 1992, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." (See Note 11.)

         Accounting Pronouncement - In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires that employers who provide benefits to employees after employment but before retirement recognize the obligation in the financial statements. The Company will adopt Statement of Financial Accounting Standards No. 112 in the first quarter of fiscal year 1995. The impact of this new statement has not been fully determined, but the Company believes its adoption will not have a material effect on its financial position or results of operations.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

3.       ACCOUNTS RECEIVABLE

                                                                                    March 31,
                                                                       ----------------------------------
                                                                            1994                1993
                                                                            ----                ----

         Accounts receivable, principally from commercial
           customers   . . . . . . . . . . . . . . . . . . . . . .       $29,099,000         $42,836,000

         Accounts receivable on U.S. Government and other
           long-term contracts   . . . . . . . . . . . . . . . . .         4,379,000           8,391,000

         Allowances  . . . . . . . . . . . . . . . . . . . . . . .          (695,000)         (1,182,000)
                                                                         -----------         -----------

                  Total  . . . . . . . . . . . . . . . . . . . . .       $32,783,000         $50,045,000
                                                                         ===========         ===========

4.       INVENTORY

                                                                                    March 31,
                                                                       ----------------------------------
                                                                            1994                1993
                                                                            ----                ----

         Raw materials and work-in-process   . . . . . . . . . . .       $42,375,000         $46,027,000

         Finished goods  . . . . . . . . . . . . . . . . . . . . .        15,821,000          17,307,000

         Inventoried costs related to U.S.
           Government and other long-term contracts  . . . . . . .         9,823,000          14,914,000
                                                                         -----------         -----------
                                                                          68,019,000          78,248,000
         Less: unliquidated progress payments received,
           principally related to long-term government
           contracts   . . . . . . . . . . . . . . . . . . . . . .           406,000             989,000
                                                                         -----------         -----------

                  Total  . . . . . . . . . . . . . . . . . . . . .       $67,613,000         $77,259,000
                                                                         ===========         ===========

         During the fiscal year ended March 31, 1993, the Company's Aircraft Braking Systems subsidiary changed its method of accounting, effective April 1, 1992, to capitalize in inventory certain material related overhead costs (such as procurement and receiving) at the raw material, work-in-process and finished goods stages. Historically, these costs were inventoried only in finished goods. This change is preferable in that it provides a better matching of product costs with related revenues.

         The cumulative effect of this change in method of accounting for periods prior to April 1, 1992, amounted to $4,362,000, and is included as a reduction in the net loss for the fiscal year ended
         March 31, 1993.   The effect of the change on the results of
         operations for the fiscal year ended March 31, 1993 was to increase the loss before extraordinary charge and cumulative effect of changes in accounting principles by $1,469,000 and to reduce the net loss by $2,893,000. Pro forma net loss for the fiscal year ended March 31, 1992 would not be materially different had the change been applied retroactively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

5.       PROPERTY, PLANT AND EQUIPMENT

                                                                                    March 31,
                                                                       ----------------------------------
                                                                            1994                1993
                                                                            ----                ----

         Land  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   662,000         $   662,000
         Buildings and improvements  . . . . . . . . . . . . . . .        27,113,000          26,791,000
         Machinery, equipment, furniture and fixtures  . . . . . .        84,107,000          83,081,000
                                                                          ----------         -----------

                  Total  . . . . . . . . . . . . . . . . . . . . .       111,882,000         110,534,000

         Less: accumulated depreciation and amortization   . . . .        43,142,000          34,272,000
                                                                         -----------         -----------

                  Total  . . . . . . . . . . . . . . . . . . . . .       $68,740,000         $76,262,000
                                                                         ===========         ===========

         During the fiscal year ended March 31, 1994, the Company sold and leased back assets with a net book value of $1,006,000.

6.       OTHER CURRENT LIABILITIES

                                                                                    March 31,
                                                                       ----------------------------------
                                                                            1994                1993
                                                                            ----                ----

         Accrued payroll costs   . . . . . . . . . . . . . . . . .       $11,687,000         $12,900,000
         Accrued taxes   . . . . . . . . . . . . . . . . . . . . .         7,094,000           7,199,000
         Accrued costs on long-term contracts  . . . . . . . . . .         3,415,000           4,933,000
         Accrued warranty costs  . . . . . . . . . . . . . . . . .         4,502,000           6,158,000
         Postretirement benefit obligation other than pensions . .         2,000,000           1,500,000
         Other   . . . . . . . . . . . . . . . . . . . . . . . . .         6,284,000           4,984,000
                                                                         -----------         -----------

                  Total  . . . . . . . . . . . . . . . . . . . . .       $34,982,000         $37,674,000
                                                                         ===========         ===========

7.       LONG-TERM DEBT

                                                                                    March 31,
                                                                       ----------------------------------
                                                                            1994                1993
                                                                            ----                ----

         Senior revolving loan (a)   . . . . . . . . . . . . . . .     $  10,000,000        $ 16,500,000
         11 7/8% Senior Secured Notes due 2003 (b)   . . . . . . .       100,000,000         100,000,000
         13 3/4% Senior Subordinated Debentures due 2001 (c)   . .       210,000,000         210,000,000
         14.75% Convertible Debentures due 2004 (d)  . . . . . . .        61,421,000          52,978,000
                                                                         -----------       -------------

                  Total  . . . . . . . . . . . . . . . . . . . . .      $381,421,000        $379,478,000
                                                                        ============        ============



(a) Credit Agreements - On April 27, 1989, the Company entered into senior term loan and senior revolving loan credit agreements (collectively referred to as the "Credit Agreement") with a syndicate of banks. On June 10, 1992, the Company issued $100 million aggregate principal amount of 11 7/8% Senior Secured Notes due 2003 (the "Senior Notes"). The net proceeds from the Senior Notes were used to prepay the senior term loan in full and reduce the outstanding amount of the senior revolving loan. The Company recorded extraordinary charges of $2,477,000 and $992,000 relating to the

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
         accelerated amortization of unamortized financing costs associated with the full prepayment of the senior term loan in fiscal year 1993 and the partial prepayment of the senior term loan in fiscal year 1992, respectively.

         In connection with the Senior Note offering, the original senior revolving loan credit agreement was amended and restated pursuant to an Amended and Restated Revolving Credit Agreement (the "Restated Revolving Credit Agreement"). The Restated Revolving Credit Agreement provides for revolving loans (the "Revolving Loan") in an aggregate principal amount not to exceed $80 million (subject to a borrowing base of a portion of eligible accounts receivable and inventory). The Company's obligation under the Revolving Loan is secured by a first priority lien on all accounts receivable and inventory of the Subsidiaries. All borrowings under the Revolving Loan will mature on April 27, 1997.

         Borrowings under the Revolving Loan bear interest at floating rates. At March 31, 1994 the interest rate on the Revolving Loan was 5.81%. As part of the total commitment, the Restated Revolving Credit Agreement provides for the issuance of letters of credit not to exceed $11 million. As of March 31, 1994, the Company had outstanding letters of credit of $7.5 million. At March 31, 1994, the Company had $38.2 million available under the Revolving Loan.

         The Restated Revolving Credit Agreement contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, dividend payments and other distributions from the subsidiaries to K & F and contains financial ratio requirements including cash interest coverage and consolidated net worth. The Company was in compliance with all covenants at March 31, 1994.

(b) 11 7/8% Senior Secured Notes - On June 10, 1992, the Company issued $100 million of 11 7/8% Senior Secured Notes which mature on December 1, 2003. The Senior Notes are not subject to a sinking fund. The Senior Notes may not be redeemed prior to June 1, 1997. On and after June 1, 1997, the Company may redeem the Senior Notes at descending premiums from 5.28% in June 1997 to no premium after June 2001.

(c) 13 3/4% Senior Subordinated Debentures - On August 10, 1989, the Company issued $210 million of 13 3/4% Senior Subordinated Debentures which mature on August 1, 2001 (the "Subordinated Debentures"). The Company is required to make sinking fund payments of $52.5 million plus accrued interest on each of August 1, 1999 and August 1, 2000. The Company may, at its option, receive credit against sinking fund payments for the principal amount of Subordinated Debentures acquired by the Company. However, the Senior Subordinated Debentures may not be redeemed prior to August 1, 1994. On and after August 1, 1994, the Company may redeem the Subordinated Debentures at descending premiums ranging from 5% in August 1994 to no premium after August 1998.

(d) 14.75% Convertible Debentures - On April 27, 1989, the Company issued $30 million aggregate principal amount of 14.75% Convertible Debentures to Loral Corporation ("Loral") which mature on April 15, 2004 (the "Convertible Debentures") and pay interest semiannually on October 15 and April 15. At any time prior to April 15, 1997, the Company may, at its option, pay interest through the issuance of additional Convertible Debentures. In accordance with an amendment to the Credit Agreement, interest will continue to be paid in additional debentures until all outstanding obligations under the Credit Agreement have been paid in full or a substantial portion is refinanced; the interest rate was increased to 15.35% with a future change to 16.25% unless cash interest is paid with the April 15, 1997 interest payment. For any given six month period that the Company pays interest in cash, the applicable interest rate is 14.75%.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

         The Convertible Debentures are convertible into 15% of the Company's outstanding voting common stock on a fully diluted basis, provided Loral delivers $5 million principal amount of the Convertible Debentures to the Company for cancellation on or prior to January 31, 1995. The Convertible Debentures are convertible at the option of the holders at any time on or after April 15, 1996, and prior to maturity or upon the occurrence of a triggering event (as defined).

         The Convertible Debentures are subordinate to the Subordinated Debentures and to all other senior debt of the Company.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of all financial instruments reported on the balance sheet at March 31, 1994 and 1993 approximate their fair value, except as discussed below.

         The fair value of the Company's total debt, excluding the Convertible Debentures, based on quoted market prices or on current rates for similar debt with the same maturities, was approximately $297,000,000 and $332,000,000 at March 31, 1994 and 1993, respectively. Because the Convertible Debentures are not publicly traded their fair value is not readily determinable. However, the Company believes that the Convertible Debentures have a fair value less than the Subordinated Debentures, which have rights superior to the Convertible Debentures and pay interest currently, and are trading at approximately 92% of face value.

9.       CAPITAL STOCK

         a. The Preferred Stock is convertible into voting Common Stock on a one-for-ten basis. The Preferred Stock is entitled to vote on all matters on which the voting Common Stock will vote and is entitled to ten votes per share.

         b. In November 1989, the Company adopted the 1989 Stock Option Plan, which provides for the grant of nonqualified or incentive stock options to acquire 500,000 authorized but unissued shares of common stock. The options are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and shall remain exercisable until the expiration of the option, 10 years from the date of the grant, at an exercise price of $8.46.

                 Stock option activity is summarized as follows:

                                                                        Years Ended March 31,
                                                          ---------------------------------------------------
                                                                1994             1993              1992
                                                                ----             ----              ----

              Outstanding at April 1   . . . . . . . . .        137,500          116,000            116,000
              Granted  . . . . . . . . . . . . . . . . .          5,000           27,500              --
              Cancelled  . . . . . . . . . . . . . . . .        (22,500)          (6,000)             --
                                                                -------          -------            -------
              Outstanding at March 31,   . . . . . . . .        120,000          137,500            116,000
                                                                =======          =======            =======

              Exercisable options outstanding  . . . . .         65,625           55,000             29,000
                                                                =======          =======            =======

              Available for future grants  . . . . . . .        380,000          362,500            384,000
                                                                =======          =======            =======


                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

10.      EMPLOYEE BENEFIT PLANS

         The Company provides pension benefits to substantially all employees through two pension plans (hourly and salaried). The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions.

         Net pension cost included the following:

                                                                           Years Ended March 31,
                                                            -------------------------------------------------

                                                                1994             1993              1992
                                                                ----             ----              ----
         Service cost-benefits earned during the
           period  . . . . . . . . . . . . . . . . . . .     $1,361,000       $1,407,000         $  988,000
         Interest cost on projected benefit obligation        4,033,000        3,632,000          3,386,000
         Actual return on plan assets  . . . . . . . . .     (3,683,000)      (2,960,000)        (4,323,000)
         Net amortization and deferred gain  . . . . . .        809,000          315,000          2,642,000
                                                             ----------       ----------        -----------

            Net pension cost . . . . . . . . . . . . . .     $2,520,000       $2,394,000         $2,693,000
                                                             ==========       ==========         ==========


         The table below sets forth the funded status of the plans as follows:

                                                                                  March 31,
                                                                          ----------------------------
                                                                            1994                1993
                                                                            ----                ----
         Actuarial present value of benefit obligation:
           Vested benefit obligation   . . . . . . . . . . . . . .       $53,088,000         $39,867,000
                                                                         ===========         ===========

           Accumulated benefit obligation  . . . . . . . . . . . .        53,535,000          42,353,000
           Effect of projected future salary increases   . . . . .         1,053,000             766,000
                                                                          ----------        ------------

           Projected benefit obligation  . . . . . . . . . . . . .        54,588,000          43,119,000
         Plan assets at fair market value  . . . . . . . . . . . .        40,347,000          33,928,000
                                                                         -----------         -----------

         Unfunded projected benefit obligation   . . . . . . . . .        14,241,000           9,191,000
         Unrecognized prior service cost   . . . . . . . . . . . .        (2,786,000)         (3,183,000)
         Unrecognized net gain (loss)  . . . . . . . . . . . . . .        (7,971,000)            219,000
         Adjustment for minimum liability  . . . . . . . . . . . .         9,704,000           3,052,000
                                                                          ----------          ----------

         Accrued pension cost recognized in the
           consolidated balance sheet  . . . . . . . . . . . . . .       $13,188,000          $9,279,000
                                                                         ===========          ==========


                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

         Statement of Financial Accounting Standards No. 87 requires recognition in the balance sheet of an additional minimum pension liability for underfunded plans with accumulated benefit obligations in excess of plan assets. A corresponding amount is recognized as an intangible asset or a reduction of equity. At March 31, 1994, the Company's additional minimum liability was $9,704,000 with a corresponding equity reduction of $7,467,000 and intangible asset of $2,237,000. At March 31, 1993, the Company's additional minimum liability and corresponding equity reduction was $3,052,000.

         Investments held by the Company's pension plans consist primarily of Fortune 500 equity securities and investment grade fixed income securities.

         The assumptions used in accounting for the plans are as follows:

                                                                              Years Ended March 31,
                                                                 ---------------------------------------------

                                                                       1994           1993           1992
                                                                       ----           ----           ----
         Discount rate   . . . . . . . . . . . . . . . . . . .         7.75%          9.00%          9.00%
         Rate of increase in compensation levels   . . . . . .         4.50           5.50           5.50
         Expected long-term rate of return on assets   . . . .         9.50           9.50           9.50

         The Company offered a voluntary early retirement opportunity in fiscal year 1992, enabling eligible employees to elect early retirement. The early retirement program resulted in charges, from a curtailment, in fiscal year 1992 of $900,000.

         Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). Under one of these plans, the Company matches 35% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after five years of service. The matching contributions were $568,000, $582,000 and $631,000 for the fiscal years ended March 31, 1994, 1993 and 1992, respectively.



11.      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company provides postretirement health care and life insurance benefits for all eligible employees and their dependents active at April 27, 1989 and thereafter, and postretirement life insurance benefits for retirees prior to April 27, 1989. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements of the Company's pension plans. The health care plans are generally contributory and the life insurance plans are generally noncontributory. Prior to the fiscal year ended March 31, 1993, the costs of these benefits were recognized as claims were paid. The total cost of postretirement benefits was $1,237,000 for the fiscal year ended March 31, 1992. In the fourth quarter of fiscal year 1993, the Company adopted, retroactive to April 1, 1992, the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of these benefits during an employee's service period. The Company elected to record the transition obligation of $77,902,000 as a one-time charge against earnings.

         During the first quarter of fiscal year 1994, the Company adopted various plan amendments which had the effect of reducing the accumulated postretirement benefit obligation. This reduction is being amortized as prior service cost over the average remaining years of service to full eligibility of active plan participants.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

         Net periodic postretirement benefit cost included the following components:

                                                                                   Years Ended March 31,
                                                                             -------------------------------
                                                                                     1994             1993
                                                                                     ----             ----

           Service cost-benefits attributed to service during the period . .    $   458,000        $2,287,000
           Interest cost on accumulated postretirement benefit obligation. .      2,749,000         7,100,000
           Net amortization and deferral . . . . . . . . . . . . . . . . . .     (4,677,000)             --
                                                                                -----------        ----------

           Net periodic postretirement benefit cost  . . . . . . . . . . .   .  $(1,470,000)       $9,387,000
                                                                                ===========        ==========

         Included in the results of operations for the fiscal year ended March 31, 1994 is a $1,619,000 charge relating to net postretirement benefit cost that was capitalized in inventory at March 31, 1993. The net periodic postretirement benefit cost charged to operations was $443,000 and $7,768,000 for the fiscal years ended March 31, 1994 and 1993, respectively.

         Presented below are the total obligations and amounts recognized in the Company's consolidated balance sheets, inclusive of the current portion:

                                                                                         March 31, 1993
                                                                               -----------------------------
                                                                                  1994              1993
                                                                                  ----              ----
         Accumulated postretirement benefit obligation:
              Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . .    $23,989,000       $31,716,000
              Fully eligible active plan participants.  . . . . . . . . . .      2,159,000        18,200,000
              Other active plan participants. . . . . . . . . . . . . . . .     11,882,000        35,812,000
                                                                               -----------       -----------
         Total accumulated postretirement benefit obligation. . . . . . . .     38,030,000        85,728,000
         Unrecognized net loss  . . . . . . . . . . . . . . . . .     . . .     (7,416,000)           --
         Unrecognized prior service cost related to plan amendments . . . .     51,536,000            --
                                                                               -----------       -----------

         Accrued postretirement benefit costs . . . . . . . . . . . . . . .    $82,150,000       $85,728,000
                                                                               ===========       ===========

         The assumed annual rate of increase in the per capita cost of covered health care benefits was 14.1% and 15.0% in fiscal year 1994 and 1993, respectively. The rate was assumed to decrease gradually to 6.5% by fiscal year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed health care trend rates by 1% in each year would change the accumulated postretirement benefit obligation at March 31, 1994 by $3,400,000 and the aggregate of the service and interest cost components of net postretirement benefit cost for the fiscal years ended March 31, 1994 by $600,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of March 31, 1994 and 1993 was 7.75% and 9%, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

12.      COMMITMENTS

         The Company is party to various noncancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

                              Year Ending March 31,                      Amount
                              ---------------------                      ------

                                   1995                                $4,422,000
                                   1996                                 4,195,000
                                   1997                                 4,103,000
                                   1998                                 4,155,000
                                   1999                                 4,185,000
                                Thereafter                              9,971,000

         Rental expense was $4,190,000, $3,941,000 and $4,190,000 for the fiscal years ended March 31, 1994, 1993 and 1992, respectively.

13.      CONTINGENCIES

         There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.

14.      INCOME TAXES

         Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In connection with such adoption, there was no impact to the financial statements as the Company has provided a 100 percent valuation allowance against its net deferred tax benefit.

         The components of the net deferred tax benefit are as follows:

                                                                  March 31,           April 1,
                                                                    1994                1993
                                                                 -----------           --------
         Tax net operating loss carryforwards . . . . . . . . .   $43,135,000       $28,215,000

         Temporary differences:
           Postretirement and other employee
              benefits  . . . . . . . . . . . . . . . . . . . .    37,337,000        37,526,000
           Intangibles  . . . . . . . . . . . . . . . . . . . .    28,223,000        29,924,000
           Program participation costs  . . . . . . . . . . . .    (6,651,000)       (6,759,000)
           Other  . . . . . . . . . . . . . . . . . . . . . . .     7,179,000         7,938,000
                                                                -------------       -----------

         Net deferred tax benefit . . . . . . . . . . . . . . .  $109,223,000       $96,844,000
                                                                 ============       ===========

         In the event of future recognition of a 100 percent reduction of the valuation allowance, income tax expense and goodwill would be reduced by approximately $63 million and $46 million, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

         The Company's effective tax rate of zero percent results from non-recognition of tax net operating losses and temporary differences as compared to the federal statutory rate (benefit of 35%).

         The Company has tax net operating loss carryforwards of approximately $110 million at March 31, 1994. The tax net operating losses expire from 2005 through 2009, with $16 million of carryforwards expiring in 2005.

15.      GEOGRAPHIC SEGMENT INFORMATION

         The Company operates primarily in one industry segment, the manufacture of aircraft products. Sales and assets by geographic location are as follows:

                                                                           Years Ended March 31,
                                                                   -------------------------------------
                                                                   1994              1993           1992
                                                                   ----              ----           ----
        Sales:
          United States . . . . . . . . . . . . . . . .        $224,053,000    $275,068,000    $284,002,000
           Europe  .. . . . . . . . . . . . . . . . . .           4,973,000       3,961,000      55,316,000
           Eliminations of interdivisional sales. . . .          (2,895,000)     (1,922,000)    (43,828,000)
                                                               ------------    ------------    ------------

            Total  . . . . . . . . . . . . . . . . . . . . .   $226,131,000    $277,107,000    $295,490,000
                                                               ============    ============    ============

        Operating income:
           United States (*)   . . . . . . . . . . . . . . .   $ 20,409,000    $ 32,552,000    $ 29,606,000
           Europe  . . . . . . . . . . . . . . . . . . . . .        (91,000)       (311,000)      1,070,000
           Eliminations of operating (loss) profit from
                  interdivisional sales    . . . . . . . . .       (101,000)         35,000       6,779,000
                                                               ------------    ------------    ------------

           Total . . . . . . . . . . . . . . . . . . . . . .   $ 20,217,000    $ 32,276,000    $ 37,455,000
                                                               ============    ============    ============

        Identifiable assets:
           United States   . . . . . . . . . . . . . . . . .   $444,827,000    $487,596,000    $514,813,000
           Europe  . . . . . . . . . . . . . . . . . . . . .      2,259,000       2,476,000       4,265,000
           Adjustments and eliminations  . . . . . . . . . .       (206,000)       (104,000)       (140,000)
                                                               ------------    ------------    ------------

            Total  . . . . . . . . . . . . . . . . . . . . .   $446,880,000    $489,968,000    $518,938,000
                                                               ============    ============    ============

        Identifiable assets are all assets identified with operations in each geographic area.

        *Includes operating income in connection with Aircraft Braking Systems Corporation's sales from the United States to foreign divisions at transfer prices, which prices represent substantially all of the profit recorded by Aircraft Braking Systems Corporation in connection with such export sales.

        Sales to U.S. Government agencies for the fiscal years ended March 31, 1994, 1993 and 1992 were $34,473,000, $62,784,000 and $92,405,000, respectively.

        During the fiscal year ended March 31, 1992, Aircraft Braking Systems consolidated its Moerfelden, Germany, distribution warehouse operations into the product support facility in Slough, England. The billings for commercial product support sales previously billed from the Moerfelden and Slough facilities, representing the majority of the Company's foreign sales, are now generated from Aircraft Braking Systems' Akron facility.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

16.      RELATED PARTY TRANSACTIONS

         Bernard L. Schwartz ("BLS") owns 35% of the common stock of the Company and serves as Chairman of the Board of Directors and Chief Executive Officer. BLS is also Chairman and Chief Executive Officer of Loral. The Company has entered into an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. Such agreement will continue until BLS dies or is disabled or ceases to own at least 1,350,000 shares of Common Stock of the Company.

         The Company has established a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS and other advisers ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. No bonuses were earned under this plan during fiscal years ended March 31, 1994, 1993 and 1992.

         Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. In connection with the Senior Note Offering on June 10, 1992, Lehman Brothers received underwriting discounts and a commission of $2.25 million.

         Pursuant to the Services Agreement, Loral provides the Company with certain services which it previously provided to the subsidiaries. These services include, among others, security, fire protection, yard service and road maintenance, power plant and equipment calibration as well as other services on an as needed basis (the "Loral Services"). Certain of the Loral Services are used by the Company on a limited basis. The charge for these services is based on actual costs incurred. Billings from Loral were $3.0 million, $3.7 million and $4.5 million in fiscal years 1994, 1993 and 1992, respectively. Billings to Loral were $1.1 million, $1.1 million and $1.1 million in fiscal years 1994, 1993 and 1992. Purchases from Loral were $4.2 million, $3.7 million and $8.8 million in fiscal years 1994, 1993 and 1992. Included in accounts receivable and accounts payable at March 31, 1994 is $.6 million and $2.0 million. Included in accounts receivable and accounts payable at March 31, 1993, is $1.6 million and $3.7 million.

                             K & F INDUSTRIES, INC.

                                AND SUBSIDIARIES


            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




                       Column A                                                              Column B
- --------------------------------------------------------------------------------------------------------------------
                                                                                         Charges to costs
                         Item                                                              and expenses
- --------------------------------------------------------------------------------------------------------------------

                                                                            Years ended March 31,
                                                             -------------------------------------------------------

                                                              1994                  1993                  1992
                                                              ----                  ----                  ----

 1.      Maintenance and repairs                             $7,165,000            $8,374,000            $8,644,000

 2.      Taxes, other than payroll and income taxes           3,508,000             3,034,000             3,317,000

                                 EXHIBIT INDEX
                                 -------------

      2.01    -       Agreement for Sale and Purchase of Assets dated March 26, 1989 between Loral Corporation and the
                      Registrant (1)

      3.01    -       Form of Certificate of Incorporation of the Registrant (1)

      3.02    -       By-Laws of Registrant (1)

      4.01    -       Indenture for the 13 3/4% Senior Subordinated Debentures due 2001 (1)

      4.02    -       Indenture for the 14.75% Subordinated Convertible Debentures Due 2004 (1)

      4.03    -       First Supplemental Indenture dated as of July 22, 1991, to Convertible Debenture Indenture (4)

      4.04    -       Form of Indenture dated as of June 10, 1992 for the 11 7/8% Senior Secured Notes Due 2003 (5)

      4.05    -       Form of 11 7/8% Senior Secured Notes due 2003. (5)

      4.06    -       Form of Second Supplemental Indenture dated as of June 10, 1992, to Convertible Debenture Indenture (5)

      9.01    -       Stockholders Agreement dated April 27, 1989 among the Registrant, Lehman Brothers Holdings Inc. ("LBH")
                      and Bernard L. Schwartz ("BLS") (1)

     10.01    -       Credit Agreement dated as of April 27, 1989 among the Registrant, Manufacturers Hanover Trust Company, as
                      Agent and the Banks named therein (1)

     10.02    -       Revolving Credit Agreement dated as of April 27, 1989, among Aircraft Braking Systems Corporation,
                      Engineered Fabrics Corporation, the Agent and the Banks (1)

     10.03    -       Securities Purchase Agreement dated as of April 27, 1989, among the Registrant, BLS and LBH (1)

     10.04    -       Assumption Agreement dated as of April 27, 1989 (1)

     10.07    -       Director Advisory Agreement dated as of April 27, 1989, among the Registrant and BLS (1)

     10.08    -       Shared Services Agreement dated April 27, 1989, among Loral, the Registrant, Aircraft Braking Systems
                      Corporation and Engineered Fabrics Corporation (1)

     10.09    -       Non-Competition Agreement dated as of April 27, 1989, between the Registrant and BLS (1)

     10.10    -       K & F Industries, Inc. Retirement Plan for Salaried Employees (5)

     10.11    -       K & F Industries, Inc. Savings Plan for Salaried Employees (5)

     10.12    -       Goodyear Aerospace Corporation Supplemental Unemployment Benefits Plan for Salaried Employees - Plan A (1)

     10.13    -       The Loral Systems Group Release and Separation Allowance Plan (1)

     10.14    -       Letter Agreement dated April 27, 1989, between the Registrant and Lehman Brothers Inc. (1)

     10.15    -       Amendment and Waiver dated as of July 14, 1989 (1)

     10.16    -       Amendment to Credit Agreement dated as of July 31, 1989, between K & F Industries, the Subsidiaries and the banks (2)

     10.17    -       K & F Industries, Inc. 1989 Stock Option Plan (2)

     10.18    -       K & F Industries, Inc. Executive Deferred Bonus Plan (2)

     10.19    -       Amendment to the Credit Agreement dated as of June 26, 1991 (3)

                          -------------------------


     10.21    -       Securities Purchase Agreement dated as of July 22, 1991, among the Registrant, BLS and the Lehman
                      Investors (4)

     10.22    -       Interest Rate Protection Agreement between K & F Industries, Inc. and Lehman Brothers Special
                      Financing, Inc (4)

     10.23    -       Interest Rate Protection Agreement between K & F Industries, Inc. and Manufacturers Hanover Trust Company (4)

     10.27    -       Form of Amended and Restated Revolving Credit Agreement dated as of June 10, 1992, among Chemical Bank, the
                      Banks named therein, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (5)

     12.01    -       Statement of computations of ratio of earnings to fixed charges (5)

     12.02    -       Statement of computation of pro forma deficiency ratio of earnings to fixed charges (1)

     21.01    -       Subsidiaries of the Registrant (1)

     24.01    -       Powers of Attorney
- -------------------------

(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035.

(2) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

(3) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

(4) Previously filed, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(5) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028.