Form 10-Q
period 1994-06-30
K&F INDUSTRIES INC
filed 1994-07-20
CIK 851797

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994
                                                 -------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number:   33-29035
                                         ------------

                            K & F Industries, Inc.
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                    34-1614845
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


     600 Third Avenue, New York, New York                      10016
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number including area code      (212) 297-0900
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  /X/    No
                                                  -----      ------

As of July 15, 1994, all of the common stock of the Company except ten shares are owned by the Chairman of the Company and all of the preferred stock except 44,999 shares are owned by four limited partnerships of Lehman Brothers Holdings Inc.

                         PART I. FINANCIAL INFORMATION

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               June 30,            March 31,
                                                                                 1994                1994
                                                                             ------------        -----------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                  $  3,260,000        $  4,327,000
  Accounts receivable, net                                                     35,382,000          32,783,000
  Inventory                                                                    64,351,000          67,613,000
  Other current assets                                                            910,000           1,196,000
                                                                             ------------        ------------
Total current assets                                                          103,903,000         105,919,000
                                                                             ------------        ------------

Property, plant and equipment                                                 112,201,000         111,882,000
  Less, accumulated depreciation
    and amortization                                                           45,461,000          43,142,000
                                                                             ------------        ------------
                                                                               66,740,000          68,740,000
                                                                             ------------        ------------

Deferred charges, net of amortization                                          27,436,000          28,050,000
Cost in excess of net assets
  acquired, net of amortization                                               212,810,000         214,340,000
Intangible assets, net of amortization                                         28,972,000          29,831,000
                                                                             ------------        ------------
                                                                             $439,861,000        $446,880,000
                                                                             ============        ============

LIABILITIES and STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                                    $  8,833,000        $  9,028,000
  Interest payable                                                             13,021,000           8,818,000
  Other current liabilities                                                    35,814,000          34,982,000
                                                                             ------------        ------------
Total current liabilities                                                      57,668,000          52,828,000
                                                                             ------------        ------------

Postretirement benefit obligation
  other than pensions                                                          79,744,000          80,150,000
Other long-term liabilities                                                    24,532,000          22,836,000
Senior revolving loan                                                              -               10,000,000
11 7/8% senior secured notes due 2003                                         100,000,000         100,000,000
13 3/4% senior subordinated debentures
  due 2001                                                                    210,000,000         210,000,000
14.75% convertible debentures due 2004                                         63,765,000          61,421,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value                                                   9,000               9,000
  Common stock, $.01 par value                                                     48,000              48,000
  Additional paid-in capital                                                   89,943,000          89,943,000
  Deficit                                                                    (178,056,000)       (172,470,000)
  Adjustment to equity for minimum
    pension liability                                                          (7,467,000)         (7,467,000)
  Cumulative translation adjustment                                              (325,000)           (418,000)
                                                                             ------------        ------------
Total stockholders' deficiency                                                (95,848,000)        (90,355,000)
                                                                             ------------        ------------
                                                                             $439,861,000        $446,880,000
                                                                             ============        ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                    Three Months Ended
                                                                               -----------------------------
                                                                                June 30,          June 30,
                                                                                  1994              1993
                                                                               ----------        ---------
Sales                                                                        $ 57,711,000        $ 51,731,000

Costs and expenses                                                             47,683,000          46,086,000

Amortization                                                                    2,650,000           2,569,000
                                                                             ------------        ------------

Operating income                                                                7,378,000           3,076,000

Interest and investment
  income                                                                           33,000              18,000

Interest expense (1)                                                          (12,997,000)        (13,108 000)
                                                                             ------------        ------------

Loss before cumulative effect of
  change in accounting principle                                               (5,586,000)        (10,014,000)

Cumulative effect of change in method
  of accounting for the discounting of
  certain liabilities                                                               -              (2,305,000)
                                                                             ------------        ------------

Net loss                                                                     $ (5,586,000)       $(12,319,000)
                                                                             ============        ============


Note (1):   Includes non-cash interest expense on the convertible debentures and financing costs of $2,670,000 and $2,377,000 for the three months ended June 30, 1994 and 1993, respectively.





                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                            ----------------------------------
                                                                                June 30,            June 30,
                                                                                  1994                1993
                                                                             -------------        -----------
Cash flows from operating activities:
  Net loss                                                                   $ (5,586,000)       $(12,319,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Cumulative effect of change in
        accounting for the discounting of
          certain liabilities                                                       -               2,305,000
      Depreciation and amortization                                             4,969,000           5,017,000
      Non-cash interest expense                                                 2,670,000           2,377,000
      Changes in assets and liabilities:
        Accounts receivable, net                                               (2,553,000)         10,371,000
        Inventory                                                               3,309,000          (4,585,000)
        Other current assets                                                      286,000             170,000
        Accounts payable, interest payable,
          and other current liabilities                                         4,840,000           1,498,000
        Postretirement benefits other
          than pensions                                                          (406,000)           (420,000)
        Other long-term liabilities                                             1,696,000          (1,099,000)
                                                                             ------------        ------------
  Net cash provided by operating
    activities                                                                  9,225,000           3,315,000
                                                                             ------------        ------------

Cash flows from investing activities:
  Capital expenditures, net                                                      (319,000)           (833,000)
  Deferred charges                                                                 27,000              -
                                                                             ------------        ------------
  Net cash used in investing activities                                          (292,000)           (833,000)
                                                                             ------------        ------------

Cash flows from financing activities:
  Payments of senior revolving loan                                           (14,000,000)        (12,000,000)
  Borrowings of senior revolving loan                                           4,000,000          10,000,000
                                                                             ------------        ------------
  Net cash used by financing
    activities                                                                (10,000,000)         (2,000,000)
                                                                             ------------        ------------

Net (decrease) increase in cash and
  cash equivalents                                                             (1,067,000)            482,000

Cash and cash equivalents, beginning
  of period                                                                     4,327,000           2,921,000
                                                                             ------------        ------------

Cash and cash equivalents, end of
  period                                                                     $  3,260,000        $  3,403,000
                                                                             ============        ============

  Supplemental information:
    Cash interest paid during the period                                     $  6,124,000        $  6,925,000
                                                                             ============        ============


                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended June 30, 1994 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1994 Annual Report on Form 10-K.

2.       Accounting Change

         Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires that the costs of benefits provided to employees after employment but before retirement be recognized in the financial statements on an accrual basis. The adoption of SFAS No. 112 did not have a material effect on the Company's financial position or results of operations.


3.       Receivables are summarized as follows:

                                                    June 30,          March 31,
                                                      1994              1994
                                                    ---------        ----------
Accounts receivable, principally from
  commercial customers                            $33,684,000        $29,099,000

Accounts receivable, on U. S. Government
  and other long-term contracts                     2,390,000          4,379,000

Allowances                                           (692,000)          (695,000)
                                                  -----------        -----------
                                                  $35,382,000        $32,783,000
                                                  ===========        ===========

4.       Inventory consists of the following:

                                                    June 30,          March 31,
                                                      1994              1994
                                                    ---------        ----------
Raw materials and work-in-process                 $39,422,000        $42,375,000
Finished goods                                     14,348,000         15,821,000
Inventoried costs related to U.S.
  Government and other long-term
  contracts                                        11,117,000          9,823,000
                                                  -----------        -----------
                                                   64,887,000         68,019,000
Less, unliquidated progress payments
  received, principally related
  to long-term government contracts                   536,000            406,000
                                                  -----------        -----------
                                                  $64,351,000        $67,613,000
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

5.       Other current liabilities consist of the following:

                                                    June 30,          March 31,
                                                      1994              1994
                                                   -----------       ----------
Accrued payroll costs                             $12,841,000        $11,687,000
Accrued taxes                                       6,917,000          7,094,000
Accrued costs on long-term contracts                4,447,000          3,415,000
Accrued warranty costs                              4,855,000          4,502,000
Postretirement benefit obligation other
  than pensions                                     2,000,000          2,000,000
Other                                               4,754,000          6,284,000
                                                  -----------        -----------
                                                  $35,814,000        $34,982,000
                                                  ===========        ===========


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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


Comparison of Results of Operations for the Three Months Ended June 30, 1994 and June 30, 1993

Sales for the first three months of fiscal year 1995 totaled $57,711,000, reflecting an increase of $5,980,000 or 11.6%, compared with $51,731,000 for the same period in the prior year. This increase was primarily due to higher commercial sales of $8,100,000 for wheels and brakes primarily on the DC-9, Fo-100 and Saab-340 programs. This increase was partially offset by lower military sales on the F-16 program.


Operating income increased 139.9% to $7,378,000 or 12.8% of sales for the first three months of fiscal year 1995 compared with $3,076,000 or 5.9% for the same period in the prior year. Operating margins increased primarily due to cost reductions implemented during fiscal year 1994, the overhead absorption effect relating to the higher sales volume as well as a favorable sales mix, whereby higher-margin commercial sales comprised a higher percentage of total sales.


Interest expense decreased $111,000 for the first three months of fiscal year 1995 compared with the same period in the prior year. This decrease was primarily attributable to a lower average principal balance on the senior revolving loan partially offset by a higher principal balance on the convertible debentures.


Approximately 360 hourly employees of the Company's Aircraft Braking Systems subsidiary are represented by the United Auto Workers' Union. Aircraft Braking Systems' three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment.

Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest on indebtedness, fund capital expenditures and make investments in original equipment for new airframes. Debt principal amortization commences August 1, 1999. Management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $80 million revolving credit facility (maturing April 27, 1997 and subject to a borrowing base of a portion of eligible accounts receivable and inventory). At June 30, 1994, the Company had $48.2 million available to borrow under its revolving credit facility.

Accounting Change

Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of SFAS No. 112 did not have a material effect on the Company's financial position or results of operations. (See Note 2 to the consolidated financial statements.)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits.
                 None

(b)            Reports on Form 8-K.
                   There were no reports on Form 8-K for the three months ended June 30, 1994.

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


Dated:  July 20, 1994