Form 10-Q
period 1994-09-30
K&F INDUSTRIES INC
filed 1994-11-10
CIK 851797

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1994
                                                ------------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number:   33-29035
                                         ------------

                             K & F Industries, Inc.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                     34-1614845
- --------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


    600 Third Avenue, New York, New York                       10016
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number including area code      (212) 297-0900
                                                   ------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  (X)    No
                                                  -------    ------

As of November 1, 1994, there were 5,533,437 shares of Class A common stock outstanding and 4,589,938 shares of Class B common stock outstanding. All of the Class A common stock of the Company except ten shares are owned by the Chairman of the Company, all of the Class B common stock are owned by Loral Corporation and all of the preferred stock except 44,999 shares are owned by four limited partnerships of Lehman Brothers Holdings Inc.

                         PART I. FINANCIAL INFORMATION
                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       September 30,           March 31,
                                                           1994                  1994
                                                       ------------           -----------
ASSETS:

Current Assets:
  Cash and cash equivalents                            $  2,552,000           $  4,327,000
  Accounts receivable, net                               34,201,000             32,783,000
  Inventory                                              64,537,000             67,613,000
  Other current assets                                    1,394,000              1,196,000
                                                       ------------           ------------
Total current assets                                    102,684,000            105,919,000
                                                       ------------           ------------
Property, plant and equipment                           112,493,000            111,882,000
  Less, accumulated depreciation and
   amortization                                          47,698,000             43,142,000
                                                       ------------           ------------
                                                         64,795,000             68,740,000
                                                       ------------           ------------
Deferred charges, net of amortization                    27,129,000             28,050,000
Cost in excess of net assets acquired,
 net of amortization                                    211,282,000            214,340,000
Intangible assets, net of amortization                   28,131,000             29,831,000
                                                       ------------           ------------
                                                       $434,021,000           $446,880,000
                                                       ============           ============
LIABILITIES and STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                              $ 10,119,000           $  9,028,000
  Interest payable                                        8,771,000              8,818,000
  Other current liabilities                              35,251,000             34,982,000
                                                       ------------           ------------
Total current liabilities                                54,141,000             52,828,000
                                                       ------------           ------------
Postretirement benefit obligation other
   than pensions                                         79,199,000             80,150,000
Other long-term liabilities                              24,145,000             22,836,000
Senior revolving loan                                        --                 10,000,000
11 7/8% senior secured notes due 2003                   100,000,000            100,000,000
13 3/4% senior subordinated debentures
   due 2001                                             210,000,000            210,000,000
14 3/4% convertible debentures due 2004                      --                 61,421,000
Stockholders' Deficiency:
  Preferred stock, $.01 par value-
   authorized 1,500,000 and 900,000
   shares; issued and outstanding
   1,027,635 and 899,999 shares
   (liquidation preference of
   $60,110,000 and $76,154,000)                              10,000                  9,000
  Common stock, Class B, $.01 par value-
   authorized 4,600,000 shares;
   issued and outstanding 4,589,938
   shares (liquidation preference of
   $26,848,000)                                              46,000                    --
  Common stock, Class A, $.01 par value-
   authorized 21,000,000 and 5,350,000
   shares; issued and outstanding
   5,533,437 and 4,846,164 shares                            55,000                 48,000
  Additional paid-in capital                            155,260,000             89,943,000
  Deficit                                              (181,075,000)          (172,470,000)
  Adjustment to equity for minimum pension
   liability                                             (7,467,000)            (7,467,000)
  Cumulative translation adjustment                        (293,000)              (418,000)
                                                       ------------           ------------
Total stockholders' deficiency                          (33,464,000)           (90,355,000)
                                                       ------------           ------------
                                                       $434,021,000           $446,880,000
                                                       ============           ============


                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Six Months Ended
                                                -------------------------------------
                                                 September 30,          September 30,
                                                     1994                   1993
                                                 -------------          -------------
Sales                                            $115,143,000           $115,773,000

Costs and expenses                                 93,347,000             99,238,000

Amortization                                        5,230,000              5,312,000
                                                 ------------           ------------

Operating income                                   16,566,000             11,223,000

Interest and investment
   income                                              78,000                 35,000

Interest expense (1)                              (25,249,000)           (26,030,000)
                                                 ------------           ------------

Loss before cumulative effect of change
   in accounting principle                         (8,605,000)           (14,772,000)

Cumulative effect of change in method
   of accounting for the discounting
   of certain liabilities                                  -              (2,305,000)
                                                 ------------           ------------

Net loss                                         $ (8,605,000)          $(17,077,000)
                                                 ============           ============


Note (1):   Includes non-cash interest expense on the convertible debentures and financing costs of $4,613,000 and $4,771,000 for the six months ended September 30, 1994 and 1993, respectively.


                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Three Months Ended
                                         -------------------------------------
                                          September 30,          September 30,
                                              1994                   1993
                                          -------------          -------------
Sales                                     $ 57,432,000           $ 64,042,000

Costs and expenses                          45,664,000             53,152,000

Amortization                                 2,580,000              2,743,000
                                          ------------           ------------

Operating income                             9,188,000              8,147,000

Interest and investment income                  45,000                 17,000

Interest expense (1)                       (12,252,000)           (12,922,000)
                                          ------------           ------------

Net loss                                  $ (3,019,000)          $ (4,758,000)
                                          ============           ============


Note (1):   Includes non-cash interest expense on the convertible debentures and financing costs of $1,943,000 and $2,394,000 for the three months ended September 30, 1994 and 1993, respectively.


                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Six Months Ended
                                                     -------------------------------------
                                                      September 30,          September 30,
                                                          1994                   1993
                                                      -------------          -------------
Cash flows from operating activities:
  Net loss                                            $ (8,605,000)          $(17,077,000)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Cumulative effect of change in
       accounting for the discounting of
           certain liabilities                               -                  2,305,000
     Depreciation and amortization                       9,786,000             10,056,000
     Non-cash interest expense                           4,613,000              4,771,000
      Changes in assets and liabilities:
       Accounts receivable, net                         (1,359,000)             8,982,000
       Inventory                                         3,142,000                384,000
       Other current assets                               (198,000)              (333,000)
       Accounts payable, interest payable,
             and other current liabilities               1,313,000             (3,323,000)
       Postretirement benefits other
         than pensions                                    (951,000)              (781,000)
       Other long-term liabilities                       1,309,000             (2,500,000)
                                                      ------------           ------------
  Net cash provided by operating
    activities                                           9,050,000              2,484,000
                                                      ------------           ------------

Cash flows from investing activities:
  Capital expenditures, net                               (611,000)            (1,890,000)
  Deferred charges                                        (214,000)                 -
                                                      ------------           ------------
  Net cash used in investing activities                   (825,000)            (1,890,000)
                                                      ------------           ------------

Cash flows from financing activities:
  Payments of senior revolving loan                    (20,000,000)           (23,000,000)
  Borrowings of senior revolving loan                   10,000,000             24,000,000
  Payment of convertible debentures                    (12,764,000)                 -
  Proceeds from issuance of capital stock               12,764,000                  -
                                                      ------------           ------------
  Net cash used by financing activities                (10,000,000)             1,000,000
                                                      ------------           ------------

Net (decrease) increase in cash and
  cash equivalents                                      (1,775,000)             1,594,000

Cash and cash equivalents, beginning
   of period                                             4,327,000              2,921,000
                                                      ------------           ------------

Cash and cash equivalents, end of
   period                                             $  2,552,000           $  4,515,000
                                                      ============           ============

  Supplemental cash flow information:
   Cash interest paid during the period               $ 20,683,000           $ 21,704,000
                                                      ============           ============

  Supplemental disclosure of non-cash financing activities:
   See Note 7 for a discussion of non-cash financing activities


                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1994 Annual Report on Form 10-K.

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


3. Receivables are summarized as follows:

                                                        September 30,          March 31,
                                                            1994                 1994
                                                        -------------         ----------
   Accounts receivable, principally from
         commercial customers                            $31,911,000          $29,099,000

   Accounts receivable, on U. S. Government
         and other long-term contracts                     2,992,000            4,379,000

   Allowances                                               (702,000)            (695,000)
                                                         ------------         -----------
                                                         $34,201,000          $32,783,000
                                                         ===========          ===========

4. Inventory consists of the following:

                                                        September 30,          March 31,
                                                            1994                 1994
                                                        -------------         ----------
   Raw materials and work-in-process                     $40,281,000          $42,375,000
   Finished goods                                         13,626,000           15,821,000
   Inventoried costs related to U.S.
         Government and other long-term
         contracts                                        11,233,000            9,823,000
                                                         -----------          -----------
                                                          65,140,000           68,019,000
   Less, unliquidated progress payments
         received, principally related
         to long-term government contracts                   603,000              406,000
                                                         -----------          -----------
                                                         $64,537,000          $67,613,000
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

5. Other current liabilities consist of the following:

                                                    September 30,         March 31,
                                                        1994                1994
                                                    -------------        ----------
   Accrued payroll costs                              13,690,000         $11,687,000
   Accrued taxes                                       6,663,000           7,094,000
   Accrued costs on long-term contracts                3,962,000           3,415,000
   Accrued warranty costs                              5,103,000           4,502,000
   Postretirement benefit obligation other
     than pensions                                     2,000,000           2,000,000
   Other                                               3,833,000           6,284,000
                                                     -----------         -----------
                                                     $35,251,000         $34,982,000
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


7. Retirement of Debt

   On September 2, 1994, K & F retired the $65,371,000 principal amount of 14 3/4% Subordinated Convertible Debentures due 2004 held by Loral Corporation, in exchange for $12,764,000 in cash and 4,589,938 shares of Class B common stock representing 22.5% of equity. The cash portion of this transaction was funded with a $12,764,000 capital infusion by K & F's principal stockholders for which stockholders received a total of 687,273 shares of Class A common stock and 127,636 shares of preferred stock. As a result, K & F's stockholders' equity was increased by $65,371,000 million and long-term debt was reduced by an equal amount, resulting in no gain or loss on the transaction.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Six Months Ended September 30, 1994 and September 30, 1993

Sales for the first half of fiscal year 1995 totaled $115,143,000 compared with $115,773,000 in the first six months of fiscal 1994. The decrease was due to a decline in military sales of $3,200,000 primarily on the F-16 program and lower shipments of commercial oil containment booms of $4,400,000. Offsetting this decrease were higher sales of wheels and brakes for both commercial transport and general aviation aircraft, which were approximately 10% higher than the prior year. Exceptionally strong demand for DC-9 replacement parts resulted in a 30% increase in sales on this program during the period.

Operating income increased to $16,566,000 or 14.4% of sales for the first half of fiscal year 1995, compared with $11,223,000 or 9.7% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable sales mix (whereby higher-margin commercial sales comprised a higher percentage of total sales), lower shipments of original equipment to airframe manufacturers at or below the cost of production and cost reductions implemented during fiscal year 1994.

Interest expense decreased $781,000 for the first half of fiscal year 1995 compared with the same period in the prior year. This decrease was primarily due to the retirement of the convertible debentures on September 2, 1994 (see
Note 7 to the consolidated financial statements) and a lower average principal balance on the senior revolving loan.

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

Comparison of Results of Operations for the Three Months Ended September 30, 1994 and September 30, 1993

Sales for the second quarter of fiscal year 1995 totaled $57,432,000 compared with $64,042,000 for the second quarter of the prior year. The decline was primarily due to lower shipments of commercial oil containment booms of $4,400,000 and lower commercial sales of wheels and brakes of $1,300,000 primarily on the SAAB-340 program. Continued strong demand for replacement parts was noted on the DC-9 program, where sales were up 12%.

Operating income increased to $9,188,000 or 16.0% of sales for the second quarter of fiscal year 1995 compared with $8,147,000 or 12.7% of sales for the same period in the prior year. Operating margins increased primarily due to lower shipments of original equipment to airframe manufacturers at or below the cost of production and cost reductions implemented during fiscal year 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



Interest expense decreased $670,000 for the second quarter of fiscal year 1995 compared with the same period in the prior year. This decrease was primarily due to the retirement of the convertible debentures on September 2, 1994 (see
Note 7 to the consolidated financial statements) and a lower average principal balance on the senior revolving loan.

Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest on indebtedness, fund capital expenditures and make investments in original equipment for new airframes. Debt principal amortization commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $80 million revolving credit facility (maturing April 27, 1997 and subject to a borrowing base of a portion of eligible accounts receivable and inventory). At September 30, 1994, the Company had $55.1 million available to borrow under its revolving credit facility.


On September 2, 1994, K & F retired the $65,371,000 principal amount of
14 3/4% Convertible Debentures due 2004 held by Loral Corporation, in exchange for $12,764,000 in cash and 4,589,938 shares of Class B common stock representing 22.5% of equity. The retirement of the convertible debentures has reduced the Company's future cash requirements by approximately $195 million had the debentures been outstanding until maturity. (See Note 7 to the consolidated financial statements.)

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

      3.01 - Amended and Restated Certificate of Incorporation of K & F Industries, Inc.

      3.02 -   Amended and Restated By-Laws of K & F Industries, Inc.

      10.24- Securities Purchase Agreement among K & F Industries, Inc., Bernard L. Schwartz ("BLS") and the Lehman Brothers Partnerships dated September 2, 1994

      10.25- Amended and Restated Stockholders Agreement dated as of September 2, 1994 By and Among K & F Industries, Inc., BLS, the Lehman Partnerships, CBC Capital Partners, Inc. and Loral Corporation

      10.26- Agreement dated as of September 2, 1994 between K & F Industries, Inc. and Loral Corporation

      10.28-   Waiver and Consent dated as of August 26, 1994

      10.29-   Amendment of Stockholders Agreement dated, November 8, 1994

      10.30- Securities Conversion Agreement among K & F Industries, Inc. and the Converting Stockholders dated, November 8, 1994


(b)   Reports on Form 8-K.

      The Company filed a report on Form 8-K dated September 2, 1994, under Item 5 (Other Events) reporting the issue of a press release announcing the retirement of the $65.4 million principal amount of 14.75% Subordinated Convertible Debentures due 2004.

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



                                                    K & F INDUSTRIES, INC.
                                                    ----------------------
                                                         Registrant




                                                    /s/KENNETH M. SCHWARTZ
                                                   -----------------------
                                                       Kenneth M. Schwartz
                                                   Chief Financial Officer
                                                             and
                                                   Registrant's Authorized
                                                           Officer


Dated:  November 10, 1994

                                EXHIBIT INDEX
                                -------------

     Exhibit
       No.                          Description
     -------                        -----------

      3.01 - Amended and Restated Certificate of Incorporation of K & F Industries, Inc.

      3.02 -   Amended and Restated By-Laws of K & F Industries, Inc.

      10.24- Securities Purchase Agreement among K & F Industries, Inc., Bernard L. Schwartz ("BLS") and the Lehman Brothers Partnerships dated September 2, 1994

      10.25- Amended and Restated Stockholders Agreement dated as of September 2, 1994 By and Among K & F Industries, Inc., BLS, the Lehman Partnerships, CBC Capital Partners, Inc. and Loral Corporation

      10.26- Agreement dated as of September 2, 1994 between K & F Industries, Inc. and Loral Corporation

      10.28-   Waiver and Consent dated as of August 26, 1994

      10.29-   Amendment of Stockholders Agreement dated, November 8, 1994

      10.30- Securities Conversion Agreement among K & F Industries, Inc. and the Converting Stockholders dated, November 8, 1994

      27   -   Financial Data Schedule