Form 10-Q
period 1994-12-31
K&F INDUSTRIES INC
filed 1995-02-09
CIK 851797

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994
                                               -----------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number:   33-29035
                                                 --------

                             K & F Industries, Inc.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     34-1614845
- -------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


  600 Third Avenue, New York, New York                  10016
- -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number including area code        (212) 297-0900
                                                 ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  /X/    No
                                                 -------     -------

As of February 1, 1995, there were 5,533,437 shares of Class A common stock outstanding and 4,589,938 shares of Class B common stock outstanding. All of the Class A common stock of the Company except ten shares are owned by the Chairman of the Company, all of the Class B common stock are owned by Loral Corporation and all of the preferred stock except 44,999 shares are owned by four limited partnerships of Lehman Brothers Holdings Inc.

                         PART I. FINANCIAL INFORMATION
                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  December 31,          March 31,
                                                     1994                 1994
                                                 ------------         ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                      $ 10,145,000         $  4,327,000
  Accounts receivable, net                         34,076,000           32,783,000
  Inventory                                        63,500,000           67,613,000
  Other current assets                              1,012,000            1,196,000
                                                 ------------         ------------
Total current assets                              108,733,000          105,919,000
                                                 ------------         ------------
Property, plant and equipment                     113,240,000          111,882,000
  Less, accumulated depreciation and
   amortization                                    49,815,000           43,142,000
                                                 ------------         ------------
                                                   63,425,000           68,740,000
                                                 ------------          -----------
Deferred charges, net of amortization              26,575,000           28,050,000
Cost in excess of net assets acquired,
    net of amortization                           209,755,000          214,340,000
Intangible assets, net of amortization             27,278,000           29,831,000
                                                 ------------         ------------
                                                 $435,766,000         $446,880,000
                                                 ============         ============
LIABILITIES and STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                        $  9,660,000         $  9,028,000
  Interest payable                                 13,021,000            8,818,000
  Other current liabilities                        33,992,000           34,982,000
                                                 ------------         ------------
Total current liabilities                          56,673,000           52,828,000
                                                 ------------         ------------
Postretirement benefit obligation other
   than pensions                                   78,445,000           80,150,000
Other long-term liabilities                        25,541,000           22,836,000
Senior revolving loan                                  --               10,000,000
11 7/8% senior secured notes due 2003             100,000,000          100,000,000
13 3/4% senior subordinated debentures
   due 2001                                       210,000,000          210,000,000
14 3/4% convertible debentures due 2004                --               61,421,000
Stockholders' Deficiency:
  Preferred stock, $.01 par value-
   authorized 1,500,000 and 900,000
   shares; issued and outstanding
   1,027,635 and 899,999 shares
   (liquidation preference of
   $60,110,000 and $76,154,000)                        10,000                9,000
  Common stock, Class B, $.01 par value-
   authorized 4,600,000 shares;
   issued and outstanding 4,589,938
   shares (liquidation preference of
   $26,848,000)                                        46,000                  --
  Common stock, Class A, $.01 par value-
   authorized 21,000,000 and 5,350,000
   shares; issued and outstanding
   5,533,437 and 4,846,164 shares                      55,000               48,000
  Additional paid-in capital                      155,260,000           89,943,000
  Deficit                                        (182,414,000)        (172,470,000)
  Adjustment to equity for minimum pension
   liability                                       (7,467,000)          (7,467,000)
  Cumulative translation adjustment                  (383,000)            (418,000)
                                                 ------------         ------------
Total stockholders' deficiency                    (34,893,000)         (90,355,000)
                                                 ------------         ------------
                                                 $435,766,000         $446,880,000
                                                 ============         ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                               Nine Months Ended
                                                     ------------------------------------
                                                      December 31,           December 31,
                                                         1994                    1993
                                                     ------------            ------------
Sales                                                $175,089,000            $170,491,000

Costs and expenses                                    141,560,000             147,373,000

Amortization                                            7,823,000               7,967,000
                                                     ------------            ------------

Operating income                                       25,706,000              15,151,000

Interest and investment income                            218,000                  83,000

Interest expense (1)                                  (35,868,000)            (39,013,000)
                                                     ------------            ------------
Loss before cumulative effect of change
   in accounting principle                             (9,944,000)            (23,779,000)

Cumulative effect of change in method
   of accounting for the discounting
   of certain liabilities                                  -                   (2,305,000)
                                                     ------------            ------------
Net loss                                             $ (9,944,000)           $(26,084,000)
                                                     ============            ============


Note (1):   Includes non-cash interest expense on the convertible debentures and financing costs of $4,955,000 and $7,308,000 for the nine months ended December 31, 1994 and 1993, respectively. (See Note 7 to the consolidated financial statements.)





                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended
                                                  --------------------------------
                                                  December 31,         December 31,
                                                      1994                 1993
                                                  -----------          ------------
Sales                                             $59,946,000          $54,718,000

Costs and expenses                                 48,213,000           48,135,000

Amortization                                        2,593,000            2,655,000
                                                  -----------          -----------

Operating income                                    9,140,000            3,928,000

Interest and investment income                        140,000               48,000

Interest expense (1)                              (10,619,000)         (12,983,000)
                                                  -----------          -----------

Net loss                                          $(1,339,000)         $(9,007,000)
                                                  ===========          ===========


Note (1):   Includes non-cash interest expense on the convertible debentures and financing costs of $342,000 and $2,537,000 for the three months ended December 31, 1994 and 1993, respectively. (See Note 7 to the consolidated financial statements.)





                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                        ----------------------------------
                                                                        December 31,          December 31,
                                                                            1994                  1993
                                                                        ------------          ------------
Cash flows from operating activities:
  Net loss                                                              $(9,944,000)          $(26,084,000)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Cumulative effect of change in
       accounting for the discounting of
        certain liabilities                                                   -                  2,305,000
     Depreciation and amortization                                       14,496,000             15,098,000
     Non-cash interest expense                                            4,955,000              7,308,000
     Changes in assets and liabilities:
       Accounts receivable, net                                          (1,275,000)            15,310,000
       Inventory                                                          4,130,000              3,664,000
       Other current assets                                                 184,000               (274,000)
       Accounts payable, interest payable,
         and other current liabilities                                    3,845,000               (396,000)
       Postretirement benefits other
         than pensions                                                   (1,705,000)            (1,280,000)
       Other long-term liabilities                                        2,705,000             (2,484,000)
                                                                       ------------           ------------
  Net cash provided by operating
    activities                                                           17,391,000             13,167,000
                                                                       ------------           ------------

Cash flows from investing activities:
  Capital expenditures                                                   (1,358,000)            (2,326,000)
  Deferred charges                                                         (215,000)                74,000
                                                                       ------------           ------------
  Net cash used in investing activities                                  (1,573,000)            (2,252,000)
                                                                       ------------           ------------

Cash flows from financing activities:
  Payments of senior revolving loan                                     (20,000,000)           (36,500,000)
  Borrowings of senior revolving loan                                    10,000,000             24,000,000
  Payment of convertible debentures                                     (12,764,000)                -
  Proceeds from issuance of capital stock                                12,764,000                 -
  Proceeds from sale/leaseback transaction                                   -                   1,996,000
                                                                       ------------           ------------
  Net cash used by financing activities                                 (10,000,000)           (10,504,000)
                                                                       ------------           ------------

Net increase in cash and
  cash equivalents                                                        5,818,000                411,000

Cash and cash equivalents, beginning
   of period                                                              4,327,000              2,921,000
                                                                       ------------           ------------

Cash and cash equivalents, end of
   period                                                              $ 10,145,000           $  3,332,000
                                                                       ============           ============

  Supplemental cash flow information:
   Cash interest paid during the period                                $ 26,710,000           $ 27,939,000
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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1994 Annual Report on Form 10-K.

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


3. Receivables are summarized as follows:

                                                  December 31,         March 31,
                                                     1994                1994
                                                  ------------        -----------

   Accounts receivable, principally from
         commercial customers                      $32,220,000        $29,099,000

   Accounts receivable, on U. S. Government
         and other long-term contracts               2,585,000          4,379,000

   Allowances                                         (729,000)          (695,000)
                                                   -----------        -----------
                                                   $34,076,000        $32,783,000
                                                   ===========        ===========


4. Inventory consists of the following:

                                                  December 31,         March 31,
                                                     1994                1994
                                                  ------------        -----------


   Raw materials and work-in-process               $37,712,000        $42,375,000
   Finished goods                                   14,404,000         15,821,000
   Inventoried costs related to U.S.
         Government and other long-term
         contracts                                  12,138,000          9,823,000
                                                    -----------        -----------
                                                    64,254,000         68,019,000
   Less, unliquidated progress payments
         received, principally related
         to long-term government contracts             754,000            406,000
                                                    -----------        -----------
                                                   $63,500,000        $67,613,000
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

5. Other current liabilities consist of the following:


                                                    December 31,         March 31,
                                                        1994               1994
                                                    ------------        -----------

   Accrued payroll costs                            $13,308,000         $11,687,000
   Accrued taxes                                      6,724,000           7,094,000
   Accrued costs on long-term contracts               3,818,000           3,415,000
   Accrued warranty costs                             5,498,000           4,502,000
   Postretirement benefit obligation other
     than pensions                                    2,000,000           2,000,000
   Other                                              2,644,000           6,284,000
                                                    -----------         -----------
                                                    $33,992,000         $34,982,000
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


7. Retirement of Debt

   On September 2, 1994, K & F retired the $65,371,000 principal amount of 14 3/4% Subordinated Convertible Debentures due 2004 held by Loral Corporation, in exchange for $12,764,000 in cash and 4,589,938 shares of Class B common stock representing 22.5% of equity. The cash portion of this transaction was funded with the proceeds from the sale of capital stock to K & F's principal stockholders for which stockholders received a total of 687,273 shares of Class A common stock and 127,636 shares of preferred stock. As a result, K & F's stockholders' equity was increased by $65,371,000 million and long-term debt was reduced by an equal amount, resulting in no gain or loss on the transaction.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Comparison of Results of Operations for the Nine Months Ended December 31, 1994 and December 31, 1993

Sales for the first nine months of fiscal year 1995 totaled $175,089,000 reflecting an increase of $4,598,000 or 2.7% compared with $170,491,000 for the same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for both commercial transport and general aviation aircraft of $13,200,000, primarily on the DC-9, DC-10, Fo-100 and Beech programs. The Company is experiencing generally stronger demand over substantially all of its commercial programs and expects this trend to continue over the near term. Partially offsetting this increase were lower military sales of $3,700,000 primarily on the F-16 program and lower shipments of commercial oil containment booms of $5,100,000.

Operating income increased 69.7% to $25,706,000 or 14.7% of sales for the first nine months of fiscal year 1995 compared with $15,151,000 or 8.9% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable sales mix (whereby higher-margin commercial sales comprised a higher percentage of total sales), the favorable overhead absorption effect relating to the higher sales volume, lower shipments of original equipment to airframe manufacturers at or below the cost of production and cost reductions implemented during fiscal year 1994.

Interest expense decreased $3,145,000 for the first nine months of fiscal year 1995 compared with the same period in the prior year. This decrease was primarily due to the retirement of the convertible debentures on September 2, 1994 (see Note 7 to the consolidated financial statements) and a lower average principal balance on the senior revolving loan.

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

Comparison of Results of Operations for the Three Months Ended December 31, 1994 and December 31, 1993

Sales for the third quarter of fiscal year 1995 totaled $59,946,000 reflecting an increase of $5,228,000 or 9.6% compared with $54,718,000 for the same period in the prior year. This increase was due to higher commercial sales of wheels and brakes of $6,400,000 primarily on the DC-9, DC-10 and Canadair CL600 programs. Partially offsetting this increase were lower military sales of $500,000 and lower shipments of commercial oil containment booms of $700,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION




Operating income more than doubled to $9,140,000 or 15.2% of sales for the third quarter of fiscal year 1995 compared with $3,928,000 or 7.2% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable sales mix (whereby higher-margin commercial sales comprised a higher percentage of total sales), the favorable overhead absorption effect relating to the higher sales volume and cost reductions implemented during fiscal year 1994.

Interest expense decreased $2,364,000 for the third quarter of fiscal year 1995 compared with the same period in the prior year. This decrease was primarily due to the retirement of the convertible debentures on September 2, 1994. (See
Note 7 to the consolidated financial statements.)

Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest on indebtedness, fund capital expenditures and make investments in original equipment for new airframes.
Debt amortization commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $80 million revolving credit facility (maturing April 27, 1997 and subject to a borrowing base of a portion of eligible accounts receivable and inventory). At December 31, 1994, the Company had $55.3 million available to borrow under its revolving credit facility.


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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

       None


(b)    Reports on Form 8-K.

       There were no reports on Form 8-K for the three months ended December 31, 1994.

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



                                                  K & F INDUSTRIES, INC.
                                                  ----------------------
                                                        Registrant



                                                    KENNETH M. SCHWARTZ
                                                  -----------------------
                                                    Kenneth M. Schwartz
                                                  Chief Financial Officer
                                                           and
                                                  Registrant's Authorized
                                                         Officer


Dated:  February 8, 1995

                                EXHIBIT INDEX
                                -------------


        Exhibit No. 27      Financial Data Schedule