Form 10-K405
period 1995-03-31
K&F INDUSTRIES INC
filed 1995-06-28
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


         Commission file number    33-29035
                                 ------------


                 K & F Industries, Inc.
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

                   Delaware                                   34-1614845
- --------------------------------------------        ----------------------------
         State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization                  Identification Number)

   600 Third Avenue, New York, NY                               10016
- --------------------------------------------------          -------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (212) 297-0900
                                                    ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

There is no trading market for the Company's common stock. As of June 1, 1995 there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding.

Documents Incorporated by Reference:    None

PART I

Item I.  Business

General

K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the fiscal year ended March 31, 1995, approximately 87% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), believes it is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and nearly one-half of the domestic military market. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. During the fiscal year ended March 31, 1995, approximately 13% of the Company's total revenues were derived from sales made by Engineered Fabrics.

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

The Aircraft Wheel and Brake Industry

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

Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In such case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Where two suppliers have been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on the customer's aircraft. Competition among two certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating performance characteristics of the wheel and brake systems. Once selected, airlines infrequently replace entire wheel and brake systems because of the expense.

In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake equipment below cost in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through sale of replacement parts. Recovery of pricing concessions and design costs for each airframe's wheels and brakes is contingent on a number of factors but generally occurs prior to the end of the useful life of the particular aircraft. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the Government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

Products

AIRCRAFT BRAKING SYSTEMS. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and anti-skid systems for commercial transport, general aviation and military aircraft. The Company's strategic focus is on high-cycle, medium- and short-range commercial aircraft. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The number of commercial transport aircraft equipped with the Company's wheels and brakes continued to grow during fiscal year 1995, due to an increase in the number of new aircraft entering service, as well as a slower than expected retirement rate of older aircraft. Airlines have responded to recent FAA regulatory noise abatement requirements by outfitting their older DC-9 fleets with engine hushkits and aircraft structural overhauls which effectively add fifteen years of service life to the aircraft. The Company expects to produce replacement parts for these refurbished aircraft over this period. Northwest Airlines, USAir and ValuJet have recently opted for DC-9 life extension refurbishment programs, to meet capacity needs, in lieu of buying replacement aircraft new. Other airlines are expected to follow similar strategies, as the economics generally are more favorable.

Approximately 75% of Aircraft Braking Systems' revenues are derived from the sale of replacement parts. As of March 31, 1995, the Company's products had been installed on over 30,000 commercial transport, general aviation and military aircraft for which Aircraft Braking Systems is the sole-source supplier on the DC-9, DC-10, Fokker Fo-100, Fokker F-28, Canadair Regional Jet and Saab 340. In addition, the Company supplies spare parts for the MD-80 program on a dual-source wheel and brake program.

Aircraft Braking Systems has been successful in having its wheels and brakes selected for use on a number of new high-cycle airframe designs. These aircraft that are just beginning to enter service include the McDonnell Douglas MD-90, Airbus A-321, A-319, Fokker Fo-70, Canadair Regional Jet, Saab 2000, Lear 60 and Fairchild Metro 23. In addition, the Company is a supplier of wheels and carbon brakes for the Airbus A-330 and A-340 wide-body jets.

Aircraft Braking Systems is the sole supplier for wheels, carbon brakes and anti-skid equipment on the new McDonnell Douglas MD-90 twin-jet. The MD-90 adds new performance characteristics to a product line that began as the DC-9 model jet that first flew in 1965 and evolved later into the popular MD-80 series also furnished with Aircraft Braking Systems' wheels and brakes. A technologically innovative design, the MD-90 is equipped with an advanced turbofan engine that complies with the FAA's restrictive Stage III noise restrictions, offering fuel savings over competing engines. Delta Airlines, the launch customer, has taken delivery of five MD-90s out of a total order of 31. McDonnell Douglas has booked orders for over 100 aircraft. Other customers for the MD-90 include Japan Air System and Saudi Arabia which recently announced orders for 29 of these aircraft.

Aircraft Braking Systems is a basic supplier of wheels and carbon brakes on the Airbus A-321, the European consortium's new 186-seat "stretch" version of its popular A-320 standard body twin-jet. Based on airline selections to date, Aircraft Braking Systems has captured 85% of the A-321 wheel and brake requirements including Lufthansa, Alitalia, Austrian Airlines and Swissair. Airbus has booked orders for over 150 aircraft.

Aircraft Braking Systems is supplying wheels, carbon brakes and anti-skid equipment on the Fokker Fo-100 and Fo-70 aircraft on a sole-source basis. The Fo-100 has 276 firm orders of which 262 have been delivered. The Fo-70, the newest Fokker narrow-body jet has 59 firm orders of which nine have been delivered. Operators currently using the Fo-100 include American Airlines with 75 aircraft and USAir with 40 aircraft. Customers for the Fo-70 include Alitalia, British Midland, Air Littoral, Pelita and Sempati Airlines.

The Company's anti-skid systems, which are integrated into a braking system, are designed to minimize the distance required to stop an aircraft by utilizing sensors, mounted on the wheel to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems is the only significant manufacturer of anti-skid systems. Because of the sensitivity of anti-skid systems to variations in brake performance, the Company's management believes that the ability to control the design and performance characteristics of the strut, brakes and its integrated anti-skid system gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by the Company include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

The following table shows the distribution of sales of aircraft wheels, brakes and anti-skid systems to total sales of the Company:

                                                                                             Fiscal Years Ended March 31,
                                                                                            -----------------------------
                                                                                            1995        1994         1993
                                                                                            ----        ----         ----
                  Wheels and brakes  . . . . . . . . . . . . . . . . . . . . . . . . .       80%         76%         75%
                  Anti-skid systems  . . . . . . . . . . . . . . . . . . . . . . . . .        7%         10%         10%
                                                                                             --          --          --
                       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       87%         86%         85%
                                                                                             ==          ==          ==

ENGINEERED FABRICS. Engineered Fabrics is the largest aircraft fuel tank manufacturer in the world, serving approximately 90% of the worldwide general aviation and commercial transport market and nearly one-half of the domestic military market. For the fiscal year ended March 31, 1995, approximately 13% of the Company's total revenues were derived from sales made by Engineered Fabrics.

Fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the fiscal year ended March 31, 1995, sales of fuel tanks accounted for approximately 68% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. The Company uses this "self-sealing" technology to manufacture crash-resistant fuel tanks for helicopters, military aircraft and race cars that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous.

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

The Company also produces a variety of products utilizing coated fabrics such as oil containment booms, towable storage bladders, heavy lift bags and pillow tanks. Oil containment booms are air-inflated cylinders that are used to confine oil spilled on the high seas and along coastal waterways. Towable storage bladders are used for storage and transportation of the recovered oil after removal from the water. Heavy lift bags, often used in emergency situations, are inserted into tight spaces and inflated to lift heavy loads short distances. Pillow tanks are collapsible rubberized containers used as an alternative to steel drums and stationary storage tanks for the storage of liquids.

Sales and Customers

K & F sells its products to more than 150 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 14%, 15% and 23% of total sales for the fiscal years ended March 31, 1995, 1994 and 1993, respectively. No other customer accounted for more than 10% of sales.

The following table shows the distribution of total Company revenues by respective market, as a percentage of total revenues:

                                                                                                 Fiscal Years Ended March 31,
                                                                                            --------------------------------------
                                                                                            1995             1994             1993
                                                                                            ----             ----             ----
       Commercial transport  . . . . . . . . . . . . . . . . . . . . . . . . .              61%                60%             55%
       Military (U.S. and foreign)   . . . . . . . . . . . . . . . . . . . . .              19%                22%             28%
       General aviation  . . . . . . . . . . . . . . . . . . . . . . . . . . .              20%                18%             17%
                                                                                           ---                ---             ---
          Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             100%               100%            100%
                                                                                           ===                ===             ===


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

MILITARY. The Company believes it is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of certain foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the military aircraft using these products are the F-4, F-14, F-16, F-117A, A-10, B-1B and the C-130. Substantially all of the Company's military products are sold to the Department of Defense or to airframe manufacturers including Lockheed Martin, McDonnell Douglas, Northrop Grumman, Boeing, Sikorsky, Bell and Rockwell. Anti-skid systems, manufactured for the military, are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and Jaguar aircraft.

GENERAL AVIATION. The Company believes it is the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft. This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Beech Aircraft, Lear, Canadair, Cessna, Dassault and distributors, such as Aviall. Anti-skid systems are supplied by the Company to Gulfstream, Canadair, Dassault and a variety of other aircraft manufacturers. General aviation aircraft using the Company's equipment exclusively include the Beech Starship and Beech 400 series of aircraft, the Lear series 20, 30, 50 and 60 and the Gulfstream G-I, G-II and G-III.

Foreign Customers

The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. The following table shows sales of the Company to both foreign and domestic customers for the last three fiscal years:

                                                                                                   Fiscal Years Ended March 31,
                                                                                                ----------------------------------
                                                                                               1995             1994         1993
                                                                                               ----             ----         ----
       Domestic sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            62%              63%           68%
       Foreign sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            38%              37%           32%
                                                                                               ---              ---           ---
          Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           100%             100%          100%
                                                                                               ===              ===           ===

Independent Research and Development

The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At March 31, 1995, the Company employed approximately 148 engineers (of whom 30 held advanced degrees); approximately 27 of such engineers (including 13 holding advanced degrees) devoted all or part of their effort toward a variety of projects including: refining carbon processing techniques to create more durable braking systems; upgrading existing braking systems to provide enhanced performance; and developing new technologies to improve the Company's products.

The costs incurred relating to independent research and development for the fiscal years ended March 31, 1995, 1994, and 1993 were $8.4 million, $12.9 million and $11.4 million, respectively.

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

Competition

The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Allied Signal's Aircraft Landing Systems Division and the B.F. Goodrich Company. Both significant competitors are larger and have greater financial resources than the Company. The principal competitor for anti-skid systems is the Hydro-Aire Division of Crane Co. The principal competitor for fuel tanks is American Fuel Cell & Coated Fabrics Company.

Backlog

Backlog at March 31, 1995 and 1994 amounted to approximately $151.4 million and $141.5 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 72% of total Company backlog at March 31, 1995 is expected to be shipped during the fiscal year ended March 31, 1996, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

Of the total Company backlog at March 31, 1995, approximately 31% was directly or indirectly for end use by the United States Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

Government Contracts

Recent political developments in some regions of the globe have led to reconsideration of the United States' military objectives and requirements and a resultant decline in spending on defense related products. Reduced Government demand for products supplied by the Company has and may continue to have adverse effects on sales, income and cash flow. For the fiscal years ended March 31, 1995, 1994 and 1993, approximately 14%, 15%, and 23%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

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

Supplies and Materials

The principal raw materials used in the Company's wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. The Company purchases steel and aluminum forgings from several sources. Substantially all of the Company's carbon is purchased from HITCO, a division of British Petroleum Company, p.l.c., pursuant to a multi-year supply contract. Aircraft Braking Systems also operates a continuous carbon furnace in which it internally manufactures carbon for selected programs. The Company also recently developed a new European source of carbon to supply a portion of the carbon which will be used to produce braking systems for use on the A-321. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary.

The Company has not experienced any difficulty obtaining sources of supplies or adequate supplies of these raw materials, and believes that sufficient supplies and alternative sources of supply will be available in the foreseeable future.

Personnel

At March 31, 1995, the Company had 1,173 full-time employees, of which 799 were employed by Aircraft Braking Systems (369 hourly and 430 salaried employees) and 374 were employed by Engineered Fabrics (253 hourly and 121 salaried employees). All 369 of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all 253 of Engineered Fabrics' hourly employees are represented by the United Textile Workers' Union.

Engineered Fabrics has entered into a three-year contract with its union that expires on February 5, 1998. Aircraft Braking Systems' three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment.

Item 2.   Properties

United States Facilities. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States which are individually owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio, and consists of approximately 754,000 square feet of manufacturing, engineering and office space. Engineered Fabrics' facility is located in Rockmart, Georgia, and consists of approximately 564,000 square feet of manufacturing, engineering and office space. The Company believes that its property and equipment are generally well-maintained, in good operating condition and adequate for its present needs.

Foreign Facilities. The Company occupies approximately 19,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. The Company also maintains sales and service offices in Rome and Toulouse, France.

Akron Facility Arrangements. The Aircraft Braking Systems manufacturing plant acquired from Loral Corporation ("Loral") (the "Acquisition") was a part of a larger complex owned and operated by Loral. Since complete physical separation of the Aircraft Braking Systems facility from the balance of the complex was impractical at the time of the Acquisition, Loral and Aircraft Braking Systems entered into various agreements covering occupancy arrangements and shared easements and services (including utility services). As an occupant of space within the Loral complex of approximately 433,000 square feet, Aircraft Braking Systems is subject to annual occupancy payments to Loral. During the fiscal year ended March 31, 1995 Aircraft Braking Systems made occupancy payments to Loral of $1.3 million. While most of the agreements are temporary (having terms ranging from two to 10 years from the closing date of the Acquisition), certain access easements and easements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, as a condition to obtaining governmental approval to divide the real property following the Acquisition, Loral and Aircraft Braking Systems jointly formed and equally control Valley Association Corporation, an Ohio corporation, thereby establishing a single legal entity to deal with the City of Akron and utility companies concerning governmental and utility services furnished to Loral's and Aircraft Braking Systems' facilities and to receive and comply with remedial requests issued by such institutions.

Item 3.   Legal Proceedings

Aircraft Braking Systems is a defendant in a patent infringement suit filed on January 31, 1991, by the B.F. Goodrich Company in the United States District Court for the District of Delaware. The suit alleges infringement by Aircraft Braking Systems of two Goodrich patents related to the structure and method of overhaul of aircraft brake assemblies and seeks damages of approximately $75 million. On November 10, 1994, the court issued its decision in favor of Aircraft Braking Systems and dismissed the plaintiff's claims. The court held that the patents were invalid and that the Company's brake assemblies did not infringe the patents. The plaintiff has appealed the decision, however, management believes based on the court's decision and its own assessment of the facts and circumstances, as well as advice from counsel, that it is remote that the Company would suffer a material liability as a result of the above mentioned lawsuit.

In addition to the foregoing, there are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.

Environmental Matters

The Company's manufacturing operations are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that its manufacturing facilities are in substantial compliance with all existing federal, state and local environmental regulations. The Company does not believe that its environmental expenditures, if any, will have a material adverse effect on its financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholders Matters

There is no trading market for the Company's common stock. All of the Class A common stock of the Company except one share (which is owned by CBC Capital Partners, Inc., an affiliate of Chemical Banking Corporation) are owned by Bernard L. Schwartz ("BLS"), Chairman of the Company. All of the Class B common stock are owned by Loral. See Note 7 to the consolidated financial statements for a description of the Amended and Restated Revolving Credit Agreement (the "Revolving Loan"), the 11 7/8% Senior Secured Notes due 2003 (the "Senior Notes"), and the 13 3/4% Senior Subordinated Debentures due 2001 (the "Subordinated Debentures"). (See "Security Ownership of Certain Beneficial Owners and Management.")

Item 6.    Selected Financial Data

The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements.

                                                                                     FOR THE YEARS ENDED
                                                                                          MARCH 31,
                                                      ------------------------------------------------------------------------------
                                                           1995           1994              1993              1992           1991
                                                           ----           ----              ----              ----           ----
                                                                                       (In Thousands)
INCOME STATEMENT DATA:
    Net sales .....................................     $ 238,756      $ 226,131         $ 277,107         $ 295,490      $ 314,635
    Cost of sales .................................       164,697        159,751           199,002           209,552        223,360
    Independent research and development ..........         8,363         12,858            11,417            14,130         11,781
    Selling, general and administrative expenses ..        19,208         22,421            24,154            24,047         25,345
    Amortization ..................................        10,411         10,884            10,258            10,306         10,233
                                                        ---------      ---------         ---------         ---------      ---------
    Operating income ..............................        36,077         20,217            32,276            37,455         43,916
    Interest expense, net .........................        46,250         51,953            53,486            52,179         54,196
                                                        ---------      ---------         ---------         ---------      ---------
    Loss before extraordinary charge and cumulative
      effect of accounting changes ................       (10,173)       (31,736)          (21,210)          (14,724)       (10,280)
    Extraordinary charge (a) ......................          --             --              (2,477)             (992)          --
    Cumulative effect of accounting changes .......          --           (2,305)(b)       (73,540)(c)          --             --
                                                        ---------      ---------         ---------         ---------      ---------
    Net loss ......................................     $ (10,173)     $ (34,041)        $ (97,227)        $ (15,716)     $ (10,280)
                                                        =========      =========         =========         =========      =========

BALANCE SHEET DATA (at end of period):
    Working capital ...............................     $  48,025      $  53,091         $  70,028         $  77,606      $  52,312
    Total assets ..................................       429,074        446,880           489,968           518,938        536,781
    Long-term obligations (d) .....................       406,933        484,407           480,580           405,111        404,871
    Stockholders' equity (deficiency) (c) (d) .....       (34,748)       (90,355)          (51,868)           48,331         38,172

OTHER DATA (for the period):
    Capital expenditures, net .....................         2,824          3,127             4,670             3,986          8,718
    Depreciation and amortization .................        18,843         20,527            19,862            19,501         18,683
    Non-cash interest - Convertible Debentures (d).         3,950          8,443             7,282             6,213          5,237
    Non-cash interest - financing costs ...........         1,482          1,480             1,507             2,467          1,692

(a) The extraordinary charge of $2,477 and $992 relates to the accelerated amortization of unamortized financing costs associated with the prepayment in full of the senior term loan in fiscal year 1993 and the partial prepayment of the senior term loan in fiscal year 1992. (See
        Note 7 to the consolidated financial statements.)

(b) Represents cumulative effect of the change in method of accounting for the discounting of liabilities for workers' compensation losses. (See
        Note 2 to the consolidated financial statements.)

(c) Includes cumulative effect of accounting change for SFAS No. 106 and the change in method of accounting for certain overhead costs in inventory. (See Notes 11 and 4 to the consolidated financial statements.)

(d) On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral, in exchange for $12.76 million in cash and 22.5% of equity. As a result, K & F stockholders' equity was increased by $65.4 million and long-term debt was reduced by an equal amount. (See Notes 7 and 9 to the consolidated financial statements.)

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

Aircraft Braking Systems generates approximately 75% of its revenues through the sale of replacement parts for wheels and braking systems previously manufactured by the Company and its predecessors and installed on over 30,000 commercial, general aviation and military aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production ("program investments"). Such expenditures are charged to operations when incurred, or in the case of program investments, when delivered to the aircraft manufacturer. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from the sales of replacement parts over the life of the aircraft. The Company has invested and will continue to invest significant resources to have its products selected for use on new commercial airframes, focusing particularly on medium- and short-range aircraft. During the three years ended March 31, 1995, the Company spent an aggregate of $103 million for research, development, design and program investments. As a result of these efforts, the Company has been selected as a basic supplier of wheels and carbon brakes on the Airbus A-321, the sole supplier of wheels, carbon brakes and anti-skid systems on the MD-90, Fo-100 and Fo-70, the sole supplier of wheels and brakes for the Saab 2000, the Canadair Regional Jet, the Lear 60, the Fairchild Metro 23 and as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340. These programs are in the early stages of their life cycles and represent significant future growth opportunities for the Company.

The Company believes that Department of Defense budget reductions have resulted in a general reduction in the use and deployment of military aircraft. Sales to the United States military were 14%, 15% and 23% of the Company's total sales during the fiscal years ended March 31, 1995, 1994 and 1993, respectively. Based on current backlog and anticipated orders, the Company does not anticipate any further significant reduction in sales to the United States military from their fiscal year 1995 levels.

Results of Operations

Fiscal Year 1995 Compared with Fiscal Year 1994

SALES. Sales for fiscal year 1995 totaled $238.8 million reflecting an increase of $12.6 million or 5.6% compared with the prior year. This increase was due to higher commercial sales of wheels and brakes for both commercial transport and general aviation aircraft of $21.3 million, primarily on the DC-9, DC-10, Fo-100, MD-90 and Beech programs. The Company experienced strong demand over substantially all of its commercial programs during fiscal year 1995. Partially offsetting this increase were lower military sales of $3.3 million primarily on the F-16 program and lower shipments of commercial oil containment booms of $5.4 million.

GROSS MARGIN. The gross margin for fiscal year 1995 was 31.0% compared with 29.4% for fiscal year 1994. This increase was primarily due to a favorable sales mix, operating efficiencies and the overhead absorption effect relating to the higher sales volume.

INDEPENDENT RESEARCH AND DEVELOPMENT. Independent research and development costs were $8.4 million in fiscal year 1995 compared with $12.9 million in fiscal year 1994 or 3.5% and 5.7% of sales for fiscal years 1995 and 1994, respectively. This decrease was primarily due to the incurrance of lower costs associated with the MD-90 and A-321 programs. The majority of the design and development efforts relating to these programs has already been completed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3.2 million in fiscal year 1995 compared with fiscal year 1994. This decrease is primarily due to cost reductions implemented during fiscal year 1994.

INTEREST EXPENSE, NET. Net interest expense decreased $5.7 million in fiscal year 1995 compared with the prior year. This decrease was due to the retirement of the 14 3/4% Subordinated Convertible Debentures (the "Convertible Debentures") on September 2, 1994 (see Notes 7 and 9 to the consolidated financial statements) and due to a lower average principal balance on the Revolving Loan.

Fiscal Year 1994 Compared with Fiscal Year 1993

SALES. Sales for fiscal year 1994 totaled $226.1 million compared with $277.1 million in the prior year. Military sales decreased $27.2 million primarily on the F-16, F-14A, S-3A, F-117A and Saab J-35 and J-37 programs, reflecting the overall decline in government procurements. Commercial sales decreased $23.8 million, of which approximately $7.0 million was attributable to replacement parts of aircraft wheels and brakes, principally on the DC-10 program. Additionally, demand for original equipment on the MD-11 and various Gulfstream programs was down and sales of oil spill containment booms were also below prior year levels.

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

INDEPENDENT RESEARCH AND DEVELOPMENT. Independent research and development costs were $12.9 million in fiscal year 1994 compared with $11.4 million in fiscal year 1993 or 5.7% and 4.1% of sales for fiscal years 1994 and 1993, respectively. This increase was primarily due to the incurrence of higher costs associated with the design and development of wheels and brakes for the CL-604, Saab 2000 and Japan's FSX programs.

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

INTEREST EXPENSE, NET. Net interest expense decreased $1.5 million in fiscal year 1994 compared with the prior year primarily due to a lower average principal balance on the Revolving Loan. Partially offsetting this decrease was a higher principal balance on the Convertible Debentures. The Company issued $8.4 million and $7.3 million in additional Convertible Debentures during fiscal years 1994 and 1993, respectively, in payment of non-cash interest. (See Notes 7 and 9 to the consolidated financial statements.)

Effective April 1, 1993, the Company changed its method of accounting for the discounting of liabilities for workers' compensation losses, to use a risk-free rate rather than its incremental borrowing rate. The cumulative effect for periods prior to April 1, 1993, of this change amounted to $2.3 million, and is included as an increase to the net loss for the fiscal year ended March 31, 1994. (See Note 2 to the consolidated financial statements.)

Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of these benefits during an employee's service period. The effect of adopting SFAS No. 106 was a cumulative charge of $77.9 million. (See Note 11 to the consolidated financial statements.)

Liquidity and Financial Condition

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under the Revolving Loan. The Company's long-term indebtedness decreased from $381.4 million at March 31, 1994 to $310.0 million at March 31, 1995. This decrease was due to the retirement of the Convertible Debentures (see Notes 7 and 9 to the consolidated financial statements) and payment of all outstanding balances on the Revolving Loan from cash flows generated from operations.

On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral, in exchange for $12.76 million in cash and 458,994 shares of Class B common stock representing 22.5% of equity. The cash portion of this transaction was funded with the proceeds from the sale of capital stock to K & F's principal stockholders. As a result, K & F's stockholders' equity was increased by $65.4 million and long-term debt was reduced by an equal amount. (See Notes 7 and 9 to the consolidated financial statements.)

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make investments in equipment for new airframes. Debt principal amortization commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $70 million Revolving Loan (maturing April 27, 1997 which is subject to a borrowing base of eligible accounts receivable and inventory). At March 31, 1995, the Company had $53.6 million available to borrow under its Revolving Loan. At March 31, 1995 there were no borrowings under the Revolving Loan.

Capital Expenditures

The Company had additions to fixed assets of $2.8 million and $3.1 million for the fiscal years ended March 31, 1995 and 1994, respectively. These additions were primarily for manufacturing equipment. Capital spending for fiscal year 1996 is expected to be approximately $6.0 million.

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

Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company is currently evaluating the impact, if any, of SFAS No. 121. (See Note 2 to the consolidated financial statements.)

Item 8.   Financial Statements and Supplementary Data

See the financial statements, together with the auditors' reports thereon, appearing on pages F-1 to F-16 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                        NAME                               AGE      POSITION(S)
                        ----                               ---      -----------
                        Bernard L. Schwartz*               69       Chairman of the Board
                                                                    and Chief Executive Officer
                        Herbert R. Brinberg*               69       Director
                        Ronald H. Kisner*                  46       Director
                        John R. Paddock*                   41       Director
                        James A. Stern**                   44       Director
                        A. Robert Towbin**                 59       Director
                        Alan H. Washkowitz**               54       Director
                        Kenneth M. Schwartz                44       Chief Financial Officer,
                                                                    Treasurer and Secretary

- -----------------------

 *      Designated as director by BLS pursuant to the Stockholders Agreement.

** Designated as director by Lehman Brothers Holdings Inc. ("LBH") pursuant to the Stockholders Agreement.

Mr. Bernard L. Schwartz has been Chairman and Chief Executive Officer of the Company since 1989. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Corporation since 1972. Mr. Schwartz is a Director of Reliance Group Holdings, Inc. and certain subsidiaries, Sorema International Holding N.V., Globalstar Telecommunications Limited, First Data Corporation and Trustee of New York University Medical Center.

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

Mr. Stern is Chairman of The Cypress Group, a private merchant bank. He was a Managing Director of Lehman Brothers from 1984 to 1994. From 1989 to 1994, Mr. Stern was also head of the Merchant Banking Group of Lehman Brothers. He was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. from 1982 to 1984. Mr. Stern is also a director of Infinity Broadcasting Corporation, R.P. Scherer Corp., Noel Group Inc. and Lear Seating Corporation.

Mr. Towbin was elected President and Chief Executive Officer of the Russian-American Enterprise Fund in January of 1994 and has taken a leave of absence from Lehman Brothers where he had been a Managing Director of the High Technology Investment Banking Group since 1987. Prior to joining Lehman Brothers, Mr. Towbin was Vice Chairman, Member of the Executive Committee and Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. from 1986 to 1987. From 1983 to 1986, Mr. Towbin was Vice Chairman, and from 1977 to 1983 he was General Partner of L.F. Rothschild, Unterberg, Towbin. From 1959 to 1977, Mr. Towbin was General Partner of C.E. Unterberg, Towbin Co. Mr. Towbin received a B.A. from Dartmouth College in 1957. Mr. Towbin is also a Director of Bradley Real Estate Trust, Columbus New Millennium Fund, Gerber Scientific, Inc., Globalstar Telecommunications Limited, the Russian-American Enterprise Fund, and several Russian Companies.

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

                     Aircraft Braking Systems Corporation

                            NAME                            AGE                                POSITION
                            ----                            ---                                --------
              Donald E. Fogelsanger                          69                               President
              Ronald E. Welsch                               60                     Executive Vice President and
                                                                                       Chief Operating Officer
              Frank P. Crampton                              51                        Vice President-Marketing
              Richard W. Johnson                             51                 Vice President-Finance and Controller

                     Engineered Fabrics Corporation

                            NAME                            AGE                                POSITION
                            ----                            ---                                --------
              Roger C. Martin                                58                               President
              Terry L. Lindsey                               50                        Vice President-Marketing
              Anthony G. McCann                              35                       Vice President-Operations
              John A. Skubina                                40                         Vice President-Finance

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

Mr. Welsch joined Aircraft Braking Systems Corporation in September 1993 as Executive Vice President. In November 1994, Mr. Welsch was named executive Vice President and Chief Operating Officer. Prior to joining Aircraft Braking Systems, Mr. Welsch was General Manager of the GE 90 Commercial Engine program at General Electric Aircraft Engines and held various positions in management, including engineering, product support, marketing, product planning and program management, over the course of 26 years. Mr. Welsch started his aviation career at Douglas Aircraft in 1958 and joined Northrop Corporation in 1961. He entered the U.S. Marine Corp Aviation following graduation from Purdue University with a bachelor's degree in mechanical engineering. Mr. Welsch also attended Massachusetts Institute of Technology-Sloan School in 1983.

Mr. Crampton was named Vice President of Marketing at Aircraft Braking Systems in March 1987. He had been Director of Business Development for Goodyear Aerospace Corporation's Wheel and Brake Division since 1985. Prior to that assignment, he was the divisional manager of Program Operations since 1983. Mr. Crampton joined Goodyear in 1967 following his graduation from the University of Akron with a bachelor's degree in electrical engineering. He became Section Manager in Commercial Sales in 1977, a product marketing manager in 1978 and Divisional Sales Manager in 1979. In August of 1982, he joined manufacturing as the manager of the manufacturing process organization. Mr. Crampton completed the executive management program at Northwestern University in 1982 and received an M.B.A. from Kent State University in 1983. He also worked for NASA at the Johnson Space Center, Houston, Texas from 1963 to 1966.

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

Mr. Martin has been President of Engineered Fabrics Corporation since 1987. From June 1984 until 1987, he was General Manager of GAC's Engineered Fabrics Division. Mr. Martin has been continuously employed by Goodyear, GAC, Loral and K & F for the past 33 years. Other positions Mr. Martin held with Goodyear include General Manager, Program Manager and a number of research positions. He holds a patent for elastomeric protective coating for metal storage reels. Mr. Martin received a B.S. and a B.Ch.E. in 1958 and 1962, respectively, from Auburn University.

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

                                                          ----------------------------------------------------
                                                                    Annual                     Long-Term
                                                                 Compensation                Compensation
- -------------------------------------------------------   -------------------------   ------------------------   ------------
                                                                                                                  All Other
                                                                                          Options       LTIP       Compen-
                                              Fiscal         Salary          Bonus        Granted     Payouts     sation(a)
            Name and Principal Position        Year           ($)              ($)          (#)         ($)          ($)
- -----------------------------------------------------------------------------------------------------------------------------
         Bernard L. Schwartz                  1995        1,779,500(b)(c)       --            --          --            --
         Chairman of the Board and Chief      1994        1,859,800(b)          --            --          --            --
         Executive Officer                    1993        1,840,650(b)          --            --          --            --
- -----------------------------------------------------------------------------------------------------------------------------
         Kenneth M. Schwartz                  1995          283,600(c)         105,000        --          --           3,565
         Chief Financial Officer - K & F      1994          176,418             37,500        --          --           3,404
         Industries, Inc.                     1993          167,809             75,000       750        10,000         3,322
- -----------------------------------------------------------------------------------------------------------------------------
         Donald E. Fogelsanger                1995          198,538            120,000        --          --          19,442
         President of Aircraft                1994          185,000             --            --          --          18,949
         Braking Systems                      1993          178,340             85,000        500       13,333        19,032
- -----------------------------------------------------------------------------------------------------------------------------
         Ronald E. Welsch (d)                 1995          162,769             78,000        --          --           3,806
         Executive Vice President and         1994           90,359              --           500         --           2,026
         Chief Operating Officer              1993            --                 --           --          --             --
         Aircraft Braking Systems
- -----------------------------------------------------------------------------------------------------------------------------
         Roger C. Martin                      1995          132,767             55,500        --          --          10,520
         President of Engineered Fabrics      1994          127,000              --           --          --          10,545
         Corporation                          1993          120,231             38,000        500        6,667        10,237
- -----------------------------------------------------------------------------------------------------------------------------



(a) Includes the following Company contributions to individual 401(k) plan accounts for fiscal years 1995, 1994 and 1993, respectively: Mr. K. Schwartz - $3,375, $3,225 and $3,152; Mr. Fogelsanger - $3,475, $2,719
        and $2,977; Mr. Welsch - $3,446 and $1,848; Mr. Martin - $3,110, $3,161
        and $2,985. Also includes the value of supplemental life insurance programs for fiscal years 1995, 1994 and 1993, respectively: Mr. K. Schwartz - $190, $179 and $170; Mr. Fogelsanger - $15,967, $16,230 and
        $16,055; Mr. Welsch - $360 and $178; Mr. Martin - $7,410, $7,384 and
        $7,252.

(b)     Comprised of amounts paid to BLS under the Advisory Agreement.

(c) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. BLS has designated that $100,000 of the aggregate advisory fee be paid to Kenneth M. Schwartz, which is included in his fiscal year 1995 salary.

(d) Information for Mr. Welsch is provided for fiscal years 1995 and 1994 because he was not employed by the Company in fiscal year 1993. In addition, compensation for fiscal year 1994 for Mr. Welsch reflects less than a full year, as his employment date was September 8, 1993.

                        OPTION GRANTS IN LAST FISCAL YEAR

    There were no grants of stock options by the Company, during fiscal year 1995, to the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES

- -------------------------------------------------------------------------------------------------------------------------
                                                                                                             Value of
                                                                                      Number of            Unexercised
                                                                                     Unexercised           In-the-Money
                                                                                     Options at             Options at
                                                                                      FY-End (#)           FY-End ($)(1)
                                                                                    -------------------------------------
                                                 Shares
                                              Acquired on          Value             Exercisable/          Exercisable/
                        Name                  Exercise (#)      Realized ($)        Unexercisable          Unexercisable
- -------------------------------------------------------------------------------------------------------------------------
          Bernard L. Schwartz                      0                 0                   0/0                    0/0

          Kenneth M. Schwartz                      0                 0                 938/562                  0/0

          Donald E. Fogelsanger                    0                 0               2,125/375                  0/0

          Ronald E. Welsch                         0                 0                   0/500                  0/0

          Roger C. Martin                          0                 0               1,125/375                  0/0
- -------------------------------------------------------------------------------------------------------------------------

(1) None of the Company's stock is currently publicly traded. All options were granted at book value computed as of the date of Acquisition.

LONG-TERM INCENTIVE PLAN AWARDS

Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction) in three equal annual installments starting on January 15th following each fiscal year-end. All nonvested amounts are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. Awards earned in fiscal year 1990 were paid in fiscal years 1991, 1992 and 1993. In accordance with the plan, the Board of Directors has authorized a $200,000 award for fiscal year 1995; individual awards have not yet been determined.

THE RETIREMENT PLAN

The Company established, effective May 1, 1989, as amended, the K & F Industries Retirement Plan for Salaried Employees (the "Company Retirement Plan"), a defined benefit pension plan. The Company has applied for a determination letter from the Internal Revenue Service that the Company Retirement Plan is a qualified plan under the Internal Revenue Code. The terms of the Company Retirement Plan are as follows: a non-contributory benefit and a contributory benefit. The cost of the former is borne by the Company; the cost of the latter is borne partly by the Company and partly by the participants. Salaried employees who have completed at least six months of service and satisfied a minimum earnings level are eligible to participate in the contributory portion of the Company Retirement Plan; salaried employees become participants in the non-contributory portion on their date of hire. The Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Plan provides an annual benefit equal to the greater of: 60% of the participant's aggregate contributions; or, average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (a) 2.4% times years of continuous service up to 10, plus, (b) 1.8% times additional years of such service up to 20, plus, (c) 1.2% times additional years of such service up to 30, plus, (d) 0.6% times all additional such service above 30 years.

Effective January 1, 1990, the Plan was amended for eligible employees of the K & F Industries and Aircraft Braking Systems to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of continuous service on and after January 1, 1990, a contributory benefit of (i) for 14 years of continuous service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, (ii) for more than 14 years of continuous service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spousal consent, in the form of an annuity with a term certain. A participant who has (a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $120,000 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

Estimated annual benefits upon retirement for the individuals named in the Summary Compensation Table, who are participants in the amended plan of K & F and Aircraft Braking Systems, are $11,455 for Mr. K. Schwartz (does not currently participate in contributory portion of plan); $94,806 for Mr. Fogelsanger; and $20,123 for Mr. Welsch. BLS does not participate in this plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65; and (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period. The Company has a similar plan at Engineered Fabrics for which Mr. Martin participates. Estimated annual benefits for Mr. Martin are $68,607 using the assumptions in (a) and (b) above.

For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

COMPENSATION OF DIRECTORS

The Board of Directors held four meetings during the fiscal year ended March 31, 1995. Nonequity members of the Board of Directors receive annual fees of $12,000 per year. Messrs. Towbin, Washkowitz and Stern (three directors designated by LBH pursuant to the Stockholders Agreement) waived any compensation for services as a director for the fiscal year ended March 31, 1995. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

ADVISORY AGREEMENT

The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own at least 135,000 shares of common stock of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has not in the past used a compensation committee to determine executive officer compensation. The payments to BLS, the Company's Chairman and Chief Executive Officer, are paid in accordance with the Advisory Agreement. All other executive compensation decisions are made by BLS in accordance with policies established in consultation with the Board of Directors.

PART IV

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the capital stock of the Company as of June 1, 1995

                                            Number of Shares    Number of Shares of   Number of Shares      Percentage
                                               of Class A            Class B            of Preferred       Ownership of
                                             Common Stock(a)    Common Stock(a)(b)        Stock(c)       Capital Stock(d)
                                            ----------------    -------------------   ----------------   ----------------
 Bernard L. Schwartz ...............            553,343(e)            --                    --                27.12%
*Lehman Brothers Merchant Banking
  Portfolio Partnership L.P ........               --                 --                 478,387(f)           23.45
*Lehman Brothers Offshore Investment
  Partnership L.P ..................               --                 --                 129,745(g)            6.36
*Lehman Brothers Offshore Investment
  Partnership - Japan L.P ..........               --                 --                  49,348(g)            2.42
*Lehman Brothers Capital Partners
  II, L.P ..........................               --                 --                 325,156(h)           15.94
 CBC Capital Partners, Inc .........                  1               --                  44,999               2.21
 Loral Corporation .................               --              458,994                  --                22.50
                                                -------            -------             ---------             ------
                                                553,344            458,994             1,027,635             100.00%
                                                =======            =======             =========             ======

*Collectively referred to as the "Lehman Investors."

(a) On February 15, 1995, the Board of Directors approved a one-for-ten reverse common stock split for all holders of Class A and Class B common stock on such date. (See Note 9 to the consolidated financial statements.)

(b) On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral, in exchange for $12.76 million in cash and 458,994 shares of Class B common stock representing 22.5% of equity. The cash portion of this transaction was funded with the proceeds from the sale of capital stock to K & F's principal stockholders for which stockholders received a total of 68,728 shares of Class A common stock and 127,636 shares of preferred stock. (See Notes 7 and 9 to the consolidated financial statements.)

(c) The preferred stock is convertible into Class A common stock on a one-for-one basis.

(d) Assumes that the preferred stock has been converted into voting common stock.

(e) BLS has granted options to officers and directors of the Company and its subsidiaries, at a per share exercise price of $40, for an aggregate of 50,500 shares of the voting common stock owned by BLS. The agreements pursuant to which such options are issued (i) provide that the option is exercisable in whole or in part at any time prior to the tenth anniversary of the date of such agreement and (ii) restrict the transfer of the option and any shares purchased upon exercise of the option. The option agreements further provide that BLS will retain all voting rights with respect to shares sold to an option holder upon exercise of an option.

(f) Lehman Brothers Merchant Banking Partners Inc. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(g) Lehman Brothers Offshore Partners Ltd. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(h) Lehman Brothers II Investment Inc. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH. The limited partnership is a fund for employees of LBH and its affiliates.

Stockholders Agreement

The Company, BLS, the Lehman Investors, CBC Capital Partners, Inc. and Loral (each, a "Stockholder") entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") dated as of September 2, 1994, which contains certain restrictions with respect to the transferability of the Company's capital stock, certain rights granted by the Company with respect to such shares and certain voting and other arrangements. The Stockholders Agreement will terminate as of such time as more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities ("Common Equivalents") then outstanding have been sold pursuant to one or more public offerings, except that the registration rights continue as to any common stock held by parties thereto as long as they own their shares, and the voting provisions contained in the Stockholders Agreement terminate on September 2, 2004.

The Stockholders Agreement provides that the Company's Board of Directors be comprised initially of 7 directors. BLS is entitled to (i) appoint a majority of the directors as long as he and his affiliates own at least 135,000 shares of common stock, (ii) three directors as long as he and his affiliates own at least 100,000 shares of common stock, and (iii) one director as long as he and his affiliates own any shares of common stock. The Lehman Investors are entitled to
(i) appoint three directors as long as they collectively own at least 100,000 Common Equivalents, (ii) a majority of the directors if (a) they own at least 135,000 shares of common stock and (b) BLS dies or becomes disabled or owns less than 135,000 shares of Common Equivalents and (c) one director as long as they own any Common Equivalents. If and for so long as Loral and its affiliates own any shares of voting common stock, at the request of Loral, the number of members of the Board of Directors shall be increased to 9, Loral shall be entitled to designate one member of the Board of Directors, and the remaining member shall be designated by the stockholder which at such time has the right to designate a majority of the Board of Directors. The Company's by-laws provide that the following corporate actions will require the vote of at least one Lehman Investor designated director including (with certain limited exceptions)
(i) mergers, consolidations or recapitalizations, (ii) issuances of capital stock or preferred stock, (iii) repurchases of and dividends on capital stock,
(iv) issuance of employee options representing more than 50,000 shares of common stock, (v) dissolution or liquidation of the Company, (vi) acquisition, sale or exchange of assets in excess of $5,000,000, (vii) the incurrence of debt or liens in excess of $10 million in the aggregate, (viii) the making of loans, investments or capital expenditures in excess of $10 million, (ix) transactions with affiliates and (x) prepayments of or amendments to any amount of financing in excess of $10 million. The Stockholders Agreement provides that the Charter and By-laws of the Company in effect on the closing date of the Acquisition may not be amended without the consent of the Lehman Investors designated director for so long as the Lehman Investors or its affiliates own at least 100,000 shares of the outstanding capital stock.

The Stockholders Agreement provides each Stockholder with a right of first refusal with respect to certain transfers of Common Stock or Common Equivalents. In addition, subject to certain limitations, if any Stockholder or group of Stockholders proposes to transfer securities representing more than 15% of the Common Equivalents, then each other Stockholder is permitted to transfer to the proposed transferee their pro rata share of Common Equivalents at the price and on the other terms of the proposed transfer.

The Stockholders Agreement provides that either BLS or the Lehman Investors (the "Put Party") may request an appraisal of the value of the capital stock of the Company (the "Appraised Value") and may notify the other party of its desire to sell all of its and its transferee's capital stock for a pro rata share of such Appraised Value. The other party may elect to purchase such capital stock, arrange for the purchase of such capital stock by a third party or notify the Put Party that it does not intend to purchase such capital stock. If such election is made such party must use its best efforts to purchase or arrange for the purchase of such capital stock. If such capital stock is not purchased within a specified period, BLS and the Lehman Investors shall cause the Company to be sold if such sale can be arranged for a price at least equal to the Appraised Value. Any sale of the Company as an entirety shall include all Stockholders and the proceeds thereof shall be allocated among the Stockholders in accordance with their stock ownership.

Stockholders of specified percentages of capital stock may demand registration rights. The Stockholders Agreement also grants the Stockholders incidental registration rights with respect to shares of capital stock held by them; provided that the Stockholders not exercising such rights have the right to purchase the shares which are the subject of such registration rights pursuant to the right of first offer provided in the Stockholders Agreement. The Stockholders Agreement contains customary terms and provisions with respect to such registration rights.

Pursuant to the Stockholders Agreement, Stockholders have certain preemptive rights, subject to certain exceptions, with respect to future issuances of shares or share equivalents of capital stock so that such Stockholders may maintain their proportional equity ownership interest in the Company.

Item 13.   Certain Relationships and Related Transactions

General

BLS owns 27.12% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman and Chief Executive Officer of Loral. Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral. (See Notes 7 and 9 to the consolidated financial statements.)

The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own at least 135,000 shares of common stock of the Company.

Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. In connection with the Senior Note offering on June 10, 1992, Lehman Brothers received underwriting discounts and commissions of $2.25 million.

During the fiscal year ended March 31, 1995, the Company invested excess cash in commercial paper with an affiliate of Lehman Brothers. Total interest received during the fiscal year ended March 31, 1995 was $19,000. The total amount of commercial paper held at March 31, 1995 was $6.0 million.

Pursuant to agreements between K & F and Loral, the parties provide services to each other and share certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral are as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral were $3.0 million, $3.0 million and $3.7 million in fiscal years 1995, 1994 and 1993, respectively. Billings to Loral were $.2 million, $1.1 million and $1.1 million in fiscal years 1995, 1994 and 1993. Purchases from Loral were $1.9 million, $4.2 million and $3.7 million in fiscal years 1995, 1994 and 1993. Included in accounts receivable and accounts payable at March 31, 1995 is $.7 million and $1.8 million. Included in accounts receivable and accounts payable at March 31, 1994 is $.6 million and $2.0 million.

Item 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K

(a) Index to Financial Statements:

                                                                                                                 Page
                                                                                                                 ----
K & F Industries, Inc. - Consolidated Financial Statements:

         Independent Auditors' Report                                                                             F-1

         Consolidated Balance Sheets as of March 31, 1995 and 1994                                                F-2

         Consolidated Statements of Operations for the Years Ended
            March 31, 1995, 1994 and 1993                                                                         F-3

         Consolidated Statements of Stockholders' Equity (Deficiency)
            for the Years Ended March 31, 1995, 1994 and 1993                                                     F-4

         Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1995, 1994 and 1993                                                                         F-5

         Notes to Consolidated Financial Statements                                                               F-6

All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.08 through 10.13 and exhibits 10.17 and 10.18 are management contracts or compensation plans.

(b) No reports on Form 8-K were filed for the three months ended March 31, 1995.

     Exhibits: See exhibit index below.

(c)  Exhibits

      2.01 - Agreement for Sale and Purchase of Assets dated March 26, 1989 between Loral Corporation and the Registrant (1)

      3.01    - Amended and Restated Certificate of Incorporation of the
                Registrant

      3.02    - Amended and Restated By-Laws of the Registrant (6)

      4.01    - Indenture for the 13 3/4% Senior Subordinated Debentures due
                2001 (1)

      4.02 - Indenture for the 14 3/4% Subordinated Convertible Debentures Due 2004 (1)

      4.03 - First Supplemental Indenture dated as of July 22, 1991, to Convertible Debenture Indenture (4)

      4.04 - Form of Indenture dated as of June 10, 1992 for the 11 7/8% Senior Secured Notes Due 2003 (5)

      4.05    - Form of 11 7/8% Senior Secured Notes due 2003 (5)

      4.06 - Form of Second Supplemental Indenture dated as of June 10, 1992, to Convertible Debenture Indenture (5)

      9.01 - Stockholders Agreement dated April 27, 1989 among the Registrant, Lehman Brothers Holdings Inc. ("LBH") and Bernard L. Schwartz ("BLS") (1)

     10.01    - Credit Agreement dated as of April 27, 1989 among the
                Registrant, Chemical Banking Corporation, as Agent and the Banks named therein (1)

     10.02    - Revolving Credit Agreement dated as of April 27, 1989, among
                Aircraft Braking Systems Corporation, Engineered Fabrics Corporation, the Agent and the Banks (1)

     10.03    - Securities Purchase Agreement dated as of April 27, 1989, among the Registrant, BLS and LBH (1)

     10.04    - Assumption Agreement dated as of April 27, 1989 (1)

     10.07    - Shared Services Agreement dated April 27, 1989, among Loral, the Registrant, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (1)

     10.08    - Director Advisory Agreement dated as of April 27, 1989, among the Registrant and BLS (1)

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

     10.17    - K & F Industries, Inc. 1989 Stock Option Plan (2)

     10.18    - K & F Industries, Inc. Executive Deferred Bonus Plan (2)

     10.19    - Amendment to the Credit Agreement dated as of June 26, 1991 (3)

     10.21    - Securities Purchase Agreement dated as of July 22, 1991, among the Registrant, BLS and the Lehman Investors (4)

     10.24    - Securities Purchase Agreement among K & F Industries, Inc.,
                BLS and the Lehman Brothers Partnerships dated, September 2, 1994 (6)

     10.25    - Amended and Restated Stockholders Agreement dated as of
                September 2, 1994, By and Among K & F Industries, Inc., BLS, the Lehman Brothers Partnerships, CBC Capital Partners, Inc. and Loral Corporation (6)

     10.26    - Agreement dated as of September 2, 1994, between K & F
                Industries, Inc. and Loral Corporation (6)

     10.27    - Form of Amended and Restated Revolving Credit Agreement dated as of June 10, 1992, among Chemical Bank, the Banks named therein, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (5)

     10.28    - Waiver and Consent dated as of August 26, 1994 (6)

     10.29    - Amendment of Stockholders Agreement dated November 8, 1994 (6)

     10.30    - Securities Conversion Agreement among K & F Industries, Inc.
                and the Converting Stockholders, dated November 8, 1994 (6)

     10.31    - First Amendment, dated April 6, 1995 to the Amended and
                Restated Revolving Credit Agreement

     12.01    - Statement of computations of ratio of earnings to fixed
                charges (5)

     12.02    - Statement of computation of pro forma deficiency ratio of earnings to fixed charges (5)

     21.01    - Subsidiaries of the Registrant (1)

     24.01    - Powers of Attorney

     27.01    - Financial Data Schedule

- -------------------------

(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035.

(2) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

(3) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

(4) Previously filed, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

(5) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

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

    K & F INDUSTRIES, INC.

    By:  /s/ KENNETH M. SCHWARTZ
         ---------------------------------
             Kenneth M. Schwartz
             Chief Financial Officer

             Date:   June 28, 1995
                     ---------------------

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                 Title                                  Date
     ---------                                 -----                                  ----
             *                         Chairman of the Board, Chief             June 28, 1995
- -------------------------                Executive Officer and Director
 Bernard L. Schwartz                     (principal executive officer)

 /s/  KENNETH M. SCHWARTZ              Chief Financial Officer (principal       June 28, 1995
- -------------------------                financial and accounting officer)
 Kenneth M. Schwartz

             *                         Director                                 June 28, 1995
- -------------------------
 Herbert R. Brinberg

             *                         Director                                 June 28, 1995
- -------------------------
 Ronald H. Kisner

             *                         Director                                 June 28, 1995
- -------------------------
 John R. Paddock

             *                         Director                                 June 28, 1995
- -------------------------
 James A. Stern

             *                         Director                                 June 28, 1995
- -------------------------
 A. Robert Towbin

             *                         Director                                 June 28, 1995
- -------------------------
 Alan H. Washkowitz

*By:  /s/ KENNETH M. SCHWARTZ                                                   June 28, 1995
      --------------------------
      Kenneth M. Schwartz
      Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE LLP
New York, New York
May 19, 1995

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,
                                                                        --------------------------------
                                                                            1995                1994
                                                                       -------------       -------------
                                     ASSETS
 Current Assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .     $   8,493,000       $   4,327,000
  Accounts receivable, net   . . . . . . . . . . . . . . . . . . .        33,548,000          32,783,000
  Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,767,000          67,613,000
  Other current assets   . . . . . . . . . . . . . . . . . . . . .         1,106,000           1,196,000
                                                                       -------------       -------------
      Total current assets . . . . . . . . . . . . . . . . . . . .       104,914,000         105,919,000
                                                                       -------------       -------------

 Property, Plant and Equipment - Net . . . . . . . . . . . . . . .        63,132,000          68,740,000
 Deferred Charges - Net of amortization of $10,708,000 and
  $8,328,000   . . . . . . . . . . . . . . . . . . . . . . . . . .        26,508,000          28,050,000
 Cost in Excess of Net Assets Acquired - Net of amortization of
  $36,148,000 and $30,036,000  . . . . . . . . . . . . . . . . . .       208,228,000         214,340,000
 Intangible Assets - Net of amortization of $20,645,000 and
  $17,244,000  . . . . . . . . . . . . . . . . . . . . . . . . . .        26,292,000          29,831,000
                                                                       -------------       -------------
 Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 429,074,000       $ 446,880,000
                                                                       =============       =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current Liabilities:
  Accounts payable   . . . . . . . . . . . . . . . . . . . . . . .        10,345,000       $   9,028,000
  Interest payable   . . . . . . . . . . . . . . . . . . . . . . .         8,771,000           8,818,000
  Other current liabilities  . . . . . . . . . . . . . . . . . . .        37,773,000          34,982,000
                                                                       -------------       -------------
      Total current liabilities  . . . . . . . . . . . . . . . . .        56,889,000          52,828,000
                                                                       -------------       -------------

 Postretirement Benefit Obligation Other Than Pensions . . . . . .        77,717,000          80,150,000

 Other Long-Term Liabilities . . . . . . . . . . . . . . . . . . .        19,216,000          22,836,000

 Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .       310,000,000         381,421,000

 Commitments and Contingencies
  (Notes 12 and 13)

 Stockholders' Deficiency:
  Preferred stock, $.01 par value - authorized, 1,050,000 and
   900,000 shares; issued and outstanding, 1,027,635 and
   899,999 shares (liquidation preference of $60,110,000
   and $76,154,000)  . . . . . . . . . . . . . . . . . . . . . . .            10,000               9,000
  Common stock, Class B, $.01 par value - authorized, 460,000 shares; issued and outstanding, 458,994 shares (liquidation
   preference of $26,848,000)  . . . . . . . . . . . . . . . . . .             5,000                --
  Common stock, Class A, $.01 par value - authorized, 2,100,000 and 535,000 shares; issued and outstanding, 553,344 and
   484,616 shares  . . . . . . . . . . . . . . . . . . . . . . . .             6,000               5,000
  Additional paid-in capital   . . . . . . . . . . . . . . . . . .       155,350,000          89,986,000
  Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (182,643,000)       (172,470,000)
  Adjustment to equity for minimum pension liability   . . . . . .        (7,192,000)         (7,467,000)
  Cumulative translation adjustment  . . . . . . . . . . . . . . .          (284,000)           (418,000)
                                                                       -------------       -------------
      Total stockholders' deficiency . . . . . . . . . . . . . . .       (34,748,000)        (90,355,000)
                                                                       -------------       -------------

 Total Liabilities and Stockholders' Deficiency  . . . . . . . . .     $ 429,074,000       $ 446,880,000
                                                                       =============       =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Years Ended March 31,
                                                               ----------------------------------------------------
                                                                  1995                1994                 1993
                                                                  ----                ----                 ----
 Net sales . . . . . . . . . . . . . . . . . . . . . . .       $238,756,000       $226,131,000         $277,107,000

 Cost of sales . . . . . . . . . . . . . . . . . . . . .        164,697,000        159,751,000          199,002,000

 Independent research and development  . . . . . . . . .          8,363,000         12,858,000           11,417,000

 Selling, general and administrative expenses  . . . . .         19,208,000         22,421,000           24,154,000

 Amortization  . . . . . . . . . . . . . . . . . . . . .         10,411,000         10,884,000           10,258,000
                                                               ------------       ------------         ------------

 Operating income  . . . . . . . . . . . . . . . . . . .         36,077,000         20,217,000           32,276,000

 Interest expense, net of interest income of $374,000,
  $96,000 and $108,000   . . . . . . . . . . . . . . . .         46,250,000         51,953,000           53,486,000
                                                               ------------       ------------         ------------
 Loss before extraordinary charge and cumulative effect
  of changes in accounting principles  . . . . . . . . .        (10,173,000)       (31,736,000)         (21,210,000)

 Extraordinary charge from early extinguishment
  of debt    . . . . . . . . . . . . . . . . . . . . . .             --               --                 (2,477,000)

 Cumulative effect of change in method of accounting
  for the discounting of certain liabilities   . . . . .             --             (2,305,000)            --

 Cumulative effect of change in method of accounting
  for postretirement benefits other than pensions  . . .             --               --                (77,902,000)

 Cumulative effect of change in method of accounting
  for certain overhead costs in inventory  . . . . . . .             --               --                  4,362,000
                                                               ------------       ------------         ------------

 Net loss  . . . . . . . . . . . . . . . . . . . . . . .       $(10,173,000)      $(34,041,000)        $(97,227,000)
                                                               ============       ============         ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993


                                                         Class B                 Class A
                              Preferred Stock          Common Stock            Common Stock
                              ---------------          ------------            ------------
                              Shares                 Shares                Shares
                              Issued      Amount     Issued     Amount     Issued     Amount
                            ---------    -------     -------    ------     -------    ------
 Balance, April 1, 1992. .    899,999     $9,000          --    $   --     484,616    $5,000

  Net loss . . . . . . . .

  Pension adjustment . . .

  Cumulative translation
    adjustment . . . . . .
                            ---------    -------     -------    ------     -------    ------

 Balance, March 31, 1993 .    899,999      9,000          --        --     484,616     5,000

  Net loss . . . . . . . .

  Pension adjustment . . .

  Cumulative translation
    adjustment   . . . . .
                            ---------    -------     -------    ------     -------    ------

 Balance, March 31, 1994 .    899,999      9,000          --        --     484,616     5,000

  Net loss . . . . . . . .

  Conversion of
    subordinated
    convertible
    debentures . . . . . .                           458,994     5,000

  Issuance of preferred
    stock  . . . . . . . .    127,636      1,000

  Issuance of common
    stock  . . . . . . . .                                                  68,728      1000

  Pension adjustment . . .

  Cumulative translation
    adjustment   . . . . .
                            ---------    -------     -------    ------     -------    ------

 Balance, March 31, 1995 .  1,027,635    $10,000     458,994    $5,000     553,344    $6,000
                            =========    =======     =======    ======     =======    ======



                                                                                Adjustment
                                                                                to Equity
                                                                                   for
                               Additional                         Minimum       Cumulative
                                Paid-in                           Pension       Translation
                                Capital           Deficit        Liability      Adjustment
                              ------------    --------------    ------------    ----------
 Balance, April 1, 1992  .      $89,986,00     $(41,202,000)      $(467,000)    $      --

  Net loss . . . . . . . .                      (97,227,000)

  Pension adjustment . . .                                       (2,585,000)

  Cumulative translation
    adjustment   . . . . .                                                       (387,000)
                              ------------    --------------    ------------    ----------

 Balance, March 31, 1993        89,986,000     (138,429,000)     (3,052,000)     (387,000)

  Net loss . . . . . . . .                      (34,041,000)

  Pension adjustment . . .                                       (4,415,000)

  Cumulative translation
    adjustment . . . . . .                                                        (31,000)
                              ------------    --------------    ------------    ----------

 Balance, March 31, 1994        89,986,000     (172,470,000)     (7,467,000)     (418,000)

  Net loss . . . . . . . .                      (10,173,000)

  Conversion of
    subordinated
    convertible
    debentures . . . . . .      52,602,000

  Issuance of preferred
    stock  . . . . . . . .      10,799,000

  Issuance of common
    stock  . . . . . . . .       1,963,000

  Pension adjustment . . .                                          275,000

  Cumulative translation
    adjustment . . . . . .                                                         134,000
                              ------------    --------------    ------------    ----------

 Balance, March 31, 1995      $155,350,000    $(182,643,000)    $(7,192,000)    $(284,000)
                              ============    ==============    ============    ==========




                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended March 31,
                                                                   ------------------------------------------------
                                                                        1995              1994              1993
                                                                        ----              ----              ----
 Cash Flows From Operating Activities:
  Net loss   . . . . . . . . . . . . . . . . . . . . . . . . .     $(10,173,000)     $(34,041,000)     $(97,227,000)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Cumulative effect of change in accounting for:
      Discounting certain liabilities  . . . . . . . . . . . .           --             2,305,000            --
      Postretirement benefits other than pensions  . . . . . .           --                --            77,902,000
      Certain overhead costs in inventory    . . . . . . . . .           --                --            (4,362,000)
    Depreciation   . . . . . . . . . . . . . . . . . . . . . .        8,432,000         9,643,000         9,604,000
    Amortization   . . . . . . . . . . . . . . . . . . . . . .       10,411,000        10,884,000        10,258,000
    Non-cash interest expense-convertible debentures   . . . .        3,950,000         8,443,000         7,282,000
    Non-cash interest expense-amortization of deferred
      financing charges  . . . . . . . . . . . . . . . . . . .        1,482,000         1,480,000         1,507,000
    Provision for losses on accounts receivable  . . . . . . .           63,000           450,000           190,000
    Extraordinary charge from early extinguishment
      of debt  . . . . . . . . . . . . . . . . . . . . . . . .           --                --             2,477,000
    Changes in assets and liabilities:
      Accounts receivable    . . . . . . . . . . . . . . . . .         (767,000)       16,797,000         5,110,000
      Inventory  . . . . . . . . . . . . . . . . . . . . . . .        5,919,000         9,638,000        12,038,000
      Other current assets   . . . . . . . . . . . . . . . . .           90,000          (137,000)         (262,000)
      Accounts payable   . . . . . . . . . . . . . . . . . . .        1,317,000        (5,298,000)        1,141,000
      Interest payable   . . . . . . . . . . . . . . . . . . .          (47,000)         (438,000)        3,552,000
      Other current liabilities  . . . . . . . . . . . . . . .        2,791,000        (2,692,000)        4,567,000
      Postretirement benefit obligation other
        than pensions    . . . . . . . . . . . . . . . . . . .       (2,433,000)       (4,090,000)        6,338,000
      Other long-term liabilities  . . . . . . . . . . . . . .       (3,682,000)       (3,981,000)       (1,289,000)
      Deferred charges - financing costs   . . . . . . . . . .           --                 --           (3,256,000)
                                                                    -----------       -----------       -----------
      Net cash provided by operating activities  . . . . . . .       17,353,000         8,963,000        35,570,000
                                                                    -----------       -----------       -----------

 Cash Flows From Investing Activities:
      Capital expenditures   . . . . . . . . . . . . . . . . .       (2,824,000)       (3,127,000)       (4,670,000)
      Deferred charges     . . . . . . . . . . . . . . . . . .         (363,000)           74,000           258,000
                                                                    -----------       -----------       -----------
        Net cash used in investing activities . . . . . . . .        (3,187,000)       (3,053,000)       (4,412,000)
                                                                    -----------       -----------       -----------
 Cash Flows From Financing Activities:
    Payments of senior revolving loan  . . . . . . . . . . . .      (20,000,000)      (43,500,000)      (81,000,000)
    Borrowings under senior revolving loan   . . . . . . . . .       10,000,000        37,000,000        47,000,000
    Payment of convertible debentures  . . . . . . . . . . . .      (12,764,000)           --                --
    Proceeds from issuance of common and preferred stocks  . .       12,764,000            --                --
    Proceeds from sale and leaseback transaction   . . . . . .          --              1,996,000            --
    Payments of senior term loan   . . . . . . . . . . . . . .          --                 --           (95,875,000)
    Proceeds from issuance of senior secured notes   . . . . .          --                 --           100,000,000
                                                                    -----------       -----------       -----------

         Net cash used by financing activities   . . . . . . .      (10,000,000)       (4,504,000)      (29,875,000)
                                                                    -----------       -----------       -----------

 Net increase in cash and cash equivalents . . . . . . . . . .        4,166,000         1,406,000         1,283,000

 Cash and cash equivalents, beginning of year  . . . . . . . .        4,327,000         2,921,000         1,638,000
                                                                    -----------       -----------       -----------

 Cash and cash equivalents, end of year  . . . . . . . . . . .      $ 8,493,000      $  4,327,000      $  2,921,000
                                                                    ===========      ============      ============

 Supplemental Information:
     Interest paid during the year   . . . . . . . . . . . . .      $41,239,000      $ 42,564,000      $ 41,253,000
                                                                    ===========      ============      ============

 Supplemental disclosure of non-cash financing activities:
  See Notes 7 and 9 for a discussion of non-cash financing activities.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between these entities have been eliminated.

        Cash and Cash Equivalents - Cash and cash equivalents consist of cash, commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

        Revenue and Expense Recognition - Sales are recorded as units are shipped. The Company customarily sells original wheel and brake equipment below cost as an investment in a new airframe which is expected to be recovered through the subsequent sale of replacement parts. These commercial investments (losses) are recognized when original equipment is shipped. Losses on U.S. Government contracts are immediately recognized in full when determinable.

        Inventory - Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year. During fiscal year 1993, the Company changed its method of accounting for certain overhead costs. (See Note 4.)

        Property, Plant and Equipment - Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 8 to 40 years; machinery, equipment, furniture and fixtures - 3 to 25 years; leasehold improvements - over the life of the applicable lease or 10 years, whichever is shorter.

        Deferred Charges - Deferred charges consist primarily of financing costs ($9.7 million and $11.2 million, which is net of amortization (non-cash interest expense) of $5.4 million and $3.9 million in fiscal years 1995 and 1994, respectively), and program participation costs ($15.4 and $16.3 million, which is net of amortization of $1.0 million and $.2 million, in fiscal years 1995 and 1994, respectively) paid in connection with the sole-source award of wheels, brakes and anti-skid equipment on the McDonnell Douglas Corporation's MD-90 twin-jet program. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over periods of 8 to 12 years.

        Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is being amortized on the straight-line method over a period of 40 years.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

        Intangible Assets - Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 5 to 30 years.

        Evaluation of Long-Lived Assets - Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets in fiscal years 1995, 1994 and 1993 resulting from the Company's evaluations.

        Warranty - Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

        Business and Credit Concentrations - The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The United States Government accounted for approximately 14%, 15% and 23% of total sales for the fiscal years ended March 31, 1995, 1994 and 1993, respectively. No other single customer accounted for 10% or more of consolidated revenues for the fiscal years then ended, and there were no significant accounts receivable from a single customer, except the United States Government, at March 31, 1995.

        Accounting and Reporting Changes - Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires that the costs of benefits provided to employees after employment but before retirement be recognized in the financial statements on an accrual basis. The adoption of SFAS No. 112 did not have a material effect on the Company's financial position or results of operations.

        Effective April 1, 1993, the Company changed its method of accounting for the discounting of liabilities for workers' compensation losses, to use a risk-free rate rather than its incremental borrowing rate. The cumulative effect for periods prior to April 1, 1993, of this change amounted to $2,305,000, and is included as an increase to the net loss for the fiscal year ended March 31, 1994. The effect of the change on the results of operations for the fiscal years ended March 31, 1994 and 1993 (pro forma) were not material.

        Effective April 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." (See Note 14.)

        Effective April 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." (See Note 11.)

        Accounting Pronouncement - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This new standard is effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating the impact, if any, of SFAS No. 121.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

3.      ACCOUNTS RECEIVABLE

                                                                                    March 31,
                                                                         -------------------------------
                                                                            1995                1994
                                                                            ----                ----
         Accounts receivable, principally from commercial
           customers   . . . . . . . . . . . . . . . . . . . . . .       $30,036,000         $29,099,000

         Accounts receivable on U.S. Government and other
           long-term contracts   . . . . . . . . . . . . . . . . .         3,871,000           4,379,000

         Allowances  . . . . . . . . . . . . . . . . . . . . . . .          (359,000)           (695,000)
                                                                         -----------         -----------
                  Total  . . . . . . . . . . . . . . . . . . . . .       $33,548,000         $32,783,000
                                                                         ===========         ===========

4.      INVENTORY

                                                                                    March 31,
                                                                         -------------------------------
                                                                            1995                1994
                                                                            ----                ----
         Raw materials and work-in-process   . . . . . . . . . . .       $35,819,000         $42,375,000

         Finished goods  . . . . . . . . . . . . . . . . . . . . .        15,500,000          15,821,000

         Inventoried costs related to U.S.
           Government and other long-term contracts  . . . . . . .        11,072,000           9,823,000
                                                                         -----------         -----------
                                                                          62,391,000          68,019,000

         Less: unliquidated progress payments received,
           principally related to long-term government
           contracts   . . . . . . . . . . . . . . . . . . . . . .           624,000             406,000
                                                                         -----------         -----------
                  Total  . . . . . . . . . . . . . . . . . . . . .       $61,767,000         $67,613,000
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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

5.      PROPERTY, PLANT AND EQUIPMENT

                                                                                    March 31,
                                                                         -------------------------------
                                                                            1995                1994
                                                                            ----                ----
         Land  . . . . . . . . . . . . . . . . . . . . . . . . . .      $    661,000        $    662,000
         Buildings and improvements  . . . . . . . . . . . . . . .        27,232,000          27,113,000
         Machinery, equipment, furniture and fixtures  . . . . . .        86,813,000          84,107,000
                                                                        ------------        ------------
                  Total  . . . . . . . . . . . . . . . . . . . . .       114,706,000         111,882,000

         Less: accumulated depreciation and amortization   . . . .        51,574,000          43,142,000
                                                                        ------------        ------------
                  Total  . . . . . . . . . . . . . . . . . . . . .      $ 63,132,000        $ 68,740,000
                                                                        ============        ============

         During the fiscal year ended March 31, 1994, the Company sold and leased back assets with a net book value of $1,006,000.

6.      OTHER CURRENT LIABILITIES

                                                                                    March 31,
                                                                         -------------------------------
                                                                            1995                1994
                                                                            ----                ----
         Accrued payroll costs   . . . . . . . . . . . . . . . . .       $13,149,000         $11,687,000
         Accrued taxes   . . . . . . . . . . . . . . . . . . . . .         6,978,000           7,094,000
         Accrued costs on long-term contracts  . . . . . . . . . .         6,477,000           4,183,000
         Accrued warranty costs  . . . . . . . . . . . . . . . . .         5,248,000           4,502,000
         Postretirement benefit obligation other than pensions . .         2,000,000           2,000,000
         Other   . . . . . . . . . . . . . . . . . . . . . . . . .         3,921,000           5,516,000
                                                                         -----------         -----------

                  Total  . . . . . . . . . . . . . . . . . . . . .       $37,773,000         $34,982,000
                                                                         ===========         ===========

7.      LONG-TERM DEBT

                                                                                    March 31,
                                                                     -----------------------------------
                                                                            1995                1994
                                                                            ----                ----
         Senior revolving loan (a)   . . . . . . . . . . . . . . .   $       --            $  10,000,000
         11 7/8% Senior Secured Notes due 2003 (b)   . . . . . . .       100,000,000         100,000,000
         13 3/4% Senior Subordinated Debentures due 2001 (c)   . .       210,000,000         210,000,000
         14 3/4% Convertible Debentures due 2004 (d)   . . . . . .           --               61,421,000
                                                                     ---------------       -------------
                  Total  . . . . . . . . . . . . . . . . . . . . .   $   310,000,000       $ 381,421,000
                                                                     ===============       =============


(a) Credit Agreements - On April 27, 1989, the Company entered into senior term loan and senior revolving loan credit agreements (collectively referred to as the "Credit Agreement") with a syndicate of banks. On June 10, 1992, the Company issued $100 million aggregate principal amount of 11 7/8% Senior Secured Notes due 2003 (the "Senior Notes"). The net proceeds from the Senior Notes were used to prepay the senior term loan in full and reduce the outstanding amount of the senior revolving loan. The Company recorded an extraordinary charge of $2,477,000 relating to the accelerated amortization of unamortized financing costs associated with the prepayment of the senior term loan in fiscal year 1993.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

        In connection with the Senior Note offering, the original senior revolving loan credit agreement was amended and restated pursuant to an Amended and Restated Revolving Credit Agreement (the "Restated Revolving Credit Agreement"). The Restated Revolving Credit Agreement provides for revolving loans (the "Revolving Loan") in an aggregate principal amount not to exceed $70 million (subject to a borrowing base of a portion of eligible accounts receivable and inventory). The Company's obligation under the Revolving Loan is secured by a first priority lien on all accounts receivable and inventory of the Subsidiaries. All borrowings under the Revolving Loan will mature on April 27, 1997.

        Borrowings under the Revolving Loan bear interest at floating rates. At March 31, 1995, had there been any borrowings under the Revolving Loan, the rate would have been 8.44%. At March 31, 1994, the interest rate on borrowings under the Revolving Loan was 5.81%. As part of the total commitment, the Restated Revolving Credit Agreement provides for the issuance of letters of credit not to exceed $11 million. As of March 31, 1995 and 1994, the Company had outstanding letters of credit of $7.4 million and $7.5 million, respectively. At March 31, 1995 and 1994, the Company had $53.6 million and $45.7 million, respectively, available under the Revolving Loan.

        The Restated Revolving Credit Agreement contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, dividend payments and other distributions from the subsidiaries to K & F and contains financial ratio requirements including cash interest coverage and consolidated net worth. The Company was in compliance with all covenants at March 31, 1995.

(b) 11 7/8% Senior Secured Notes - On June 10, 1992, the Company issued $100 million of 11 7/8% Senior Secured Notes which mature on December 1, 2003. The Senior Notes are not subject to a sinking fund. The Senior Notes may not be redeemed prior to June 1, 1997. On and after June 1, 1997, the Company may redeem the Senior Notes at descending premiums ranging from 5.28% in June 1997 to no premium after June 2001.

(c) 13 3/4% Senior Subordinated Debentures - On August 10, 1989, the Company issued $210 million of 13 3/4% Senior Subordinated Debentures which mature on August 1, 2001 (the "Subordinated Debentures"). The Company is required to make sinking fund payments of $52.5 million plus accrued interest on each of August 1, 1999 and August 1, 2000. The Company may, at its option, receive credit against sinking fund payments for the principal amount of Subordinated Debentures acquired by the Company. As of August 1, 1994, the Company may redeem the Subordinated Debentures at descending premiums ranging from 5% in August 1994 to no premium after August 1998.

(d) 14 3/4% Convertible Debentures - On September 2, 1994, K & F retired the $65.4 million principal amount of 14 3/4% Convertible Debentures held by Loral Corporation. (See Note 9.)

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of all financial instruments reported on the balance sheet at March 31, 1995 and 1994 approximate their fair value, except as discussed below.

         The fair value of the Company's total debt (excluding the Convertible Debentures in fiscal year 1994, which were retired in fiscal year 1995) based on quoted market prices or on current rates for similar debt with the same maturities, was approximately $306 million and $297 million at March 31, 1995 and 1994, respectively.

9.       CAPITAL STOCK

         a. On February 15, 1995, the Board of Directors approved a one-for-ten reverse common stock split for all holders of Class A and Class B common stock on such date. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the financial statements to number of shares and stock option data have been restated.

         b. On September 2, 1994, K & F retired the $65.4 million principal amount of 14 3/4% Subordinated Convertible Debentures held by Loral Corporation, in exchange for $12.76 million in cash and 458,994 shares of Class B common stock representing 22.5% of equity. The cash portion of this transaction was funded with the proceeds from the sale of capital stock to K & F's principal stockholders for which stockholders received a total of 68,728 shares of Class A common stock and 127,636 shares of preferred stock. As a result, K & F's stockholders' equity was increased by $65.4 million and long-term debt was reduced by an equal amount, resulting in no gain or loss on the transaction.

         c. The preferred stock is convertible into Class A voting common stock on a one-for-one basis. The preferred stock and Class B common stock are entitled to vote on all matters on which the Class A common stock will vote and are entitled to one vote per share.

         d. In November 1989, the Company adopted the 1989 Stock Option Plan, which provides for the grant of nonqualified or incentive stock options to acquire 50,000 authorized but unissued shares of Class A common stock. The options are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and shall remain exercisable until the expiration of the option, 10 years from the date of the grant, at an exercise price of $84.60.

                 Stock option activity is summarized as follows:

                                                                         Years Ended March 31,
                                                                -------------------------------------------
                                                                  1995             1994              1993
                                                                  ----             ----              ----
                 Outstanding at beginning of year  . . .         12,000           13,750             11,600
                 Granted   . . . . . . . . . . . . . . .           --                500              2,750
                 Cancelled   . . . . . . . . . . . . . .           (500)          (2,250)              (600)
                                                                 ------           ------             ------
                 Outstanding at end of year  . . . . . .         11,500           12,000             13,750
                                                                 ======           ======             ======
                 Exercisable options outstanding   . . .          8,938            6,563              5,500
                                                                 ======           ======             ======
                 Available for future grants   . . . . .         38,500           38,000             36,250
                                                                 ======           ======             ======

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

10.     EMPLOYEE BENEFIT PLANS

        The Company provides pension benefits to substantially all employees through two pension plans (hourly and salaried). The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions.

        Net pension cost included the following:

                                                                           Years Ended March 31,
                                                             ----------------------------------------------
                                                                1995             1994              1993
                                                                ----             ----              ----
         Service cost-benefits earned during the
           period  . . . . . . . . . . . . . . . . . . .    $ 1,590,000      $ 1,361,000        $ 1,407,000
         Interest cost on projected benefit
           obligation    . . . . . . . . . . . . . . . .      4,224,000        4,033,000          3,632,000
         Actual loss (return) on plan assets   . . . . .        954,000       (3,683,000)        (2,960,000)
         Net amortization and deferral   . . . . . . . .     (3,869,000)         809,000            315,000
                                                            -----------      -----------        -----------
            Net pension cost . . . . . . . . . . . . . .    $ 2,899,000      $ 2,520,000        $ 2,394,000
                                                            ===========      ===========        ===========

         The table below sets forth the funded status of the plans as follows:

                                                                                  March 31,
                                                                         -------------------------------
                                                                            1995                1994
                                                                            ----                ----
         Actuarial present value of benefit obligation:
           Vested benefit obligation   . . . . . . . . . . . . . .       $51,770,000         $53,088,000
                                                                         ===========         ===========

           Accumulated benefit obligation  . . . . . . . . . . . .       $52,189,000         $53,535,000
           Effect of projected future salary increases   . . . . .           860,000           1,053,000
                                                                         -----------         -----------
           Projected benefit obligation  . . . . . . . . . . . . .        53,049,000          54,588,000
         Plan assets at fair market value  . . . . . . . . . . . .        42,626,000          40,347,000
                                                                         -----------         -----------

         Unfunded projected benefit obligation   . . . . . . . . .        10,423,000          14,241,000
         Unrecognized prior service cost   . . . . . . . . . . . .        (2,389,000)         (2,786,000)
         Unrecognized net loss   . . . . . . . . . . . . . . . . .        (7,761,000)         (7,971,000)
         Adjustment for minimum liability  . . . . . . . . . . . .         9,290,000           9,704,000
                                                                         -----------         -----------
         Accrued pension cost recognized in the
           consolidated balance sheet  . . . . . . . . . . . . . .       $ 9,563,000         $13,188,000
                                                                         ===========         ===========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

        Statement of Financial Accounting Standards No. 87 requires recognition in the balance sheet of an additional minimum pension liability for underfunded plans with accumulated benefit obligations in excess of plan assets. A corresponding amount is recognized as an intangible asset or a reduction of equity. At March 31, 1995, the Company's additional minimum liability was $9,290,000 with a corresponding equity reduction of $7,192,000 and intangible asset of $2,098,000. At March 31, 1994, the Company's additional minimum liability was $9,704,000 with a corresponding equity reduction of $7,467,000 and intangible asset of $2,237,000.

        Investments held by the Company's pension plans consist primarily of Fortune 500 equity securities and investment grade fixed income securities.

        The assumptions used in accounting for the plans are as follows:

                                                                              Years Ended March 31,
                                                                       -----------------------------------
                                                                       1995            1994         1993
                                                                       ----            ----         ----
         Discount rate   . . . . . . . . . . . . . . . . . . .         8.50%          7.75%          9.00%
         Rate of increase in compensation levels   . . . . . .         4.50           4.50           5.50
         Expected long-term rate of return on assets   . . . .         9.50           9.50           9.50


        Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). Under one of these plans, the Company matches 45% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after five years of service. The matching contributions were $532,000, $568,000 and $582,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

11.     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company provides postretirement health care and life insurance benefits for all eligible employees and their dependents active at April 27, 1989 and thereafter, and postretirement life insurance benefits for retirees prior to April 27, 1989. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements of the Company's pension plans. The health care plans are generally contributory and the life insurance plans are generally noncontributory. These costs were previously recognized as claims were paid. Effective April 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of these benefits during an employee's service period. The Company elected to record the transition obligation of $77,902,000 as a one-time charge against earnings.

        During the first quarter of fiscal year 1994, the Company adopted various plan amendments which had the effect of reducing the accumulated postretirement benefit obligation. This reduction is being amortized as prior service cost over the average remaining years of service to full eligibility of active plan participants.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

         Net periodic postretirement benefit cost included the following components:

                                                                                   Years Ended March 31,
                                                                       ---------------------------------------
                                                                          1995           1994          1993
                                                                          ----           ----          ----
           Service cost-benefits attributed to service during the
             period  . . . . . . . . . . . . . . . . . . . . . . .    $   400,000    $   458,000    $2,287,000
           Interest cost on accumulated postretirement benefit
             obligation  . . . . . . . . . . . . . . . . . . . . .      3,543,000      2,749,000     7,100,000
           Net amortization and deferral . . . . . . . . . . . . .     (3,732,000)    (4,677,000)         --
                                                                      -----------    -----------    ----------

           Net periodic postretirement benefit cost  . . . . . . .    $   211,000    $(1,470,000)   $9,387,000
                                                                      ===========    ===========    ==========

        A portion of the net postretiretirement benefit cost is capitalized in inventory at year end. The net periodic postretirement benefit cost charged to operations was $(83,000), $443,000 and $7,768,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

        Presented below are the total obligations and amounts recognized in the Company's consolidated balance sheets, inclusive of the current portion:

                                                                                         March 31,
                                                                                ---------------------------
                                                                                  1995              1994
         Accumulated postretirement benefit obligation:
              Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 28,066,000      $23,989,000
              Fully eligible active plan participants . . . . . . . . . . .      2,983,000        2,159,000
              Other active plan participants. . . . . . . . . . . . . . . .     12,653,000       11,882,000
                                                                              ------------      -----------
         Total accumulated postretirement benefit obligation. . . . . . . .     43,702,000       38,030,000
         Unrecognized net loss  . . . . . . . . . . . . . . . . . . . . . .    (10,843,000)      (7,416,000)
         Unrecognized prior service cost related to plan amendments . . . .     46,858,000       51,536,000
                                                                              ------------      -----------
         Accrued postretirement benefit costs . . . . . . . . . . . . . . .   $ 79,717,000      $82,150,000
                                                                              ============      ===========

        The assumed annual rate of increase in the per capita cost of covered health care benefits was 13.1% in fiscal year 1995 and will be 12.2% in fiscal year 1996. The rate was assumed to decrease gradually to 6.5% by fiscal year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed health care trend rates by 1% in each year would change the accumulated postretirement benefit obligation at March 31, 1995 by $5,900,000 and the aggregate of the service and interest cost components of net postretirement benefit cost for the fiscal year ended March 31, 1995 by $1,000,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of March 31, 1995 and 1994 was 8.50% and 7.75%, respectively.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

12.      COMMITMENTS

         The Company is party to various noncancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

                           Year Ending March 31,                        Amount
                           ---------------------                        ------
                                   1996                               $ 4,356,000
                                   1997                                 4,247,000
                                   1998                                 4,296,000
                                   1999                                 4,328,000
                                   2000                                 4,062,000
                                Thereafter                              7,120,000

         Rental expense was $4,641,000, $4,190,000, and $3,941,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

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

         The components of the net deferred tax benefit are as follows:

                                                                                 March 31,          March 31,
                                                                                  1995                1994
                                                                                 ---------          ---------
         Tax net operating loss carryforwards . . . . . . . . . . . . . . .  $  42,280,000      $ 43,135,000

         Temporary differences:
           Postretirement and other employee
              benefits  . . . . . . . . . . . . . . . . . . . . . . . . . .     38,746,000        37,337,000
           Intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .     32,237,000        28,223,000
           Program participation costs  . . . . . . . . . . . . . . . . . .     (6,215,000)       (6,651,000)
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,656,000         7,179,000
                                                                             -------------      ------------

         Net deferred tax benefit . . . . . . . . . . . . . . . . . . . . .  $ 114,704,000      $109,223,000
                                                                             =============      ============

         In the event of future recognition of a 100 percent reduction of the valuation allowance, income tax expense and goodwill would be reduced by approximately $59 million and $56 million, respectively.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

         The Company's effective tax rate of zero percent results from non-recognition of tax net operating losses and temporary differences as compared to the federal statutory rate (benefit of 35%).

15.      RELATED PARTY TRANSACTIONS

         Bernard L. Schwartz ("BLS") owns 27.12% of the common stock of the Company and serves as Chairman of the Board of Directors and Chief Executive Officer. BLS is also Chairman and Chief Executive Officer of Loral. The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. Such agreement will continue until BLS dies or is disabled or ceases to own at least 135,000 shares of common stock of the Company.

         On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral. (See Notes 7 and 9.)

         Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. In connection with the Senior Note offering on June 10, 1992, Lehman Brothers received underwriting discounts and commissions of $2.25 million.

         During the fiscal year ended March 31, 1995, the Company invested excess cash in commercial paper with an affiliate of Lehman Brothers. Total interest received during the fiscal year ended March 31, 1995 was $19,000. The total amount of commercial paper held at March 31, 1995 was $6.0 million.

         Pursuant to agreements between K & F and Loral, the parties provide services to each other and share certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral are as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral were $3.0 million, $3.0 million and $3.7 million in fiscal years 1995, 1994 and 1993, respectively. Billings to Loral were $.2 million, $1.1 million, and $1.1 million in fiscal years 1995, 1994 and 1993. Purchases from Loral were $1.9 million, $4.2 million, and $3.7 million in fiscal years 1995, 1994 and 1993. Included in accounts receivable and accounts payable at March 31, 1995 is $.7 million and $1.8 million. Included in accounts receivable and accounts payable at March 31, 1994 is $.6 million and $2.0 million.

                                EXHIBIT INDEX



      2.01 - Agreement for Sale and Purchase of Assets dated March 26, 1989 between Loral Corporation and the Registrant (1)

      3.01    - Amended and Restated Certificate of Incorporation of the
                Registrant

      3.02    - Amended and Restated By-Laws of the Registrant (6)

      4.01    - Indenture for the 13 3/4% Senior Subordinated Debentures due
                2001 (1)

      4.02 - Indenture for the 14 3/4% Subordinated Convertible Debentures Due 2004 (1)

      4.03 - First Supplemental Indenture dated as of July 22, 1991, to Convertible Debenture Indenture (4)

      4.04 - Form of Indenture dated as of June 10, 1992 for the 11 7/8% Senior Secured Notes Due 2003 (5)

      4.05    - Form of 11 7/8% Senior Secured Notes due 2003 (5)

      4.06 - Form of Second Supplemental Indenture dated as of June 10, 1992, to Convertible Debenture Indenture (5)

      9.01 - Stockholders Agreement dated April 27, 1989 among the Registrant, Lehman Brothers Holdings Inc. ("LBH") and Bernard L. Schwartz ("BLS") (1)

     10.01    - Credit Agreement dated as of April 27, 1989 among the
                Registrant, Chemical Banking Corporation, as Agent and the Banks named therein (1)

     10.02    - Revolving Credit Agreement dated as of April 27, 1989, among
                Aircraft Braking Systems Corporation, Engineered Fabrics Corporation, the Agent and the Banks (1)

     10.03    - Securities Purchase Agreement dated as of April 27, 1989, among the Registrant, BLS and LBH (1)

     10.04    - Assumption Agreement dated as of April 27, 1989 (1)

     10.07    - Shared Services Agreement dated April 27, 1989, among Loral, the Registrant, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (1)

     10.08    - Director Advisory Agreement dated as of April 27, 1989, among the Registrant and BLS (1)

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

     10.17    - K & F Industries, Inc. 1989 Stock Option Plan (2)

     10.18    - K & F Industries, Inc. Executive Deferred Bonus Plan (2)

     10.19    - Amendment to the Credit Agreement dated as of June 26, 1991 (3)

     10.21    - Securities Purchase Agreement dated as of July 22, 1991, among the Registrant, BLS and the Lehman Investors (4)

     10.24    - Securities Purchase Agreement among K & F Industries, Inc.,
                BLS and the Lehman Brothers Partnerships dated, September 2, 1994 (6)

     10.25    - Amended and Restated Stockholders Agreement dated as of
                September 2, 1994, By and Among K & F Industries, Inc., BLS, the Lehman Brothers Partnerships, CBC Capital Partners, Inc. and Loral Corporation (6)

     10.26    - Agreement dated as of September 2, 1994, between K & F
                Industries, Inc. and Loral Corporation (6)

     10.27    - Form of Amended and Restated Revolving Credit Agreement dated as of June 10, 1992, among Chemical Bank, the Banks named therein, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (5)

     10.28    - Waiver and Consent dated as of August 26, 1994 (6)

     10.29    - Amendment of Stockholders Agreement dated November 8, 1994 (6)

     10.30    - Securities Conversion Agreement among K & F Industries, Inc.
                and the Converting Stockholders, dated November 8, 1994 (6)

     10.31    - First Amendment, dated April 6, 1995 to the Amended and
                Restated Revolving Credit Agreement

     12.01    - Statement of computations of ratio of earnings to fixed
                charges (5)

     12.02    - Statement of computation of pro forma deficiency ratio of earnings to fixed charges (5)

     21.01    - Subsidiaries of the Registrant (1)

     24.01    - Powers of Attorney

     27.01    - Financial Data Schedule

- -------------------------

(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035.

(2) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

(3) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

(4) Previously filed, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

(5) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.