Form 10-Q
period 1995-06-30
K&F INDUSTRIES INC
filed 1995-08-10
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995
                                         -------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission file number:   33-29035
                                    --------

                             K & F Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                   34-1614845
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

    600 Third Avenue, New York, New York                         10016
  ----------------------------------------                     ----------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number including area code      (212) 297-0900
                                                  ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                      -----  -----

As of August 1, 1995, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding. All of the Class A common stock of the Company except ten shares are owned by the Chairman of the Company, all of the Class B common stock are owned by Loral Corporation and all of the preferred stock except 44,999 shares are owned by four limited partnerships of Lehman Brothers Holdings Inc.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        JUNE 30,           MARCH 31,
                                                          1995               1995
                                                     -------------      -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                          $  10,093,000      $   8,493,000
  Accounts receivable, net                              33,427,000         33,548,000
  Inventory                                             65,166,000         61,767,000
  Other current assets                                   1,005,000          1,106,000
                                                     -------------      -------------
Total current assets                                   109,691,000        104,914,000
                                                     -------------      -------------
Property, plant and equipment                          115,328,000        114,706,000
  Less, accumulated depreciation and
    amortization                                        53,764,000         51,574,000
                                                     -------------      -------------
                                                        61,564,000         63,132,000
                                                     -------------      -------------

Deferred charges, net of amortization                   26,167,000         26,508,000
Cost in excess of net assets acquired,
  net of amortization                                  206,701,000        208,228,000
Intangible assets, net of amortization                  25,444,000         26,292,000
                                                     -------------      -------------
                                                     $ 429,567,000      $ 429,074,000
                                                     =============      =============

LIABILITIES and STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                            $   8,216,000      $  10,345,000
  Interest payable                                      13,021,000          8,771,000
  Other current liabilities                             37,244,000         37,773,000
                                                     -------------      -------------
Total current liabilities                               58,481,000         56,889,000
                                                     -------------      -------------
Postretirement benefit obligation other
  than pensions                                         77,109,000         77,717,000
Other long-term liabilities                             20,038,000         19,216,000
11 7/8% senior secured notes due 2003                  100,000,000        100,000,000
13 3/4% senior subordinated debentures
   due 2001                                            210,000,000        210,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value --
     authorized, 1,050,000 shares;
     issued and outstanding, 1,027,635
     shares (liquidation preference
     of $60,110,000)                                        10,000             10,000
  Common stock, Class B, $.01 par value --
     authorized, 460,000 shares; issued
     and outstanding, 458,994 shares
     (liquidation preference of $26,848,000)                 5,000              5,000
  Common stock, Class A, $.01 par value --
     authorized, 2,100,000 shares; issued
     and outstanding, 553,334 shares                         6,000              6,000
  Additional paid-in capital                           155,350,000        155,350,000
  Deficit                                             (183,942,000)      (182,643,000)
  Adjustment to equity for minimum pension
     liability                                          (7,192,000)        (7,192,000)
  Cumulative translation adjustment                       (298,000)          (284,000)
                                                     -------------      -------------
Total stockholders' deficiency                         (36,061,000)       (34,748,000)
                                                     -------------      -------------
                                                     $ 429,567,000      $ 429,074,000
                                                     =============      =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED
                                   --------------------------------
                                      JUNE 30,           JUNE 30,
                                        1995               1994
                                   -------------      -------------
Sales                              $  62,293,000      $  57,711,000

Costs and expenses                    50,551,000         47,683,000

Amortization                           2,615,000          2,650,000
                                   -------------      -------------

Operating income                       9,127,000          7,378,000

Interest and investment income           219,000             33,000

Interest expense                     (10,645,000)       (12,997,000)
                                   -------------      -------------

Net loss                           $  (1,299,000)     $  (5,586,000)
                                   =============      =============


                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                        JUNE 30,       JUNE 30,
                                                          1995           1994
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                          $(1,299,000)     $(5,586,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                   4,805,000        4,969,000
      Non-cash interest expense                         375,000        2,670,000
      Changes in assets and liabilities:
        Accounts receivable, net                        114,000       (2,553,000)
        Inventory                                    (3,406,000)       3,309,000
        Other current assets                            101,000          286,000
        Accounts payable, interest payable,
          and other current liabilities               1,592,000        4,840,000
        Postretirement benefits other
          than pensions                                (608,000)        (406,000)
        Other long-term liabilities                     822,000        1,696,000
        Deferred charges -- financing costs            (300,000)            --
                                                    -----------      -----------
  Net cash provided by operating
    activities                                        2,196,000        9,225,000
                                                    -----------      -----------
Cash flows from investing activities:
  Capital expenditures                                 (622,000)        (319,000)
  Deferred charges                                       26,000           27,000
                                                    -----------      -----------
  Net cash used in investing activities                (596,000)        (292,000)
                                                    -----------      -----------
Cash flows from financing activities:
  Payments of senior revolving loan                        --        (14,000,000)
  Borrowings of senior revolving loan                      --          4,000,000
                                                    -----------      -----------
  Net cash used by financing activities                    --        (10,000,000)
                                                    -----------      -----------

Net increase (decrease) in cash and cash
  equivalents                                         1,600,000       (1,067,000)

Cash and cash equivalents, beginning
  of period                                           8,493,000        4,327,000
                                                    -----------      -----------

Cash and cash equivalents, end of
  period                                            $10,093,000      $ 3,260,000
                                                    ===========      ===========

  Supplemental cash flow information:
    Cash interest paid during the period            $ 6,020,000      $ 6,124,000
                                                    ===========      ===========


                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended June 30, 1995 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1995 Annual Report on Form 10-K.

2.         Receivables are summarized as follows:

                                                                           JUNE 30,        MARCH 31,
                                                                             1995            1995
                                                                         -----------     ------------
           Accounts receivable, principally from
                commercial customers                                     $30,880,000      $30,036,000

           Accounts receivable, on U.S. Government
                and other long-term contracts                              3,006,000        3,871,000

           Allowances                                                       (459,000)        (359,000)
                                                                         -----------      -----------
                                                                         $33,427,000      $33,548,000
                                                                         ===========      ===========

3.         Inventory consists of the following:

                                                                           JUNE 30,       MARCH 31,
                                                                             1995           1995
                                                                         -----------     ------------
           Raw materials and work-in-process                             $36,873,000      $35,819,000
           Finished goods                                                 15,958,000       15,500,000
           Inventoried costs related to U.S.
                Government and other long-term
                contracts                                                 12,779,000       11,072,000
                                                                         -----------      -----------
                                                                          65,610,000       62,391,000
           Less, unliquidated progress payments
                received, principally related
                to long-term government contracts                            444,000          624,000
                                                                         -----------      -----------
                                                                         $65,166,000      $61,767,000
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

4.       Other current liabilities consist of the following:

                                                        JUNE 30,        MARCH 31,
                                                          1995            1995
                                                     ------------     ------------
         Accrued payroll costs                       $13,128,000      $13,149,000
         Accrued taxes                                 6,151,000        6,978,000
         Accrued costs on long-term contracts          5,802,000        6,477,000
         Accrued warranty costs                        6,458,000        5,248,000
         Postretirement benefit obligation other
           than pensions                               2,000,000        2,000,000
         Other                                         3,705,000        3,921,000
                                                     -----------      -----------
                                                     $37,244,000      $37,773,000
                                                     ===========      ===========

5.       Contingencies

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Three Months Ended June 30, 1995 and June 30, 1994

Sales for the first three months of fiscal year 1996 totaled $62,293,000 reflecting an increase of $4,582,000 or 7.9% compared with $57,711,000 for the same period in the prior year. This increase was primarily due to higher military sales on various programs.

Operating income increased 23.7% to $9,127,000 or 14.7% of sales for the first three months of fiscal year 1996 compared with $7,378,000 or 12.8% of sales for the same period in the prior year. Operating margins increased primarily due to operating efficiencies, the overhead absorption effect relating to the higher sales volume and lower independent research and development costs on the A-321 and MD-90 programs. Partially offsetting this increase were higher shipments of original equipment to airframe manufacturers at or below the cost of production.

Interest expense decreased $2,352,000 for the first three months of fiscal year 1996 compared with the same period in the prior year. This decrease was primarily due to the retirement of the 14 3/4% Subordinated Convertible Debentures in the second quarter of fiscal year 1995.

Approximately 370 hourly employees of the Company's Aircraft Braking Systems subsidiary are represented by the United Auto Workers' Union. Aircraft Braking Systems' three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment.

Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make investments in equipment for new airframes. Debt amortization commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $70 million revolving credit facility (maturing April 27, 1997, which is subject to a borrowing base of a portion of eligible accounts receivable and inventory). At June 30, 1995, the Company had $54.3 million available to borrow under its revolving credit facility.

Bookings

Bookings for the first three months of fiscal year 1996 totaled $56,971,000 reflecting an increase of $6,011,000 or 11.8% compared with $50,960,000 for the same period in the prior year. This increase reflects a generally stronger demand on the Company's commercial wheel and brake programs.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits.

           None

(b)        Reports on Form 8-K.

           There were no reports on Form 8-K for the three months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 K & F INDUSTRIES, INC.
                                                -----------------------
                                                       Registrant


                                                /s/ KENNETH M. SCHWARTZ
                                                -----------------------
                                                  Kenneth M. Schwartz
                                                Chief Financial Officer
                                                          and
                                                Registrant's Authorized
                                                        Officer
Dated:  August 10, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule