Form 10-Q
period 1995-09-30
K&F INDUSTRIES INC
filed 1995-10-24
CIK 851797

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number:   33-29035


                              K & F Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                       34-1614845
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


     600 Third Avenue, New York, New York                   10016
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number including area code      (212) 297-0900
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]    No
                                                  -----      -----

As of October 15, 1995, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding. All of the Class A common stock of the Company except ten shares are owned by the Chairman of the Company, all of the Class B common stock are owned by Loral Corporation and all of the preferred stock except 44,999 shares are owned by four limited partnerships of Lehman Brothers Holdings Inc.

                         PART I. FINANCIAL INFORMATION
                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        September 30,                March 31,
ASSETS:                                                                     1995                        1995
                                                                        -------------               ------------
Current Assets:
  Cash and cash equivalents                                             $ 10,695,000                $  8,493,000
  Accounts receivable, net                                                36,836,000                  33,548,000
  Inventory                                                               63,517,000                  61,767,000
  Other current assets                                                     1,427,000                   1,106,000
                                                                        ------------                ------------
Total current assets                                                     112,475,000                 104,914,000
                                                                        ------------                ------------
Property, plant and equipment                                            116,866,000                 114,706,000
  Less, accumulated depreciation and
   amortization                                                           55,897,000                  51,574,000
                                                                        ------------                ------------
                                                                          60,969,000                  63,132,000
                                                                        ------------                ------------

Deferred charges, net of amortization                                     25,912,000                  26,508,000
Cost in excess of net assets acquired,
  net of amortization                                                    205,174,000                 208,228,000
Intangible assets, net of amortization                                    24,597,000                  26,292,000
                                                                        ------------                ------------
                                                                        $429,127,000                $429,074,000
                                                                        ============                ============

LIABILITIES and STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                               $ 11,752,000                $ 10,345,000
  Interest payable                                                         8,771,000                   8,771,000
  Other current liabilities                                               39,815,000                  37,773,000
                                                                        ------------                ------------
Total current liabilities                                                 60,338,000                  56,889,000
                                                                        ------------                ------------
Postretirement benefit obligation other
  than pensions                                                           76,462,000                  77,717,000
Other long-term liabilities                                               15,764,000                  19,216,000
11 7/8% senior secured notes due 2003                                    100,000,000                 100,000,000
13 3/4% senior subordinated debentures
  due 2001                                                               210,000,000                 210,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value-
   authorized, 1,050,000 shares;
   issued and outstanding, 1,027,635
   shares (liquidation preference
   of $60,110,000)                                                            10,000                      10,000
  Common stock, Class B, $.01 par value-
   authorized, 460,000 shares; issued
   and outstanding, 458,994 shares
   (liquidation preference of $26,848,000)                                     5,000                       5,000
  Common stock, Class A, $.01 par value-
   authorized, 2,100,000 shares; issued
   and outstanding, 553,344 shares                                             6,000                       6,000
  Additional paid-in capital                                             155,350,000                 155,350,000
  Deficit                                                               (181,299,000)               (182,643,000)
  Adjustment to equity for minimum pension
   liability                                                              (7,192,000)                 (7,192,000)
  Cumulative translation adjustment                                         (317,000)                   (284,000)
                                                                        ------------                ------------
Total stockholders' deficiency                                           (33,437,000)                (34,748,000)
                                                                        ------------                ------------
                                                                        $429,127,000                $429,074,000
                                                                        ============                ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                       Six Months Ended
                                                                       ---------------------------------------------
                                                                       September 30,                   September 30,
                                                                           1995                            1994
                                                                       -------------                   -------------
Sales                                                                  $131,486,000                    $115,143,000

Costs and expenses                                                      104,024,000                      93,347,000

Amortization                                                              5,213,000                       5,230,000
                                                                       ------------                    ------------

Operating income                                                         22,249,000                      16,566,000

Interest and investment income                                              393,000                          78,000

Interest expense                                                        (21,298,000)                    (25,249,000)
                                                                       ------------                    ------------

Income (loss) before income taxes                                         1,344,000                      (8,605,000)

Income taxes                                                                  --                              --
                                                                       ------------                    ------------

Net income (loss)                                                      $  1,344,000                    $ (8,605,000)
                                                                       ============                    ============



                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                     Three Months Ended
                                                                      -----------------------------------------------
                                                                      September 30,                     September 30,
                                                                          1995                              1994
                                                                      -------------                    --------------
Sales                                                                 $ 69,193,000                      $ 57,432,000

Costs and expenses                                                      53,473,000                        45,664,000

Amortization                                                             2,598,000                         2,580,000
                                                                      ------------                      ------------

Operating income                                                        13,122,000                         9,188,000

Interest and investment income                                             174,000                            45,000

Interest expense                                                       (10,653,000)                      (12,252,000)
                                                                      ------------                      ------------

Income (loss) before income taxes                                        2,643,000                        (3,019,000)

Income taxes                                                                 --                               --
                                                                      ------------                      ------------

Net income (loss)                                                     $  2,643,000                      $ (3,019,000)
                                                                      ============                      ============





                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                      ---------------------------------------------
                                                                      September 30,                   September 30,
                                                                          1995                            1994
                                                                      -------------                  --------------
Cash flows from operating activities:
 Net income (loss)                                                    $  1,344,000                   $  (8,605,000)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                                         9,536,000                       9,786,000
   Non-cash interest expense - amortization
    of deferred financing charges                                          758,000                         663,000
   Non-cash interest expense - convertible
    debentures                                                               --                          3,950,000
   Changes in assets and liabilities:
    Accounts receivable, net                                            (3,301,000)                     (1,359,000)
    Inventory                                                           (1,770,000)                      3,142,000
    Other current assets                                                  (321,000)                       (198,000)
    Accounts payable, interest payable,
      and other current liabilities                                      3,449,000                       1,313,000
    Postretirement benefits other than
      pensions                                                          (1,255,000)                       (951,000)
    Other long-term liabilities                                         (3,452,000)                      1,309,000
                                                                      ------------                   -------------
  Net cash provided by operating
    activities                                                           4,988,000                       9,050,000
                                                                      ------------                   -------------

Cash flows from investing activities:
  Capital expenditures                                                  (2,160,000)                       (611,000)
  Deferred charges                                                        (326,000)                       (214,000)
                                                                      ------------                   -------------
  Net cash used in investing activities                                 (2,486,000)                       (825,000)
                                                                      ------------                   -------------

Cash flows from financing activities:
  Payments of senior revolving loan                                          --                        (20,000,000)
  Borrowings of senior revolving loan                                        --                         10,000,000
  Payment of convertible debentures                                          --                        (12,764,000)
  Proceeds from issuance of capital stock                                    --                         12,764,000
  Deferred charges-financing costs                                        (300,000)                          --
                                                                      ------------                   -------------
  Net cash used by financing activities                                   (300,000)                    (10,000,000)
                                                                      ------------                   -------------

Net increase (decrease) in cash and
  cash equivalents                                                       2,202,000                      (1,775,000)

Cash and cash equivalents, beginning
  of period                                                              8,493,000                       4,327,000
                                                                      ------------                   -------------

Cash and cash equivalents, end of
  period                                                              $ 10,695,000                   $   2,552,000
                                                                      ============                   =============

Supplemental cash flow information:
  Cash interest paid during the period                                $ 20,540,000                   $  20,683,000
                                                                      ============                   =============



                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1995 Annual Report on Form 10-K.


2. Receivables are summarized as follows:

                                                                            September 30,               March 31,
                                                                                1995                       1995
                                                                            -------------              -----------
   Accounts receivable, principally from
         commercial customers                                                $32,552,000               $30,036,000

   Accounts receivable, on U. S. Government
         and other long-term contracts                                         4,709,000                 3,871,000

   Allowances                                                                   (425,000)                 (359,000)
                                                                             -----------               -----------
                                                                             $36,836,000               $33,548,000
                                                                             ===========               ===========


3. Inventory consists of the following:

                                                                            September 30,               March 31,
                                                                                1995                      1995
                                                                            -------------              -----------
   Raw materials and work-in-process                                         $39,351,000               $35,819,000
   Finished goods                                                             13,073,000                15,500,000
   Inventoried costs related to U.S.
         Government and other long-term
         contracts                                                            11,529,000                11,072,000
                                                                             -----------               -----------
                                                                              63,953,000                62,391,000
   Less, unliquidated progress payments
         received, principally related
         to long-term government contracts                                       436,000                   624,000
                                                                             -----------               -----------
                                                                             $63,517,000               $61,767,000
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

4. Other current liabilities consist of the following:

                                                                            September 30,               March 31,
                                                                                1995                      1995
                                                                            -------------              -----------
   Accrued payroll costs                                                     $14,554,000               $13,149,000
   Accrued taxes                                                               5,856,000                 6,978,000
   Accrued costs on long-term contracts                                        5,163,000                 6,477,000
   Accrued warranty costs                                                      7,970,000                 5,248,000
   Postretirement benefit obligation other
     than pensions                                                             2,000,000                 2,000,000
   Other                                                                       4,272,000                 3,921,000
                                                                             -----------               -----------
                                                                             $39,815,000               $37,773,000
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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


Comparison of Results of Operations for the Six Months Ended September 30, 1995 and September 30, 1994


Sales for the first half of fiscal year 1996 totaled $131,486,000 reflecting an increase of $16,343,000 or 14.2% compared with $115,143,000 for the same period in the prior year. This increase was due to higher commercial sales of $8,593,000 primarily on the DC-9, DC-10, Fo-100 and MD-80 programs and higher military sales of $7,750,000 on various programs.

Operating income increased 34.3% to $22,249,000 or 16.9% of sales for the first half of fiscal year 1996 compared with $16,566,000 or 14.4% of sales for the same period in the prior year. Operating margins increased primarily due to operating efficiencies, the overhead absorption effect relating to the higher sales volume and lower independent research and development costs on the A-321 and MD-90 programs. Partially offsetting this increase were higher shipments of original equipment to airframe manufacturers at or below the cost of production.

Interest expense decreased $3,951,000 for the first half of fiscal year 1996 compared with the same period in the prior year. This decrease was primarily due to the retirement of the 14 3/4% Subordinated Convertible Debentures in the second quarter of fiscal year 1995.

Approximately 380 hourly employees of the Company's Aircraft Braking Systems subsidiary are represented by the United Auto Workers' Union. Aircraft Braking Systems' three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment.

Comparison of Results of Operations for the Three Months Ended September 30, 1995 and September 30, 1994

Sales for the second quarter of fiscal year 1996 totaled $69,193,000 reflecting an increase of $11,761,000 or 20.5% compared with $57,432,000 for the same period in the prior year. This increase was due to higher commercial sales of $8,000,000 primarily on the DC-9, DC-10, Fo-100 and MD-80 programs and higher military sales of $3,761,000 on various programs.

Operating income increased 42.8% to $13,122,000 or 19.0% of sales for the second quarter of fiscal year 1996 compared with $9,188,000 or 16.0% of sales for the same period in the prior year. Operating margins increased primarily due to operating efficiencies and the overhead absorption effect relating to the higher sales volume. Partially offsetting this increase were higher shipments of original equipment to airframe manufacturers at or below the cost of production.

Interest expense decreased $1,599,000 for the second quarter of fiscal year 1996 compared with the same period in the prior year. This decrease was primarily due to the retirement of the 14 3/4% Subordinated Convertible Debentures in the second quarter of fiscal year 1995.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make investments in equipment for new airframes. Debt amortization commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $70 million revolving credit facility (maturing April 27, 1997, which is subject to a borrowing base of a portion of eligible accounts receivable and inventory). At September 30, 1995, the Company had no outstanding borrowings and $57.6 million available under its revolving credit facility.

Bookings

Bookings for the first half of fiscal year 1996 totaled $121,829,000 reflecting an increase of $6,493,000 or 5.6% compared with $115,336,000 for the same period in the prior year. This increase is primarily due to higher commercial bookings of $16,000,000 reflecting a generally stronger demand for replacement parts on the Company's wheel and brake programs. Partially offsetting this increase were lower military bookings due to delays in the receipt of expected orders.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

       None


(b)    Reports on Form 8-K.

       There were no reports on Form 8-K for the three months ended September 30, 1995.

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



                                               K & F INDUSTRIES, INC.
                                               ----------------------
                                                     Registrant




                                                KENNETH M. SCHWARTZ
                                              -----------------------
                                                Kenneth M. Schwartz
                                              Chief Financial Officer
                                                        and
                                              Registrant's Authorized
                                                      Officer


Dated:  October 24, 1995

                                EXHIBIT INDEX


Exhibit 27                    Financial Data Schedule