Form 10-Q
period 1995-12-31
K&F INDUSTRIES INC
filed 1996-02-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995
                                               -----------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 33-29035
                                               ----------

                             K & F Industries, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                    34-1614845
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  600 Third Avenue, New York, New York                       10016
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code        (212) 297-0900
                                                  -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                      -----   -----

As of February 1, 1996, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding. All of the Class A common stock of the Company except ten shares are owned by the Chairman of the Company, all of the Class B common stock are owned by Loral Corporation and all of the preferred stock except 44,999 shares are owned by four limited partnerships of Lehman Brothers Holdings Inc.

                           PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      December 31,                    March 31,
                                                                          1995                           1995
                                                                      ------------                  ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                           $  3,178,000                  $  8,493,000
  Accounts receivable, net                                              36,424,000                    33,548,000
  Inventory                                                             59,439,000                    61,767,000
  Other current assets                                                   1,056,000                     1,106,000
                                                                      ------------                  ------------
Total current assets                                                   100,097,000                   104,914,000
                                                                      ------------                  ------------


Property, plant and equipment                                          118,049,000                   114,706,000
  Less, accumulated depreciation and amortization                       58,021,000                    51,574,000
                                                                      ------------                  ------------
                                                                        60,028,000                    63,132,000
                                                                      ------------                  ------------

Deferred charges, net of amortization                                   24,507,000                    26,508,000
Cost in excess of net assets acquired, net of
  amortization                                                         203,647,000                   208,228,000
Intangible assets, net of amortization                                  23,749,000                    26,292,000
                                                                      ------------                  ------------
                                                                      $412,028,000                  $429,074,000
                                                                      ============                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                             $  9,990,000                  $ 10,345,000
  Interest payable                                                      11,398,000                     8,771,000
  Other current liabilities                                             39,771,000                    37,773,000
                                                                      ------------                  ------------
Total current liabilities                                               61,159,000                    56,889,000
                                                                      ------------                  ------------

Postretirement benefit obligation other
  than pensions                                                         76,462,000                    77,717,000
Other long-term liabilities                                             15,734,000                    19,216,000
Senior revolving loan                                                   13,000,000                            --
11 7/8% senior secured notes due 2003                                  100,000,000                   100,000,000
13 3/4% senior subordinated debentures due 2001                        180,000,000                   210,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value-authorized,
    1,050,000 shares; issued and outstanding,
    1,027,635 shares (liquidation preference of
    $60,110,000)                                                            10,000                        10,000
  Common stock, Class B, $.01 par value-
    authorized, 460,000 shares; issued and
    outstanding, 458,994 shares (liquidation
    preference of $26,848,000)                                               5,000                         5,000
  Common stock, Class A, $.01 par value-
    authorized, 2,100,000 shares; issued and
    outstanding, 553,344 shares                                              6,000                         6,000
  Additional paid-in capital                                           155,350,000                   155,350,000
  Deficit                                                             (182,138,000)                 (182,643,000)
  Adjustment to equity for minimum pension
    liability                                                           (7,192,000)                   (7,192,000)
  Cumulative translation adjustment                                       (368,000)                     (284,000)
                                                                      ------------                  ------------
Total stockholders' deficiency                                         (34,327,000)                  (34,748,000)
                                                                      ------------                  ------------
                                                                      $412,028,000                  $429,074,000
                                                                      ============                  ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                        -----------------------------------
                                                                        December 31,           December 31,
                                                                            1995                  1994
                                                                        ------------           ------------
Sales                                                                   $199,784,000           $175,089,000
Costs and expenses                                                       158,265,000            141,560,000
Amortization                                                               7,813,000              7,823,000
                                                                        ------------           ------------
Operating income                                                          33,706,000             25,706,000
Interest and investment income                                               652,000                218,000
Interest expense                                                         (31,940,000)           (35,868,000)
                                                                        ------------           ------------
Income (loss) before income taxes and
  extraordinary charge                                                     2,418,000             (9,944,000)
Income taxes                                                                      --                     --
                                                                        ------------           ------------
Income (loss) before extraordinary charge                                  2,418,000             (9,944,000)
Extraordinary charge from early
  extinguishment of debt                                                  (1,913,000)                    --
                                                                        ------------           ------------
Net income (loss)                                                       $    505,000           $ (9,944,000)
                                                                        ============           ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                      -----------------------------------
                                                      December 31,           December 31,
                                                          1995                  1994
                                                      ------------           ------------
Sales                                                 $68,298,000            $59,946,000
Costs and expenses                                     54,241,000             48,213,000
Amortization                                            2,600,000              2,593,000
                                                      -----------            -----------
Operating income                                       11,457,000              9,140,000
Interest and investment income                            259,000                140,000
Interest expense                                      (10,642,000)           (10,619,000)
                                                      -----------            -----------
Income (loss) before income taxes and
  extraordinary charge                                  1,074,000             (1,339,000)
Income taxes                                                   --                     --
                                                      -----------            -----------
Income (loss) before extraordinary charge               1,074,000             (1,339,000)
Extraordinary charge from early
  extinguishment of debt                               (1,913,000)                    --
                                                      -----------            -----------
Net loss                                              $  (839,000)           $(1,339,000)
                                                      ===========            ===========

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                           ------------------------------------------
                                                           December 31,                  December 31,
                                                              1995                          1994
                                                           ------------                  ------------
Cash flow from operating activities:
 Net income (loss)                                         $    505,000                  $ (9,944,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Extraordinary charge from early
    extinguishment of debt                                    1,913,000                            --
   Depreciation and amortization                             14,260,000                    14,496,000
   Non-cash interest expense - amortization
    of deferred financing charges                             1,151,000                     1,005,000
   Non-cash interest expense - convertible
    debentures                                                       --                     3,950,000
   Changes in assets and liabilities:
    Accounts receivable, net                                 (2,910,000)                   (1,275,000)
    Inventory                                                 2,278,000                     4,130,000
    Other current assets                                         50,000                       184,000
    Accounts payable, interest payable, and
     other current liabilities                                4,270,000                     3,845,000
    Postretirement benefits other than
     pensions                                                (1,255,000)                   (1,705,000)
    Other long-term liabilities                              (3,482,000)                    2,705,000
                                                           ------------                  ------------
 Net cash provided by operating
    activities                                               16,780,000                    17,391,000
                                                           ------------                  ------------

Cash flows from investing activities:
 Capital expenditures                                        (3,343,000)                   (1,358,000)
 Deferred charges                                              (326,000)                     (215,000)
                                                           ------------                  ------------
 Net cash used in investing activities                       (3,669,000)                   (1,573,000)
                                                           ------------                  ------------

Cash flows from financing activities:
 Payments of senior revolving loan                                   --                   (20,000,000)
 Borrowings of senior revolving loan                         13,000,000                    10,000,000
 Payment of senior subordinated debentures                  (30,000,000)                           --
 Premiums paid on early extinguishment of debt               (1,126,000)                           --
 Payment of convertible debentures                                   --                   (12,764,000)
 Proceeds from issuance of capital stock                             --                    12,764,000
 Deferred charges-financing costs                              (300,000)                           --
                                                           ------------                  ------------
 Net cash used by financing activities                      (18,426,000)                  (10,000,000)
                                                           ------------                  ------------

Net (decrease) increase in cash and cash
  equivalents                                                (5,315,000)                    5,818,000

Cash and cash equivalents, beginning of
  period                                                      8,493,000                     4,327,000
                                                           ------------                  ------------

Cash and cash equivalents, end of period                   $  3,178,000                  $ 10,145,000
                                                           ============                  ============

Supplemental cash flow information:
 Cash interest paid during period                          $ 28,162,000                  $ 26,710,000
                                                           ============                  ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1995 Annual Report on Form 10-K.

2.   Redemption of Debt

     On December 28, 1995, the Company redeemed $30,000,000 principal amount of its 13 3/4% Senior Subordinated Debentures due 2001, at a redemption price of 103.75% of the principal amount thereof. The Company used cash on hand and proceeds from borrowings under its revolving loan facility to redeem the debentures. In connection therewith, the Company recorded an extraordinary charge of $1,913,000 consisting of redemption premiums and the write-off of unamortized financing costs.

3.   Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages (but does not require) adoption of the fair value method of accounting for stock-based compensation plans. Entities may continue to measure compensation costs for those plans using the intrinsic method of accounting, but must make pro forma disclosures about the impact on results of operations as if the fair value method of accounting had been applied. The company is currently evaluating the impact, if any, of SFAS No. 123.


4.   Receivables are summarized as follows:

                                                       December 31,        March 31,
                                                           1995              1995
                                                       ------------       -----------
     Accounts receivable, principally
      from commercial customers                        $32,668,000        $30,036,000
     Accounts receivable, on U. S.
      Government and other long-term contracts           4,175,000          3,871,000
     Allowances                                           (419,000)          (359,000)
                                                       -----------        -----------
                                                       $36,424,000        $33,548,000
                                                       ===========        ===========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5.   Inventory consists of the following:

                                                       December 31,        March 31,
                                                           1995              1995
                                                       ------------       -----------
     Raw materials and work-in-process                 $36,937,000        $35,819,000
     Finished goods                                     10,829,000         15,500,000
     Inventoried costs related to U.S.
          Government and other long-term
          contracts                                     12,010,000         11,072,000
                                                       -----------        -----------
                                                        59,776,000         62,391,000
     Less, unliquidated progress payments
          received, principally related
          to long-term government contracts                337,000            624,000
                                                       -----------        -----------
                                                       $59,439,000        $61,767,000
                                                       ===========        ===========


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

6.   Other current liabilities consist of the following:

                                                       December 31,        March 31,
                                                           1995              1995
                                                       ------------       -----------
     Accrued payroll costs                             $14,934,000        $13,149,000
     Accrued taxes                                       6,350,000          6,978,000
     Accrued costs on long-term contracts                4,452,000          6,477,000
     Accrued warranty costs                              7,389,000          5,248,000
     Postretirement benefit obligation other
       than pensions                                     2,000,000          2,000,000
     Other                                               4,646,000          3,921,000
                                                       -----------        -----------
                                                       $39,771,000        $37,773,000
                                                       ===========        ===========

7.   Contingencies

     On December 15, 1995 the Company's Aircraft Braking Systems ("ABS") subsidiary filed an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. ("Hitco"), a supplier of carbon brake components, whose new owners threatened to breach existing supply contracts unless prices were renegotiated. The complaint seeks injunctive relief and specific performance, ordering Hitco to perform its obligations pursuant to its existing contracts with ABS. On February 5, 1996 the court issued a preliminary injunction, ordering Hitco to perform

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     its obligations pursuant to its existing contracts with ABS. In a related matter, Hitco subsequently commenced an action in Superior Court, Los Angeles County, California against ABS alleging breach of contract, fraud and deceit, seeking damages and declaratory relief. Hitco also counterclaimed on the same theories in Ohio. ABS intends to vigorously contest these claims. Based on the preliminary injunction in favor of the Company, management believes that the Hitco claims will not have a material adverse effect on the Company's financial position or results of operation.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Nine Months Ended December 31, 1995 and December 31, 1994

Sales for the first nine months of fiscal year 1996 totaled $199,784,000 reflecting an increase of $24,695,000 or 14.1% compared with $175,089,000 for the same period in the prior year. This increase was due to higher military sales of $13,971,000 on the F-16 and various other programs and higher commercial sales of $10,724,000 primarily on the DC-9, DC-10, FO-100 and MD-80 programs.

Operating income increased 31.1% to $33,706,000 or 16.9% of sales for the first nine months of fiscal year 1996 compared with $25,706,000 or 14.7% of sales for the same period in the prior year. Operating margins increased primarily due to operating efficiencies and the overhead absorption effect relating to the higher sales volume. Partially offsetting this increase were higher shipments of original equipment to airplane manufacturers at or below the cost of production.

Interest expense decreased $3,928,000 for the first nine months of fiscal year 1996 compared with the same period in the prior year. This decrease was primarily due to the retirement of the 14 3/4% Subordinated Convertible Debentures in the second quarter of fiscal year 1995.

Approximately 390 hourly employees of the Company's Aircraft Braking Systems subsidiary are represented by the United Auto Workers' Union. Aircraft Braking Systems' three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment.

Comparison of Results of Operations for the Three Months Ended December 31, 1995 and December 31, 1994

Sales for the third quarter of fiscal year 1996 totaled $68,298,000 reflecting an increase of $8,352,000 or 13.9% compared with $59,946,000 for the same period in the prior year. This increase was due to higher military sales of $6,221,000 on the F-16 and various other programs and higher commercial sales of $2,131,000 primarily on MD-80 and FO-100 programs.

Operating income increased 25.4% to $11,457,000 or 16.8% of sales for the third quarter of fiscal year 1996 compared with $9,140,000 or 15.2% of sales for the same period in the prior year. Operating margins increased primarily due to operating efficiencies and the overhead absorption effect relating to the higher sales volume.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make investments in equipment for new airframes. Amortization of the 13 3/4% Senior Subordinated Debentures commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its $70 million revolving credit facility (maturing April 27, 1997, and subject to a borrowing base of a portion of eligible accounts receivable and inventory). At December 31, 1995, the Company had $43.2 million available under its revolving credit facility.

On December 28, 1995, the Company redeemed $30,000,000 principal amount of its 13 3/4% Senior Subordinated Debentures due 2001, at a redemption price of 103.75% of the principal amount thereof. The Company used cash on hand and borrowings under its revolving loan facility to redeem the debentures. Annual interest payments will be approximately $3,000,000 lower, net of interest on revolving loan borrowings related to the redemption. (See Note 2 to the consolidated financial statements.)

Bookings

Bookings for the first nine months of fiscal year 1996 totaled $208,728,000 reflecting an increase of $15,724,000 or 8.1% compared with $193,004,000 for the same period in the prior year. This increase is primarily due to higher commercial bookings reflecting a generally stronger demand for replacement parts on the Company's wheel and brake programs.

Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages (but does not require) adoption of the fair value method of accounting for stock-based compensation plans. Entities may continue to measure compensation costs for those plans using the intrinsic method of accounting, but must make pro forma disclosures about the impact on results of operations as if the fair value method of accounting had been applied. The company is currently evaluating the impact, if any, of SFAS No.
123. (See Note 3 to the consolidated financial statements.)

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

On December 15, 1995 the Company's Aircraft Braking Systems ("ABS") subsidiary filed an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. ("Hitco"), a supplier of carbon brake components, whose new owners threatened to breach existing supply contracts unless prices were renegotiated. The complaint seeks injunctive relief and specific performance, ordering Hitco to perform its obligations pursuant to its existing contracts with ABS. On February 5, 1996 the court issued a preliminary injunction, ordering Hitco to perform its obligations pursuant to its existing contracts with ABS. In a related matter, Hitco subsequently commenced an action in Superior Court, Los Angeles County, California against ABS alleging breach of contract, fraud and deceit, seeking damages and declaratory relief. Hitco also counterclaimed on the same theories in Ohio. ABS intends to vigorously contest these claims. Based on the preliminary injunction in favor of the Company, management believes that the Hitco claims will not have a material adverse effect on the Company's financial position or results of operation.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None


(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 1995.

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



                                              K & F INDUSTRIES, INC.
                                              ----------------------
                                                    Registrant




                                                KENNETH M. SCHWARTZ
                                              ----------------------
                                                Kenneth M. Schwartz
                                              Chief Financial Officer
                                                        and
                                              Registrant's Authorized
                                                      Officer


Dated:  February 14, 1996

                                EXHIBIT INDEX


        Exhibit No.             Description
        -----------             -----------

            27                  Financial Data Schedule.