Form 10-K405
period 1996-03-31
K&F INDUSTRIES INC
filed 1996-06-28
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 33-29035

                             K & F Industries, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                            34-1614845
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                            Identification Number)

     600 Third Avenue, New York, NY                              10016
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no trading market for the Company's common stock. As of June 1, 1996, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding.

Documents Incorporated by Reference:    None

PART I

Item I.  Business

General

K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the fiscal year ended March 31, 1996, approximately 88% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), believes it is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. During the fiscal year ended March 31, 1996, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

Aircraft Braking Systems and its predecessors have been leaders in the design and development of aircraft wheels, brakes and anti-skid systems, investing significant resources to refine existing braking systems, develop new technologies and design braking systems for new airframes. The Company has carefully directed its efforts toward expanding Aircraft Braking Systems' presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on medium- and short-range commercial aircraft. These aircraft typically make more frequent landings than long-range commercial aircraft and correspondingly require more frequent replacement of brake parts.

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

Products

AIRCRAFT BRAKING SYSTEMS. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and anti-skid systems for commercial transport, general aviation and military aircraft. The Company's strategic focus is on high-cycle, medium- and short-range commercial aircraft. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The Company's commercial transport fleet continued to grow during fiscal year 1996, due to an increase in the number of new aircraft entering service, as well as a slower than expected retirement rate of older aircraft. Airlines have responded to recent FAA regulatory noise abatement requirements by outfitting their older DC-9 fleets with engine hushkits and aircraft structural overhauls which effectively add fifteen years of service life to the aircraft. The Company expects to produce replacement parts for these refurbished aircraft over this period. Airlines such as Northwest Airlines and USAir have opted for DC-9 life extension refurbishment programs, to meet capacity needs, in lieu of buying replacement aircraft new. Other airlines are expected to follow similar strategies, as the economics generally are more favorable.

Approximately 75% of Aircraft Braking Systems' revenues are derived from the sale of replacement parts. As of March 31, 1996, the Company's products had been installed on over 30,000 commercial transport, general aviation and military aircraft. Commercial transport aircraft include the DC-9, DC-10, Fokker Fo-100, Fokker F-28, Canadair Regional Jet and Saab 340 on all of which Aircraft Braking Systems is the sole-source supplier. In addition, the Company supplies spare parts for the MD-80 program on a dual-source wheel and brake program.

Aircraft Braking Systems has been successful in having its wheels and brakes selected for use on a number of new high-cycle airframe designs. These aircraft that are just beginning to enter service include the McDonnell Douglas MD-90, Airbus A-321, A-319, Saab 2000, Lear 60 and Fairchild Metro 23. In addition, the Company is a supplier of wheels and carbon brakes for the Airbus A-330 and A-340 wide-body jets.

Aircraft Braking Systems is the sole supplier for wheels, carbon brakes and anti-skid equipment on the new McDonnell Douglas MD-90 twin-jet. The MD-90 adds new performance characteristics to a product line that began as the DC-9 model jet that first flew in 1965 and evolved later into the popular MD-80 series also furnished with Aircraft Braking Systems' wheels and brakes. A technologically innovative design, the MD-90 is equipped with an advanced turbofan engine that complies with the FAA's restrictive Stage III noise restrictions, offering fuel savings over competing engines. Delta Airlines, the launch customer, has taken delivery of 12 MD-90s out of a total order of 31. Other customers for the MD-90 include Japan Air System and Saudi Arabia which announced orders for 29 of these aircraft. McDonnell Douglas has booked orders for over 130 MD-90 aircraft. It's anticipated that this program will result in approximately 500 aircraft.

Aircraft Braking Systems is a basic supplier of wheels and carbon brakes on the Airbus A-321, the European consortium's new 186-seat "stretch" version of its popular A-320 standard body twin-jet. Airbus has booked orders for over 160 A-321 aircraft. Of the 48 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 40 of these aircraft.

The Company's anti-skid systems, which are integrated into a braking system, are designed to minimize the distance required to stop an aircraft by utilizing sensors, mounted in the axle and driven by the wheel to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems is the only significant manufacturer of anti-skid systems. Because of the sensitivity of anti-skid systems to variations in brake performance, the Company's management believes that the ability to control the design and performance characteristics of the strut, brakes and its integrated anti-skid system gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by the Company include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

The following table shows the distribution of sales of aircraft wheels, brakes and anti-skid systems to total sales of the Company:

                                                   Fiscal Years Ended March 31,
                                                   ----------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
         Wheels and brakes................          80%         80%         76%
         Anti-skid systems................           8%          7%         10%
                                                    --          --          --
                       Total..............          88%         87%         86%
                                                    ==          ==          ==

ENGINEERED FABRICS. Engineered Fabrics is the largest aircraft fuel tank manufacturer in the world, serving approximately 90% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market. Major program wins have included the F/A-18C/D, F/A-18E/F and the F-14 aircraft, along with the V-22 and RAH-66 helicopter platforms. For the fiscal year ended March 31, 1996, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

Fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the fiscal year ended March 31, 1996, sales of fuel tanks accounted for approximately 70% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. The Company uses this "self-sealing" technology to manufacture crash-resistant fuel tanks for helicopters, military aircraft and race cars that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous.

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

Sales and Customers

K & F sells its products to more than 150 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 16%, 14% and 15% of total sales for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. No other customer accounted for more than 10% of sales.

The following table shows the distribution of total Company revenues by respective market, as a percentage of total revenues:

                                                   Fiscal Years Ended March 31,
                                                   ----------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
       Commercial transport....................     61%         61%         60%
       Military (U.S. and foreign).............     23%         19%         22%
       General aviation........................     16%         20%         18%
                                                   ---         ---         ---
                           Total...............    100%        100%        100%
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

Foreign Customers

The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. The following table shows sales of the Company to both foreign and domestic customers for the last three fiscal years:

                                                   Fiscal Years Ended March 31,
                                                   ----------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
       Domestic sales......................         59%         62%         63%
       Foreign sales.......................         41%         38%         37%
                                                   ---         ---         ---
          Total............................        100%        100%        100%
                                                   ===         ===         ===

Independent Research and Development

The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At March 31, 1996, the Company employed approximately 156 engineers (of whom 31 held advanced degrees); approximately 29 of such engineers (including 14 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including: refining carbon processing techniques to create more durable braking systems; upgrading existing braking systems to provide enhanced performance; and developing new technologies to improve the Company's products.

The costs incurred relating to independent research and development for the fiscal years ended March 31, 1996, 1995 and 1994 were $9.8 million, $8.4 million and $12.9 million, respectively.

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

Competition

The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Allied Signal's Aircraft Landing Systems Division and the B.F. Goodrich Company. Both significant competitors are larger and have greater financial resources than the Company. The principal competitor for anti-skid systems is the Hydro-Aire Division of Crane Co. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France.

Backlog

Backlog at March 31, 1996 and 1995 amounted to approximately $150.5 million and $151.4 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 84% of total Company backlog at March 31, 1996 is expected to be shipped during the fiscal year ended March 31, 1997, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

Of the total Company backlog at March 31, 1996, approximately 24% was directly or indirectly for end use by the United States Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

Government Contracts

For the fiscal years ended March 31, 1996, 1995 and 1994, approximately 16%, 14%, and 15%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

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

Supplies and Materials

The principal raw materials used in the Company's wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. The Company purchases steel and aluminum forgings from several sources. Substantially all of the Company's carbon has been purchased from Hitco Technologies, Inc. ("Hitco") pursuant to supply arrangements. The Company is in litigation with Hitco concerning the respective obligations of the Company and Hitco under supply contracts and purchase orders. (See Item 3, "Legal Proceedings" and Note 13 to the consolidated financial statements.) The Company is in the process of expanding its existing carbon manufacturing facility as well as developing an alternative supplier such that upon termination of the Hitco contract adequate supplies of carbon will be available to meet demand. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary.

Personnel

At March 31, 1996, the Company had 1,160 full-time employees, of which 834 were employed by Aircraft Braking Systems (383 hourly and 451 salaried employees) and 326 were employed by Engineered Fabrics (203 hourly and 123 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Textile Workers' Union.

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

Item 2.   Properties

United States Facilities. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States which are individually owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio, and consists of approximately 754,000 square feet of manufacturing, engineering and office space. The Company is currently expanding this facility by an additional 21,000 square feet, to be used for the production of carbon materials. Engineered Fabrics' facility is located in Rockmart, Georgia, and consists of approximately 564,000 square feet of manufacturing, engineering and office space. The Company believes that its property and equipment are generally well-maintained, in good operating condition and adequate for its present needs.

Foreign Facilities. The Company occupies approximately 19,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. The Company also maintains sales and service offices in Rome and Toulouse, France.

Akron Facility Arrangements. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex formerly owned and operated by Loral Corporation and now owned by Lockheed Martin Corporation ("Lockheed Martin"). Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer, and steam). In addition to the 754,000 square feet owned by Aircraft Braking systems, the Company leases space within the Lockheed Martin complex of approximately 433,000 square feet . Aircraft Braking Systems is subject to annual occupancy payments to Lockheed Martin. During the fiscal year ended March 31, 1996, Aircraft Braking Systems made occupancy payments to Loral Corporation of $1.5 million. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

Item 3.   Legal Proceedings

On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. after Hitco threatened to breach existing supply contracts unless prices were renegotiated. Hitco has been the principal supplier of the carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, seeks damages in excess of $47 million, injunctive relief and specific performance requiring Hitco to perform its obligations pursuant to existing contracts and purchase orders. Hitco has counterclaimed in the matter seeking, among other things, damages up to $130 million for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. The Ohio court has issued a preliminary injunction ordering Hitco to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Hitco is presently seeking to have the injunction vacated or modified, and/or a declaratory judgment terminating Hitco's obligation to supply Aircraft Braking Systems at prices previously pertaining. In a related action, Hitco commenced suit in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio action, and the California case has been stayed.

Trial of the Ohio action is presently scheduled for January 1997 and discovery has been ongoing. Management intends to vigorously seek dismissal of the California action and to proceed in the Ohio case to maintain the preliminary injunction and otherwise to protect Aircraft Braking Systems' carbon supply as well as to seek damages from Hitco. Based upon the court's opinion to date, advice of counsel and its own assessment of the matters in dispute, management does not expect the outcome of the litigation to be unfavorable to the Company.

Aircraft Braking Systems has defended a patent infringement suit filed on January 31, 1991, by the B.F. Goodrich Company in the United States District Court for the District of Delaware. The suit alleged infringement by Aircraft Braking Systems of two Goodrich patents related to the structure and method of overhaul of aircraft brake assemblies. On November 10, 1994, the court dismissed the plaintiff's claims and held that the patents were invalid and that the Company's brake assemblies did not infringe the patents. This decision was also upheld on appeal.

In addition to the foregoing, there are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.

Environmental Matters

The Company's manufacturing operations are subject to various environmental laws and regulations administered by federal, state and local agencies. Management continually assesses its obligations and compliance with respect to these requirements. Based upon these assessments, the Company believes that its manufacturing facilities are in substantial compliance with all applicable existing federal, state and local environmental laws and regulations. New environmental protection laws that will be effective in 1997 and thereafter, may require the installation of air pollution and wastewater treatment control equipment at the Company's manufacturing facilities. However, the Company does not believe that its environmental expenditures, if any, will have a material adverse effect on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholders Matters

There is no trading market for the Company's common stock. All of the Class A common stock of the Company except one share (which is owned by CBC Capital Partners, Inc., an affiliate of Chemical Banking Corporation) is owned by Bernard L. Schwartz ("BLS"), Chairman of the Company. All of the Class B common stock is owned by Loral Space & Communications Ltd. ("Loral Space"), a newly formed public company spun-off from Loral Corporation . All of the preferred stock (except 44,999 shares owned by CBC Capital Partners, Inc.) is owned by four limited partnerships of Lehman Brothers Holdings Inc. ("LBH"). (See "Security Ownership of Certain Beneficial Owners and Management.")

Item 6.    Selected Financial Data

The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements.

                                                                                    FOR THE YEARS ENDED
                                                                                         MARCH 31,
                                                             ----------------------------------------------------------------
                                                                1996          1995         1994          1993          1992
                                                                ----          ----         ----          ----          ----
                                                                                      (In Thousands)
INCOME STATEMENT DATA:
     Net sales..........................................     $264,736       $238,756     $226,131      $277,107      $295,490
     Cost of sales......................................      180,435        164,697      159,751       199,002       209,552
                                                             --------       --------     --------      --------      --------
     Gross Margin                                              84,301         74,059       66,380        78,105        85,938
     Independent research and development...............        9,767          8,363       12,858        11,417        14,130
     Selling, general and administrative expenses.......       22,564         19,208       22,421        24,154        24,047
     Amortization.......................................       10,415         10,411       10,884        10,258        10,306
                                                             --------       --------     --------      --------      --------
     Operating income...................................       41,555         36,077       20,217        32,276        37,455
     Interest expense, net..............................       41,048         46,250       51,953        53,486        52,179
                                                             --------       --------     --------      --------      --------
     Income (loss) before extraordinary charge and
          cumulative effect of accounting changes.......          507        (10,173)     (31,736)      (21,210)      (14,724)
     Extraordinary charge...............................       (1,913)(a)         --           --        (2,477)(b)      (992)(b)
     Cumulative effect of accounting changes ...........           --             --       (2,305)(c)   (73,540)(d)        --
                                                             --------       --------     --------      --------      --------
     Net loss...........................................     $ (1,406)      $(10,173)    $(34,041)     $(97,227)     $(15,716)
                                                             ========       ========     ========      ========      ========

BALANCE SHEET DATA (at end of period):
     Working capital....................................     $ 36,327       $ 48,025     $ 53,091      $ 70,028      $ 77,606
     Total assets.......................................      416,037        429,074      446,880       489,968       518,938
     Long-term obligations (a)(e).......................      390,261        406,933      484,407       480,580       405,111
     Stockholders' equity (deficiency) (d)(e)...........      (39,701)       (34,748)     (90,355)      (51,868)       48,331

OTHER DATA (for the period):
     Capital expenditures, net..........................       10,418          2,824        3,127         4,670         3,986
     Depreciation and amortization......................       18,921         18,843       20,527        19,862        19,501
     Non-cash interest - Convertible Debentures (e).....           --          3,950        8,443         7,282         6,213
     Non-cash interest - financing costs................        1,561          1,482        1,480         1,507         2,467

(a) On December 28, 1995, the Company redeemed $30 million principal amount of the 13 3/4% Senior Subordinated Debentures. In connection therewith, the Company recorded an extraordinary charge of $1.913 million. (See Note 7 to the consolidated financial statements.)

(b) The extraordinary charge of $2.477 million and $.992 million relates to the accelerated amortization of unamortized financing costs associated with the prepayment in full of the senior term loan in fiscal year 1993 and the partial prepayment of the senior term loan in fiscal year 1992.

(c) Represents cumulative effect of the change in method of accounting for the discounting of liabilities for workers' compensation losses. (See Note 2 to the consolidated financial statements.)

(d) Includes cumulative effect of accounting change for Statement of Financial Accounting Standards No. 106 and the change in method of accounting for certain overhead costs in inventory.

(e) On September 2, 1994, K & F retired the $65.4 million principal amount of 14 3/4% Subordinated Convertible Debentures, held by Loral Corporation in exchange for $12.76 million in cash and 22.5% of equity. As a result, K & F stockholders' equity was increased by $65.4 million and long-term debt was reduced by an equal amount. (See Note 9 to the consolidated financial statements.)

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

Aircraft Braking Systems generates approximately 75% of its revenues through the sale of replacement parts for wheels and braking systems previously manufactured by the Company and its predecessors and installed on over 30,000 commercial, general aviation and military aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production. Research, development and design expenditures are charged to operations when incurred. Original wheel and brake equipment supplied to aircraft manufacturers at or below the cost of production ("Program Investments") are charged to operations when delivered to the aircraft manufacturers. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from the sales of replacement parts over the life of the aircraft. The Company has invested and will continue to invest significant resources to have its products selected for use on new commercial airframes, focusing particularly on medium- and short-range aircraft. During the three years ended March 31, 1996, the Company spent an aggregate of $108 million for research, development, design and Program Investments. As a result of these efforts, the Company has been selected as a basic supplier of wheels and carbon brakes on the Airbus A-321, the sole supplier of wheels, carbon brakes and anti-skid systems on the MD-90, the sole supplier of wheels and brakes for the Saab 2000, the Canadair Regional Jet, the Lear 60, the Fairchild Metro 23 and as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340. These programs are in the early stages of their life cycles and represent significant future revenue opportunities for the Company.

Results of Operations

Fiscal Year 1996 Compared with Fiscal Year 1995

SALES. Sales for fiscal year 1996 totaled $264.7 million reflecting an increase of $26.0 million or 10.9% compared with the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $16.6 million, primarily on the DC-9, DC-10, MD-80, MD-90 and Fo-100 programs, partially offset by lower general aviation sales of $4.7 million on various aircraft. Military sales increased $14.1 million primarily on the F-16 program.

GROSS MARGIN. The gross margin for fiscal year 1996 was 31.8% compared with 31.0% for fiscal year 1995. This increase was primarily due to operating efficiencies and the overhead absorption effect relating to the higher sales volume, partially offset by higher shipments of original equipment to airframe manufacturers at or below the cost of production.

INDEPENDENT RESEARCH AND DEVELOPMENT. Independent Research and Development costs were $9.8 million in fiscal year 1996 compared with $8.4 million in fiscal year 1995 or 3.7% and 3.5% of sales for fiscal years 1996 and 1995, respectively. This increase was primarily due to higher costs relating to carbon research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.4 million in fiscal year 1996 compared with fiscal year 1995. This increase was primarily due to a provision made against accounts receivable during fiscal year 1996, higher performance related incentive compensation and foreign tax related expenses. The provision against accounts receivable was primarily for two of the Company's customers (Fokker Aviation and Business Express) who filed for bankruptcy during fiscal year 1996.

INTEREST EXPENSE, NET. Net interest expense decreased $5.2 million in fiscal year 1996 compared with the prior year. This decrease was due to the retirement of the 14 3/4% Subordinated Convertible Debentures (the "Convertible Debentures") on September 2, 1994 (see Note 9 to the consolidated financial statements), and the redemption of $30 million principal amount of the 13 3/4% Senior Subordinated Debentures (the "Subordinated Debentures ") on December 28, 1995. (See Note 7 to the consolidated financial statements.)

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

INDEPENDENT RESEARCH AND DEVELOPMENT. Independent research and development costs were $8.4 million in fiscal year 1995 compared with $12.9 million in fiscal year 1994 or 3.5% and 5.7% of sales for fiscal years 1995 and 1994, respectively. This decrease was primarily due to the incurrence of lower costs associated with the MD-90 and A-321 programs. The majority of the design and development efforts relating to these programs has already been completed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3.2 million in fiscal year 1995 compared with fiscal year 1994. This decrease is primarily due to cost reductions implemented during fiscal year 1994.

INTEREST EXPENSE, NET. Net interest expense decreased $5.7 million in fiscal year 1995 compared with the prior year. This decrease was due to the retirement of the Convertible Debentures on September 2, 1994 (see Note 9 to the consolidated financial statements) and due to a lower average principal balance on the Senior Revolving Loan (the "Revolving Loan").

Effective April 1, 1993, the Company changed its method of accounting for the discounting of liabilities for workers' compensation losses, to use a risk-free rate rather than its incremental borrowing rate. The cumulative effect for periods prior to April 1, 1993, of this change amounted to $2.3 million and is included as an increase to the net loss for the fiscal year ended March 31, 1994. (See Note 2 to the consolidated financial statements.)

Liquidity and Financial Condition

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowing under the Revolving Loan. The Company's long-term indebtedness decreased from $310 million at March 31, 1995 to $294 million at March 31, 1996. This decrease was due to the redemption of $30 million principal amount of the Company's Subordinated Debentures on December 28, 1995. The Company will apply this redemption to the mandatory sinking fund payment required to be made on the Subordinated Debentures on August 1, 1999. The Company used cash on hand and borrowing from the Revolving Loan to redeem the Subordinated Debentures. In connection therewith, the Company recorded an extraordinary charge of $1.913 million, consisting of redemption premiums and the write-off of unamortized financing costs. (See Note 7 to the consolidated financial statements.)

On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral Corporation, in exchange for $12.76 million in cash and 458,994 shares of Class B common stock representing 22.5% of equity. The cash portion of this transaction was funded with the proceeds from the sale of capital stock to K & F's principal stockholders. As a result, K & F's stockholders' equity was increased by $65.4 million and long-term debt was reduced by an equal amount. (See Note 9 to the consolidated financial statements.)

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make investments in equipment for new airframes. Debt principal amortization commences August 1, 1999. The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowing under its $70 million Revolving Loan (maturing April 27, 1997 and which is subject to a borrowing base of eligible accounts receivable and inventory). At March 31, 1996, the Company had $40.6 million available to borrow under its Revolving Loan.

Contingency

Aircraft Braking Systems has been purchasing substantially all of the carbon for its carbon brakes from Hitco under supply arrangements. The contracts and commitments between Aircraft Braking Systems and Hitco are now the subject of litigation. (See Item 3, "Legal Proceedings" and Note 13 to the consolidated financial statements.) During fiscal year 1996, Hitco threatened to interrupt deliveries of carbon unless prices were renegotiated. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon manufacturing facilities. Hitco has been preliminarily enjoined from refusing to supply Aircraft Braking Systems with carbon pursuant to the existing contracts and purchase orders. It is anticipated that Hitco's obligation to continue to supply carbon will terminate by the latter of December 1996 or such time as the alleged breaches of contract by Hitco are remedied.

The Company has commenced a major expansion of its existing carbon manufacturing facility in Akron, Ohio, which will provide a five-fold increase in the Company's own carbon production capacity. The project is expected to be completed during the first quarter of calendar year 1997 and, when fully operational, will provide the Company with sufficient capacity to meet substantially all, if not all, of its requirements for carbon brake production at the current level of business. The Company is also developing an alternate supplier for carbon. A loss of carbon supply for the carbon brakes manufactured by Aircraft Braking Systems would have a material, adverse affect on the Company's business and financial condition. Because of the injunction obtained in the litigation with Hitco, management does not anticipate that the Company's supply of carbon from Hitco will be interrupted prior to the first quarter of calendar year 1997.

Capital Expenditures

The Company had additions to fixed assets of $10.4 million and $2.8 million for the fiscal years ended 1996 and 1995, respectively. The increase during fiscal year 1996 as compared with fiscal year 1995 was primarily due to construction of a 21,000 square foot expansion to the carbon manufacturing building at the Company's Akron, Ohio facility. Capital spending for fiscal year 1997 is expected to be approximately $15.0 million which will principally be used for the completion of this new carbon facility.

Inflation

A majority of the Company's sales are conducted through annually established price lists and long-term contracts. The effect of inflation on the Company's sales and earnings is minimal because the selling prices of such price lists and contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company has determined the effect of SFAS No. 121, upon adoption, to be immaterial to its results of operations and financial position. (See Note 2 to the consolidated financial statements.)

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages (but does not require) adoption of the fair value method of accounting for stock-based compensation plans. Entities may continue to measure compensation costs for those plans using the intrinsic method of accounting, but must make pro forma disclosures about the impact on results of operations as if the fair value method of accounting had been applied. The Company is currently evaluating the impact, if any, of SFAS No. 123. (See Note 2 to the consolidated financial statements.)

Item 8.   Financial Statements and Supplementary Data

See the financial statements, together with the auditors' reports thereon, appearing on pages F-1 to F-17 hereof.

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

         NAME                        AGE         POSITION(S)
         ----                        ---         -----------
         Bernard L. Schwartz*        70          Chairman of the Board
                                                 and Chief Executive Officer
         Herbert R. Brinberg*        70          Director
         Ronald H. Kisner*           47          Director
         John R. Paddock*            42          Director
         James A. Stern**            45          Director
         A. Robert Towbin**          60          Director
         Alan H. Washkowitz**        55          Director
         Donald E. Fogelsanger       70          President
         Kenneth M. Schwartz         45          Executive Vice President
         Dirkson R. Charles          32          Chief Financial Officer

- ----------------------

 *   Designated as director by BLS pursuant to the Stockholders Agreement.

** Designated as director by Lehman Brothers Holdings Inc. ("LBH") pursuant to the Stockholders Agreement.

Mr. Bernard L. Schwartz has been Chairman and Chief Executive Officer of the Company since 1989. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Space & Communications Ltd. since April 1996. From 1972 to
April 1996 Mr. Schwartz was Chairman and Chief Executive Officer of Loral Corporation. Mr. Schwartz is Chairman and Chief Executive Officer of Globalstar Telecommunications Limited, Vice Chairman of the Board of Directors of Lockheed Martin Corporation, a Director of Reliance Group Holdings, Inc. and certain subsidiaries, a Director of First Data Corporation and a Trustee of New York University Medical Center.

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

Dr. Paddock is a licensed psychologist who has maintained an independent practice of psychotherapy, assessment and consultation in Atlanta, Georgia since 1982. He has also been President of the Georgia Psychological Association (1993-1994), Director of Training for the Georgia School of Professional Psychology, Adjunct Associate Professor of Psychology at Emory University, Assistant Professor of Psychology at Kennesaw State College, and Southern Region Coordinator for National Employee Assistance Services. Currently, he is visiting Associate Professor of Psychology at Emory, and holds positions as Adjunct Clinical Assistant Professor in the Department of Psychiatry at Emory, and is Adjunct Professor of Psychology at Georgia Institute of Technology.

Mr. Stern is Chairman of The Cypress Group L.L.C., a private merchant bank. He was a Managing Director of Lehman Brothers from 1984 to 1994. From 1989 to 1994, Mr. Stern was also head of the Merchant Banking Group of Lehman Brothers.

He was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. from 1982 to 1984. Mr. Stern is also a director of Infinity Broadcasting Corporation, R.P. Scherer Corp., Noel Group Inc., Lear Seating Corporation and Cinemark USA, Inc.

Mr. Towbin joined Unterberg Harris in September of 1995 as a Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers High Technology Investment Banking Group from January 1987 until January of 1994. Prior to joining Lehman Brothers, Mr. Towbin was Vice Chairman, Member of the Executive Committee and Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. from 1986 to 1987. From 1983 to 1986, Mr. Towbin was Vice Chairman, and from 1977 to 1983 he was General Partner of L.F. Rothschild, Unterberg, Towbin. From 1959 to 1977, Mr. Towbin was General Partner of C.E. Unterberg, Towbin Co. Mr. Towbin is also a Director of Bradley Real Estate Trust, Columbus New Millennium Fund, Gerber Scientific, Inc. and Globalstar Telecommunications Limited.

Mr. Washkowitz has been a Managing Director of Lehman Brothers since 1984. He was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. from 1978 to 1984. Mr. Washkowitz began in the Corporate Finance Department of Kuhn Loeb & Co. in 1968 and became a general partner of the firm in 1975. Mr. Washkowitz is also a director of Illinois Central Corporation and Lear Seating Corporation.

Mr. Fogelsanger has been President of the Company since January 1996. From April 1989 to January 1996, Mr. Fogelsanger was the President of Aircraft Braking Systems Corporation. From 1987 to 1989 he was President of Loral Corporation's Aircraft Braking Systems Division. From January 1986 to March 1987 he was Vice President and General Manager of Goodyear Aerospace Corporation's ABS division. From 1980 to 1986 he was General Manager of Goodyear's Aircraft Tire
Operations. In 1968, Mr. Fogelsanger directed Goodyear's development of a crash-resistant fuel system for helicopters that was credited with saving hundreds of lives during the Vietnam War. He joined Goodyear in 1951.

Mr. Kenneth M. Schwartz has been Executive Vice President of the Company since January 1996. From June 1989 to January 1996, Mr. Schwartz held the positions of Chief Financial Officer, Treasurer and Secretary. Previously he was the Corporate Director of Internal Audit for Loral Corporation since late 1987. From 1984 to 1987, Mr. Schwartz held the position of Director of Cost and Schedule Administration for Loral Electronic Systems. Prior to 1984, Mr. Schwartz held various other positions with Loral Electronic Systems and the accounting firm of Deloitte & Touche LLP.

Mr. Charles has been Chief Financial Officer of the Company since May 1996. From May 1993 to May 1996, Mr. Charles was the Controller of the Company. Previously he was the Manager of Accounting and Financial Planning. Prior to employment with the Company in 1989, Mr. Charles held various other positions with the accounting firm of Arthur Andersen & Co. LLP, which he joined in 1984.

Executive Officers of Aircraft Braking Systems
Corporation and Engineered Fabrics Corporation

Set forth below are the names, ages and positions of the executive officers of Aircraft Braking Systems and Engineered Fabrics. All executive officers hold office at the pleasure of their respective Board of Directors.

        Aircraft Braking Systems Corporation

                NAME                  AGE                          POSITION
                ----                  ---                          --------
         Ronald E. Welsch              61                          President
         Frank P. Crampton             52                   Vice President-Marketing
         Richard W. Johnson            52            Vice President-Finance and Controller
         James J. Williams             40                 Vice President-Manufacturing

        Engineered Fabrics Corporation

                NAME                  AGE                    POSITION
                ----                  ---                    --------
         Roger C. Martin               59                    President
         Terry L. Lindsey              51             Vice President-Marketing
         Anthony G. McCann             36            Vice President-Operations
         John A. Skubina               41              Vice President-Finance

Mr. Welsch has been President of Aircraft Braking Systems Corporation since January 1996. From November 1994 to January 1996, Mr. Welsch held the positions of Executive Vice President and Chief Operating Officer. From September 1993 to November 1994, he was Executive Vice President. Prior to joining Aircraft Braking Systems, Mr. Welsch was General Manager of the GE 90 Commercial Engine program at General Electric Aircraft Engines and held various positions in management, including engineering, product support, marketing, product planning and program management, over the course of 26 years. Mr. Welsch started his aviation career at Douglas Aircraft in 1958 and joined Northrop Corporation in 1961. He entered the U.S. Marine Corp Aviation following graduation from Purdue University.

Mr. Crampton was named Vice President of Marketing at Aircraft Braking Systems in March 1987. He had been Director of Business Development for Goodyear Aerospace Corporation's Wheel and Brake Division since 1985. Prior to that assignment, he was the divisional manager of Program Operations since 1983. Mr. Crampton joined Goodyear in 1967. He became Section Manager in Commercial Sales in 1977, a product marketing manager in 1978 and Divisional Sales Manager in 1979. In August of 1982, he joined manufacturing as the manager of the manufacturing process organization. He also worked for NASA at the Johnson Space Center, Houston, Texas from 1963 to 1966.

Mr. Johnson has been Vice President of Finance and Controller at Aircraft Braking Systems since April 1989. From 1987 to 1989 he was Vice President of Finance and Controller of Loral Corporation's Aircraft Braking Systems Division. Prior to this assignment, he had spent 22 years with Goodyear Aerospace Corporation, including one year as the Controller of the wheel and brake division. Mr. Johnson joined Goodyear Aerospace Corporation in 1966. He became Manager of Accounting in 1979 for the Centrifuge Equipment Division of Goodyear Aerospace Corporation after holding various positions in the Defense Systems Division.

Mr. Williams was named Vice President of Manufacturing at Aircraft Braking Systems in May 1992. He had been Director of Manufacturing since joining Aircraft Braking Systems in September 1989. Previously from April 1985 to August 1989 he was Branch Manager of Refurbishment Operations at United Technologies responsible for the refurbishment process of the Solid Rocket Boosters on the Shuttle Program. Mr. Williams started his aviation career in 1975 in the Air Force as a Hydraulic Systems Specialist. He was Superintendent, Manufacturing at Fairchild Republic Company from 1979 to 1983, followed by Manager, B-1B Manufacturing Operations at Rockwell International Corporation from 1983 to 1985.

Mr. Martin has been President of Engineered Fabrics Corporation since 1987. From June 1984 until 1987, he was General Manager of GAC's Engineered Fabrics Division. Mr. Martin has been continuously employed by Goodyear, GAC, Loral Corporation and K & F for the past 34 years. Other positions Mr. Martin held with Goodyear include General Manager, Program Manager and a number of research positions. He holds a patent for elastomeric protective coating for metal storage reels.

Mr. Lindsey has served as Vice President of Business Development since 1989. He has been with Goodyear Aerospace Corporation, Loral Corporation and K & F since 1977. Prior to this he had 12 years of federal service with the US Army. He joined GAC as Contract Administrator of the Industrial Brake Operation in Berea, Kentucky, and transferred to Engineered Fabrics in 1979 as Manager of Contracts.

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

Item 11.   Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for the past three years paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries.

                                                -------------------------   ---------------------
                                                          Annual                  Long-Term
                                                       Compensation              Compensation
- ------------------------------------------------------------------------------------------------------------------
                                                                                                         All other
                                                                              Options      LTIP           Compen-
                                      Fiscal       Salary          Bonus      Granted     Payouts        sation(a)
Name and Principal Position            Year         ($)             ($)         (#)         ($)             ($)
- ------------------------------------------------------------------------------------------------------------------
Bernard L. Schwartz                    1996     1,770,500(b)           --        --           --              --
Chairman of the Board and Chief        1995     1,779,500(b)           --        --           --              --
Executive Officer                      1994     1,859,800(b)           --        --           --              --
- ------------------------------------------------------------------------------------------------------------------
Kenneth M. Schwartz                    1996       321,815(b)      115,000        --       13,333           4,196
Executive Vice President of K & F      1995       283,600(b)      105,000        --           --           3,565
Industries, Inc.                       1994       176,418          37,500        --           --           3,404
- ------------------------------------------------------------------------------------------------------------------
Donald E. Fogelsanger                  1996       196,000         125,000        --       13,333          22,829
President of  K & F Industries, Inc.   1995       198,538         120,000        --           --          19,442
                                       1994       185,000              --        --           --          18,949
- ------------------------------------------------------------------------------------------------------------------
Ronald E. Welsch(c)                    1996       172,000          70,000        --       10,000          38,533
President of Aircraft Braking          1995       162,769          78,000        --           --           3,806
Systems                                1994        90,359              --       500           --           2,026
- ------------------------------------------------------------------------------------------------------------------
Roger C. Martin                        1996       136,674          55,000        --        8,333          11,489
President of Engineered Fabrics        1995       132,767          55,500        --           --          10,520
Corporation                            1994       127,000              --        --           --          10,545
- ------------------------------------------------------------------------------------------------------------------

(a) Includes the following: (i) Company contributions to individual 401(k) plan accounts for fiscal years 1996, 1995 and 1994, respectively: Mr. K. Schwartz - $3,996, $3,375 and $3,225; Mr. Fogelsanger - $4,050, $3,475 and
     $2,719; Mr. Welsch - $4,050, $3,446 and $1,848; Mr. Martin - $4,050, $3,110
     and $3,161; (ii) the value of supplemental life insurance programs for fiscal years 1996, 1995 and 1994, respectively: Mr. K. Schwartz - $200, $190 and $179; Mr. Fogelsanger - $18,779, $15,967 and $16,230; Mr. Welsch -
     $1,107, $360 and $178; Mr. Martin - $7,439, $7,410 and $7,384; and (iii)
     $33,376 paid to Mr. Welsch for moving expenses incurred in connection with his employment.

(b) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral Space who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. BLS has designated that $100,000 of the aggregate advisory fee be paid to Kenneth M. Schwartz, which is included in his fiscal years 1996 and 1995 salaries.

(c) Compensation for fiscal year 1994 for Mr. Welsch reflects less than a full year, as his employment date was September 8, 1993.

                        OPTION GRANTS IN LAST FISCAL YEAR

There were no grants of stock options by the Company, during fiscal year 1996, to the named executive officers.




                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTIONS VALUES

- ----------------------------------------------------------------------------------------------------------------------
                                                                                                            Value of
                                                                                 Number of                Unexercised
                                                                                Unexercised               In-the-Money
                                                                                 Options at                Options at
                                                                                 FY-End (#)              FY-End ($)(1)
                                                                         ---------------------------------------------
                                     Shares
                                  Acquired on              Value                Exercisable/              Exercisable/
                Name              Exercise (#)         Realized ($)            Unexercisable             Unexercisable
- ----------------------------------------------------------------------------------------------------------------------
Bernard L. Schwartz                    0                     0                           0                    0/0

Kenneth M. Schwartz                    0                     0                   1,125/375                    0/0

Donald E. Fogelsanger                  0                     0                   2,250/250                    0/0

Ronald E. Welsch                       0                     0                     125/375                    0/0

Roger C. Martin                        0                     0                   1,250/250                    0/0
- ----------------------------------------------------------------------------------------------------------------------

(1) None of the Company's stock is currently publicly traded. All options were granted at book value computed as of the date of Acquisition.

LONG-TERM INCENTIVE PLAN AWARDS

Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction) in three equal annual installments starting on January 15th following each fiscal year-end. All nonvested amounts are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. The following awards were earned for the individuals named in the Summary Compensation Table during fiscal years 1996 and 1995, respectively: Mr. K. Schwartz $45,000 and $40,000; Mr. Fogelsanger $50,000 and $40,000; Mr. Welsch $36,000 and $30,000; and Mr.
Martin $27,000 and $25,000.

THE RETIREMENT PLAN

The Company established, effective May 1, 1989, as amended, the K & F Industries Retirement Plan for Salaried Employees (the "Company Retirement Plan"), a defined benefit pension plan. The Company has received a favorable determination letter from the Internal Revenue Service that the Company Retirement Plan is a qualified plan under the Internal Revenue Code. The terms of the Company Retirement Plan are as follows: a non-contributory benefit and a contributory benefit. The cost of the former is borne by the Company; the cost of the latter is borne partly by the Company and partly by the participants. Salaried employees who have completed at least six months of service and satisfied a minimum earnings level are eligible to participate in the contributory portion of the Company Retirement Plan; salaried employees become participants in the non-contributory portion on their date of hire. The Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Plan provides an annual benefit equal to the greater of: 60% of the participant's aggregate contributions; or, average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (a) 2.4% times years of continuous service up to 10, plus, (b) 1.8% times additional years of such service up to 20, plus, (c) 1.2% times additional years of such service up to 30, plus, (d) 0.6% times all additional such service above 30 years.

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

The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in the amended plan of K & F and Aircraft Braking Systems and the supplemental plan, are $200,000 for Mr. K. Schwartz; $109,000 for Mr. Fogelsanger; and $32,000 for Mr. Welsch. BLS does not participate in either plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65; (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (c) participation in the contributory portion of the plan will continue at current levels. The Company has a similar plan at Engineered Fabrics in which Mr. Martin participates. Estimated annual benefits for Mr. Martin are $83,000 using the assumptions in
(a), (b) and (c) above.

For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

COMPENSATION OF DIRECTORS

The Board of Directors held four meetings during the fiscal year ended March 31, 1996. Non-equity members of the Board of Directors receive annual fees of $12,000 per year. Messrs. Towbin, Washkowitz and Stern (three directors designated by LBH pursuant to the Stockholders Agreement) waived any compensation for services as a director for the fiscal year ended March 31, 1996. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

ADVISORY AGREEMENT

The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral Space who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own at least 135,000 shares of common stock of the Company.

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

PART IV

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the capital stock of the Company as of June 1, 1996.

                                                Number of Shares        Number of Shares      Number of Shares         Percentage
                                                   of Class A              of Class B           of Preferred          Ownership of
                                                  Common Stock            Common Stock            Stock(a)          Capital Stock(b)
                                                  ------------            ------------            --------          ----------------
Bernard L. Schwartz......................           553,343(c)                   --                    --                 27.12%
*Lehman Brothers Merchant Banking
 Portfolio Partnership L.P. .............                --                      --               478,387(d)              23.45
*Lehman Brothers Offshore Investment
 Partnership L.P. .......................                --                      --               129,745(e)               6.36
*Lehman Brothers Offshore Investment
 Partnership - Japan L.P. ...............                --                      --                49,348(e)               2.42
*Lehman Brothers Capital Partners II,
 L.P. ...................................                --                      --               325,156(f)              15.94
CBC Capital Partners, Inc. ..............                 1                                        44,999                  2.21
Loral Space & Communications Ltd. .......                --                 458,994                    --                 22.50
                                                    -------                 -------             ---------                ------
                                                    553,344                 458,994             1,027,635                100.00%
                                                    =======                 =======             =========                ======

*Collectively referred to as the "Lehman Investors."

(a) The preferred stock is convertible into Class A common stock on a one-for-one basis.

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

(d) LBI Group Inc. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(e) Lehman Brothers Offshore Partners Ltd. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(f) LBH is the general partner of the limited partnership. The limited partnership is a fund for employees of LBH and its affiliates.

Stockholders Agreement

The Company, BLS, the Lehman Investors, CBC Capital Partners, Inc. and Loral Space (each, a "Stockholder") entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") dated as of September 2, 1994, which contains certain restrictions with respect to the transferability of the Company's capital stock, certain rights granted by the Company with respect to such shares and certain voting and other arrangements. The Stockholders Agreement will terminate as of such time as more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities ("Common Equivalents") then outstanding have been sold pursuant to one or more public offerings, except that the registration rights continue as to any common stock held by parties thereto as long as they own their shares, and the voting provisions contained in the Stockholders Agreement terminate on September 2, 2004.

The Stockholders Agreement provides that the Company's Board of Directors be comprised initially of 7 directors. BLS is entitled to (i) appoint a majority of the directors as long as he and his affiliates own at least 135,000 shares of common stock, (ii) three directors as long as he and his affiliates own at least 100,000 shares of common stock, and (iii) one director as long as he and his affiliates own any shares of common stock. The Lehman Investors are entitled to (i) appoint three directors as long as they collectively own at least 100,000 Common Equivalents, (ii) a majority of the directors if (a) they own at least 135,000 shares of common stock and (b) BLS dies or becomes disabled or owns less than 135,000 shares of Common Equivalents, and (iii) one director as long as they own any Common Equivalents. If and for so long as Loral Space and its affiliates own any shares of voting common stock, at the request of Loral Space, the number of members of the Board of Directors shall be increased to 9, Loral Space shall be entitled to designate one member of the Board of Directors, and the remaining member shall be designated by the stockholder which at such time has the right to designate a majority of the Board of Directors. The Company's by-laws provide that the following corporate actions will require the vote of at least one Lehman Investor designated director including (with certain limited exceptions) (i) mergers, consolidations or recapitalization, (ii) issuances of capital stock or preferred stock, (iii) repurchases of and dividends on capital stock, (iv) issuance of employee options representing more than 50,000 shares of common stock, (v) dissolution or liquidation of the Company, (vi) acquisition, sale or exchange of assets in excess of $5,000,000, (vii) the incurrence of debt or liens in excess of $10 million in the aggregate, (viii) the making of loans, investments or capital expenditures in excess of $10 million, (ix) transactions with affiliates and (x) prepayments of or amendments to any amount of financing in excess of $10 million. The Stockholders Agreement provides that the Charter and By-laws of the Company in effect on the closing date of the Acquisition may not be amended without the consent of the Lehman Investors designated director for so long as the Lehman Investors or its affiliates own at least 100,000 shares of the outstanding capital stock.

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

Item 13.   Certain Relationships and Related Transactions

General

BLS owns 27.12% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman and Chief Executive Officer of Loral Space. Prior to that he was Chairman and Chief Executive Officer of Loral Corporation. Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

In May 1996, K & F purchased $343,000 principal amount of the Company's Subordinated Debentures from A. Robert Towbin, who is a member of the Board of Directors of the Company, at a price of 103.65% of the principal thereof plus accrued interest.

The Company has agreed to pay Ronald H. Kisner, who is a member of the Board of Directors of the Company, a monthly retainer of $6,000 during fiscal year 1997 for legal services.

On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral Corporation. (See Note 9 to the consolidated financial statements.)

The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral Space who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own at least 135,000 shares of common stock of the Company.

The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS and other advisors ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $200,000 in fiscal year 1996.

Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. No payments were made during the three years ended March 31, 1996.

Pursuant to agreements between K & F and Loral Corporation, the parties provided services to each other and share certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral Corporation were as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral Corporation were $3.6 million, $3.0 million and $3.0 million in fiscal years 1996, 1995 and 1994, respectively. Billings to Loral Corporation were $2.7 million, $.2 million and $1.1 million in fiscal years 1996, 1995 and 1994. Purchases from Loral Corporation were $2.2 million, $1.9 million and $4.2 million in fiscal years 1996, 1995 and 1994. Included in accounts receivable and accounts payable at March 31, 1996 is $3.5 million and $2.3 million. Included in accounts receivable and accounts payable at March 31, 1995 is $.7 million and $1.8 million. K & F will continue these arrangements and reimburse Loral Space for real property occupancy, benefits administration and legal services.

On April 22, 1996, Lockheed Martin acquired the defense electronics and systems integration businesses of Loral Corporation which included the Akron, Ohio, facility. The various occupancy and service agreements affecting the Akron, Ohio, facility will remain in full force and effect. K & F will continue to reimburse Lockheed Martin for real property occupancy, and costs relating to shared easements and services.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Index to Financial Statements:

                                                                           Page
                                                                           ----
K & F Industries, Inc. - Consolidated Financial Statements:

      Independent Auditors' Report                                          F-1

      Consolidated Balance Sheets as of March 31, 1996 and 1995             F-2

      Consolidated Statements of Operations for the Years Ended
         March 31, 1996, 1995 and 1994                                      F-3

      Consolidated Statements of Stockholders' Deficiency
         for the Years Ended March 31, 1996, 1995 and 1994                  F-4

      Consolidated Statements of Cash Flows for the Years Ended
         March 31, 1996, 1995 and 1994                                      F-5

      Notes to Consolidated Financial Statements                            F-6

All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.08 through 10.13 and 10.17, 10.18 and
10.20 are management contracts or compensation plans.

(b) No reports on Form 8-K were filed for the three months ended March 31, 1996.

      Exhibits: See exhibit index below.

(c) Exhibits

      2.01 - Agreement for Sale and Purchase of Assets dated March 26, 1989 between Loral Corporation and the Registrant (1)

      3.01 - Amended and Restated Certificate of Incorporation of the Registrant (7)

      3.02  - Amended and Restated By-Laws of the Registrant (6)

      4.01  - Indenture for the 13 3/4% Senior Subordinated Debentures due 2001
              (1)

      4.02 - Indenture for the 14 3/4% Subordinated Convertible Debentures Due 2004 (1)

      4.03 - First Supplemental Indenture dated as of July 22, 1991 to Convertible Debenture Indenture (4)

      4.04 - Form of Indenture dated as of June 10, 1992 for the 11 7/8% Senior Secured Notes Due 2003 (5)

      4.05  - Form of 11 7/8% Senior Secured Notes due 2003 (5)

      4.06 - Form of Second Supplemental Indenture dated as of June 10, 1992 to Convertible Debenture Indenture (5)

      9.01 - Stockholders Agreement dated April 27, 1989 among the Registrant, Lehman Brothers Holdings Inc. ("LBH") and Bernard L. Schwartz ("BLS") (1)

     10.01 - Credit Agreement dated as of April 27, 1989 among the Registrant, Chemical Banking Corporation, as Agent and the Banks named therein
              (1)

     10.02 - Revolving Credit Agreement dated as of April 27, 1989 among Aircraft Braking Systems Corporation, Engineered Fabrics Corporation, the Agent and the Banks (1)

     10.03 - Securities Purchase Agreement dated as of April 27, 1989 among the Registrant, BLS and LBH (1)

     10.04  - Assumption Agreement dated as of April 27, 1989 (1)

     10.07 - Shared Services Agreement dated April 27, 1989 among Loral Corporation, the Registrant, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (1)

     10.08 - Director Advisory Agreement dated as of April 27, 1989 among the Registrant and BLS (1)

     10.09 - Non-Competition Agreement dated as of April 27, 1989 between the Registrant and BLS (1)

     10.10  - K & F Industries, Inc. Retirement Plan for Salaried Employees (5)

     10.11  - K & F Industries, Inc. Savings Plan for Salaried Employees (5)

     10.12 - Goodyear Aerospace Corporation Supplemental Unemployment Benefits Plan for Salaried Employees - Plan A (1)

     10.13  - The Loral Systems Group Release and Separation Allowance Plan (1)

     10.14 - Letter Agreement dated April 27, 1989 between the Registrant and Lehman Brothers Inc. (1)

     10.15  - Amendment and Waiver dated as of July 14, 1989 (1)

     10.16 - Amendment to Credit Agreement dated as of July 31, 1989 between K & F Industries, the Subsidiaries and the banks (2)

     10.17  - K & F Industries, Inc. 1989 Stock Option Plan (2)

     10.18  - K & F Industries, Inc. Executive Deferred Bonus Plan (2)

     10.19  - Amendment to the Credit Agreement dated as of June 26, 1991 (3)

     10.20  - K & F Industries, Inc. Supplemental Executive Retirement Plan

     10.21 - Securities Purchase Agreement dated as of July 22, 1991 among the Registrant, BLS and the Lehman Investors (4)

     10.24 - Securities Purchase Agreement among K & F Industries, Inc., BLS and the Lehman Brothers Partnerships dated, September 2, 1994 (6)

     10.25 - Amended and Restated Stockholders Agreement dated as of September 2, 1994 By and Among K & F Industries, Inc., BLS, the Lehman Brothers Partnerships, CBC Capital Partners, Inc. and Loral Corporation (6)

     10.26 - Agreement dated as of September 2, 1994 between K & F Industries, Inc. and Loral Corporation (6)

     10.27 - Form of Amended and Restated Revolving Credit Agreement dated as of June 10, 1992 among Chemical Bank, the Banks named therein, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (5)

     10.28  - Waiver and Consent dated as of August 26, 1994 (6)

     10.29  - Amendment of Stockholders Agreement dated November 8, 1994 (6)

     10.30 - Securities Conversion Agreement among K & F Industries, Inc. and the Converting Stockholders, dated November 8, 1994 (6)

     10.31 - First Amendment, dated April 6, 1995 to the Amended and Restated Revolving Credit Agreement (7)

     12.01  - Statement of computations of ratio of earnings to fixed charges
              (5)

     12.02 - Statement of computation of pro forma deficiency ratio of earnings to fixed charges (5)

     21.01  - Subsidiaries of the Registrant (1)

     24.01  - Powers of Attorney (See Signature Page)

     27.01  - Financial Data Schedule


- -----------------------
(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035.

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

(5) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028.

(6) Previously filed, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(7) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     K & F INDUSTRIES, INC.

     By: KENNETH M. SCHWARTZ
         --------------------------
           Kenneth M. Schwartz
           Executive Vice President


           Date: June 28, 1996
                 ------------------

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                   Title                                              Date
       ---------                                   -----                                              ----
           *                              Chairman of the Board, Chief                           June 28, 1996
- ------------------------                   Executive Officer and Director
Bernard L. Schwartz                        (principal executive officer)


KENNETH M. SCHWARTZ                       Executive Vice President                               June 28, 1996
- ------------------------
Kenneth M. Schwartz


DIRKSON R. CHARLES                        Chief Financial Officer (principal                     June 28, 1996
- ------------------------                   financial and accounting officer)
Dirkson R. Charles


           *                               Director                                              June 28, 1996
- ------------------------
Herbert R. Brinberg

           *                               Director                                              June 28, 1996
- ------------------------
Ronald H. Kisner

           *                               Director                                              June 28, 1996
- ------------------------
John R. Paddock

           *                               Director                                             June 28, 1996
- ------------------------
James A. Stern

           *                               Director                                             June 28, 1996
- ------------------------
A. Robert Towbin

           *                               Director                                             June 28, 1996
- ------------------------
Alan H. Washkowitz

*By: KENNETH M. SCHWARTZ                   Attorney-in-Fact                                     June 28, 1996
     -------------------
     Kenneth M. Schwartz

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of K & F Industries, Inc.:


We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
New York, New York
May 22, 1996

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,
                                                                                  --------------------------------
                                                                                       1996               1995
                                                                                       ----               ----
                                                      ASSETS
Current Assets:
  Cash and cash equivalents .................................................     $   2,412,000      $   8,493,000
  Accounts receivable, net ..................................................        35,228,000         33,548,000
  Inventory .................................................................        63,332,000         61,767,000
  Other current assets ......................................................           832,000          1,106,000
                                                                                  -------------      -------------
      Total current assets ..................................................       101,804,000        104,914,000
                                                                                  -------------      -------------

Property, Plant and Equipment - Net .........................................        65,044,000         63,132,000

Deferred Charges - Net of amortization of $9,452,000 and
   $6,975,000 ...............................................................        24,082,000         26,508,000

Cost in Excess of Net Assets Acquired - Net of amortization of
  $42,257,000 and $36,148,000 ...............................................       202,119,000        208,228,000

Intangible Assets - Net of amortization of $24,035,000 and
  $20,645,000 ...............................................................        22,988,000         26,292,000
                                                                                  -------------      -------------

Total Assets ................................................................     $ 416,037,000      $ 429,074,000
                                                                                  =============      =============


                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable ..........................................................     $  12,485,000      $  10,345,000
  Interest payable ..........................................................         8,217,000          8,771,000
  Other current liabilities .................................................        44,775,000         37,773,000
                                                                                  -------------      -------------
      Total current liabilities .............................................        65,477,000         56,889,000
                                                                                  -------------      -------------

Postretirement Benefit Obligation Other Than Pensions .......................        75,390,000         77,717,000

Other Long-Term Liabilities .................................................        20,871,000         19,216,000

Long-Term Debt ..............................................................       294,000,000        310,000,000

Commitments and Contingencies
  (Notes 12 and 13)

Stockholders' Deficiency:
  Preferred stock, $.01 par value - authorized, 1,050,000 shares; issued and outstanding, 1,027,635 shares (liquidation
    preference of $60,110,000) ..............................................            10,000             10,000
  Common stock, Class B, $.01 par value - authorized, 460,000 shares; issued and outstanding, 458,994 shares (liquidation
    preference of $26,848,000) ..............................................             5,000              5,000
  Common stock, Class A, $.01 par value - authorized, 2,100,000
    shares; issued and outstanding, 553,344 shares ..........................             6,000              6,000
  Additional paid-in capital ................................................       155,350,000        155,350,000
  Deficit ...................................................................      (184,049,000)      (182,643,000)
  Adjustment to equity for minimum pension liability ........................       (10,572,000)        (7,192,000)
  Cumulative translation adjustment .........................................          (451,000)          (284,000)
                                                                                  -------------      -------------
      Total stockholders' deficiency ........................................       (39,701,000)       (34,748,000)
                                                                                  -------------      -------------

Total Liabilities and Stockholders' Deficiency ..............................     $ 416,037,000      $ 429,074,000
                                                                                  =============      =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended March 31,
                                                             ---------------------------------------------------
                                                                  1996               1995               1994
                                                                  ----               ----               ----
Net sales ..............................................     $ 264,736,000      $ 238,756,000      $ 226,131,000

Cost of sales ..........................................       180,435,000        164,697,000        159,751,000
                                                             -------------      -------------      -------------

Gross Margin ...........................................        84,301,000         74,059,000         66,380,000

Independent research and development ...................         9,767,000          8,363,000         12,858,000

Selling, general and administrative expenses ...........        22,564,000         19,208,000         22,421,000

Amortization ...........................................        10,415,000         10,411,000         10,884,000
                                                             -------------      -------------      -------------

Operating income .......................................        41,555,000         36,077,000         20,217,000

Interest expense, net of interest income of $722,000,
  $374,000 and $96,000 .................................        41,048,000         46,250,000         51,953,000
                                                             -------------      -------------      -------------

Income (loss) before income taxes, extraordinary
    charge and cumulative effect of change in accounting
    principle ..........................................           507,000        (10,173,000)       (31,736,000)

Income Taxes ...........................................                --                 --                 --
                                                             -------------      -------------      -------------

Income (loss) before extraordinary charge and
  cumulative effect of change in accounting principle ..           507,000        (10,173,000)       (31,736,000)

Extraordinary charge from early extinguishment of
  debt .................................................        (1,913,000)                --                 --

Cumulative effect of change in method of accounting
  for the discounting of certain liabilities ...........                --                 --         (2,305,000)
                                                             -------------      -------------      -------------

Net loss ...............................................     $  (1,406,000)     $ (10,173,000)     $ (34,041,000)
                                                             =============      =============      =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                            Class B               Class A
                                 Preferred Stock          Common Stock          Common Stock
                                 ---------------          ------------          ------------
                                                                                                   Additional
                                 Shares                Shares                 Shares                 Paid-in
                                 Issued     Amount     Issued     Amount      Issued     Amount      Capital
                                 ------    -------     ------     ------      -------    ------    ------------
Balance, April 1, 1993.......    899,999   $ 9,000          --    $   --      484,616    $5,000    $ 89,986,000

  Net loss...................

  Pension adjustment.........

  Cumulative translation
    adjustment...............
                                 -------   -------     -------    -------     -------    ------    ------------

Balance, March 31, 1994          899,999     9,000          --         --     484,616     5,000      89,986,000

  Net loss...................

  Conversion of subordinated
    convertible debentures...                          458,994     5,000                             52,602,000

  Issuance of preferred stock    127,636     1,000                                                   10,799,000

  Issuance of common stock...                                                  68,728     1,000       1,963,000

  Pension adjustment.........

  Cumulative translation
    adjustment...............
                                 -------   -------     -------    -------     -------    ------    ------------

Balance, March 31, 1995......  1,027,635    10,000     458,994     5,000      553,344     6,000     155,350,000

    Net loss.................

    Pension adjustment.......

    Cumulative translation
        adjustment...........
                                 -------   -------     -------    -------     -------    ------    ------------

Balance, March 31, 1996......  1,027,635   $10,000     458,994    $5,000      553,344    $6,000    $155,350,000
                               =========   =======     =======    ======      =======    ======    ============


                                                   Adjustment
                                                  to Equity for
                                                     Minimum      Cumulative
                                                     Pension      Translation
                                    Deficit         Liability     Adjustment
                                    -------        -----------    ----------
Balance, April 1, 1993.......   $(138,429,000)    $ (3,052,000)   $(387,000)

  Net loss...................     (34,041,000)

  Pension adjustment.........                       (4,415,000)

  Cumulative translation
    adjustment...............                                       (31,000)
                                -------------     ------------    ---------

  Balance, March 31, 1994        (172,470,000)      (7,467,000)    (418,000)

  Net loss...................     (10,173,000)

  Conversion of subordinated
    convertible debentures...

  Issuance of preferred stock

  Issuance of common stock...

  Pension adjustment.........                          275,000

  Cumulative translation
    adjustment...............                                       134,000
                                -------------     ------------    ---------

Balance, March 31, 1995......    (182,643,000)      (7,192,000)    (284,000)

    Net loss.................     (1,406,000)

    Pension adjustment.......                       (3,380,000)

    Cumulative translation
        adjustment...........                                      (167,000)
                                -------------     ------------    ---------

Balance, March 31, 1996......   $(184,049,000)    $(10,572,000)   $(451,000)
                                =============     ============    =========

                (See notes to consolidated financial statements.)

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended March 31,
                                                                        --------------------------------------------
                                                                             1996           1995            1994
                                                                             ----           ----            ----
Cash Flows From Operating Activities:
  Net loss ..........................................................   $ (1,406,000)   $(10,173,000)   $(34,041,000)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Cumulative effect of change in accounting for the
        discounting of certain liabilities ..........................             --              --       2,305,000
      Depreciation ..................................................      8,506,000       8,432,000       9,643,000
      Amortization ..................................................     10,415,000      10,411,000      10,884,000
      Non-cash interest expense-convertible debentures ..............             --       3,950,000       8,443,000
      Non-cash interest expense-amortization of deferred
         financing charges ..........................................      1,561,000       1,482,000       1,480,000
      Provision for losses on accounts receivable ...................      1,548,000          63,000         450,000
      Extraordinary charge from early extinguishment of debt ........      1,913,000              --              --
      Changes in assets and liabilities:
      Accounts receivable ...........................................     (3,296,000)       (767,000)     16,797,000
         Inventory ..................................................     (1,664,000)      5,919,000       9,638,000
         Other current assets .......................................        274,000          90,000        (137,000)
         Accounts payable ...........................................      2,140,000       1,317,000      (5,298,000)
         Interest payable ...........................................       (554,000)        (47,000)       (438,000)
         Other current liabilities ..................................      7,002,000       2,791,000      (2,692,000)
         Postretirement benefit obligation other than pensions ......     (2,327,000)     (2,433,000)     (4,090,000)
         Other long-term liabilities ................................     (1,811,000)     (3,682,000)     (3,981,000)
                                                                        ------------    ------------    ------------

         Net cash provided by operating activities ..................     22,301,000      17,353,000       8,963,000
                                                                        ------------    ------------    ------------

Cash Flows From Investing Activities:
       Capital expenditures .........................................    (10,418,000)     (2,824,000)     (3,127,000)
       Deferred charges .............................................       (538,000)       (363,000)         74,000
                                                                        ------------    ------------    ------------

        Net cash used in investing activities .......................    (10,956,000)     (3,187,000)     (3,053,000)
                                                                        ------------    ------------    ------------

Cash Flows From Financing Activities:
    Payments of senior revolving loan ...............................     (9,000,000)    (20,000,000)    (43,500,000)
    Borrowings under senior revolving loan ..........................     23,000,000      10,000,000      37,000,000
    Payments of senior subordinated debentures ......................    (30,000,000)             --              --
    Premiums paid on early extinguishment of debt ...................     (1,126,000)             --              --
    Payment of subordinated convertible debentures ..................             --     (12,764,000)             --
    Proceeds from issuance of common and preferred stocks ...........             --      12,764,000              --
    Proceeds from sale and lease back transaction ...................             --              --       1,996,000
    Deferred charges - financing costs ..............................       (300,000)             --              --
                                                                        ------------    ------------    ------------
        Net cash used in financing activities .......................    (17,426,000)    (10,000,000)     (4,504,000)
                                                                        ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents ................     (6,081,000)      4,166,000       1,406,000

Cash and cash equivalents, beginning of year ........................      8,493,000       4,327,000       2,921,000
                                                                        ------------    ------------    ------------

Cash and cash equivalents, end of year ..............................   $  2,412,000    $  8,493,000    $  4,327,000
                                                                        ============    ============    ============

Supplemental Information:
   Interest paid during the year ....................................   $ 40,763,000    $ 41,239,000    $ 42,564,000
                                                                        ============    ============    ============

- --------------------------

Supplemental disclosure of non-cash financing activities:
   See Note 9 for a discussion of non-cash financing
       activities.
                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

         K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and anti-skid systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which derived approximately 88% of the Company's total revenues during fiscal year 1996 and Engineered Fabrics Corporation (collectively, the "Subsidiaries"), which derived approximately 12% of the Company's total revenues during fiscal year 1996.

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

         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements - 8 to 40 years; machinery, equipment, furniture and fixtures - 3 to 25 years; leasehold improvements over the life of the applicable lease or 10 years, whichever is shorter.

         Deferred Charges - Deferred charges consist primarily of financing costs ($7.7 million and $9.7 million, which is net of amortization (non-cash interest expense) of $6.9 million and $5.4 million in fiscal years 1996 and 1995, respectively), and program participation costs ($14.5 million and $15.4 million, which is net of amortization of $1.8 million and $1.0 million, in fiscal years 1996 and 1995, respectively) paid in connection with the sole-source award of wheels, brakes and anti-skid equipment on the McDonnell Douglas Corporation's MD-90 twin-jet program. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over periods of 8 to 12 years.

          Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is being amortized on the straight-line method over a period of 40 years.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Intangible Assets - Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 5 to 30 years.

         Evaluation of Long-Lived Assets - Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets in fiscal years 1996, 1995 and 1994 resulting from the Company's evaluations.

         Warranty - Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

         Business and Credit Concentrations - The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The United States Government accounted for approximately 16%, 14% and 15% of total sales for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. No other single customer accounted for 10% or more of consolidated revenues for the fiscal years then ended, and there were no significant accounts receivable from a single customer, except the United States Government, at March 31, 1996 or 1995.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Effective April 1, 1993, the Company changed its method of accounting for the discounting of liabilities for workers' compensation losses, to use a risk-free rate rather than its incremental borrowing rate. The cumulative effect for periods prior to April 1, 1993, of this change amounted to $2,305,000 and is included as an increase to the net loss for the fiscal year ended March 31, 1994. The effect of the change on the results of operations for the fiscal year ended March 31, 1994 was not material.

         Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This new standard is effective for fiscal years beginning after December 15, 1995. The Company has determined the effect of SFAS No. 121, upon adoption, to be immaterial to its results of operations and financial position.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages (but does not require) adoption of the fair value method of accounting for stock-based compensation plans. Entities may continue to measure compensation costs for those plans using the intrinsic method of accounting, but must make pro forma disclosures about the impact on results of operations as if the fair value method of accounting had been applied. This new standard is effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating the impact, if any, of SFAS No. 123.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

3.       ACCOUNTS RECEIVABLE

                                                                                             March 31,
                                                                                  -------------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
         Accounts receivable, principally from commercial
           customers...................................................           $32,704,000         $30,036,000

         Accounts receivable on U.S. Government and other
           long-term contracts.........................................             4,136,000           3,871,000

         Allowances....................................................            (1,612,000)           (359,000)
                                                                                  -----------         -----------

                  Total................................................           $35,228,000         $33,548,000
                                                                                  ===========         ===========

4.       INVENTORY

                                                                                             March 31,
                                                                                  -------------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
         Raw materials and work-in-process.............................           $39,656,000         $35,819,000

         Finished goods................................................            11,364,000          15,500,000

         Inventoried costs related to U.S.
           Government and other long-term contracts....................            12,312,000          11,072,000
                                                                                  -----------         -----------
                                                                                   63,332,000          62,391,000
         Less: unliquidated progress payments received,
           principally related to long-term government
           contracts...................................................                    --             624,000
                                                                                  -----------         -----------

                  Total................................................           $63,332,000         $61,767,000
                                                                                  ===========         ===========

5.       PROPERTY, PLANT AND EQUIPMENT

                                                                                             March 31,
                                                                                  -------------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
         Land..........................................................           $   661,000         $   661,000
         Buildings and improvements....................................            29,148,000          27,232,000
         Machinery, equipment, furniture and fixtures..................            95,315,000          86,813,000
                                                                                  -----------         -----------

                  Total................................................           125,124,000         114,706,000

         Less: accumulated depreciation and amortization...............            60,080,000          51,574,000
                                                                                  -----------         -----------

                  Total................................................           $65,044,000         $63,132,000
                                                                                  ===========         ===========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

6.       OTHER CURRENT LIABILITIES

                                                                                             March 31,
                                                                                  -------------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
         Accrued payroll costs.........................................           $15,756,000         $13,149,000
         Accrued taxes.................................................             7,783,000           6,978,000
         Accrued costs on long-term contracts..........................             5,195,000           6,477,000
         Accrued warranty costs........................................             8,023,000           5,248,000
         Postretirement benefit obligation other than pensions . .                  2,000,000           2,000,000
         Other.........................................................             6,018,000           3,921,000
                                                                                  -----------         -----------

                  Total................................................           $44,775,000         $37,773,000
                                                                                  ===========         ===========

7.       LONG-TERM DEBT

                                                                                             March 31,
                                                                                  -------------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----
         Senior revolving loan (a).....................................          $ 14,000,000        $         --
         11 7/8% Senior Secured Notes due 2003 (b).....................           100,000,000         100,000,000
         13 3/4% Senior Subordinated Debentures due 2001 (c)...........           180,000,000         210,000,000
                                                                                 ------------        ------------

                  Total................................................          $294,000,000        $310,000,000
                                                                                 ============        ============

(a) Credit Agreement - The Company has a Revolving Credit Agreement providing for revolving loans (the "Revolving Loan") in an aggregate principal amount not to exceed $70 million (subject to a borrowing base of a portion of eligible accounts receivable and inventory). The Company's obligation under the Revolving Loan is secured by a first priority lien on all accounts receivable and inventory of the Subsidiaries. All borrowing under the Revolving Loan will mature on April 27, 1997.

         Borrowing under the Revolving Loan bear interest at floating rates. At March 31, 1996, the interest rate on borrowing under the Revolving Loan was 8.37%. As part of the total commitment, the Revolving Credit Agreement provides for the issuance of letters of credit not to exceed $11 million. As of March 31, 1996 and 1995, the Company had outstanding letters of credit of $5.8 million and $7.4 million, respectively. At March 31, 1996 and 1995, the Company had $40.6 million and $53.6 million, respectively, available to borrow under the Revolving Loan.

         The Revolving Credit Agreement contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, dividend payments and other distributions from the Subsidiaries to K & F and contains financial ratio requirements including cash interest coverage and consolidated net worth. The Company was in compliance with all covenants at March 31, 1996.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

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

(c) 13 3/4% Senior Subordinated Debentures - On August 10, 1989, the Company issued $210 million of 13 3/4% Senior Subordinated Debentures which mature on August 1, 2001 (the "Subordinated Debentures"). The Company is required to make sinking fund payments of $52.5 million plus accrued interest on August 1, 1999 and $52.5 million on August 1, 2000. The Company may, at its option, receive credit against sinking fund payments for the principal amount of Subordinated Debentures acquired or redeemed by the Company. The Subordinated Debentures are currently callable at a premium of 3.75% of the face value, descending by 1.25% each year on August 1, until no premium is required after August 1, 1998.

         On December 28, 1995, the Company redeemed $30 million principal amount of the Subordinated Debentures at a redemption price of 103.75% of the principal amount thereof. The Company used cash on hand and borrowing from the Revolving Loan to redeem the Subordinated Debentures. In connection therewith, the Company recorded an extraordinary charge of $1.913 million, consisting of redemption premiums and the write-off of unamortized financing costs. The Company will apply this redemption to the August 1, 1999 mandatory sinking fund payment, reducing the requirement to $22.5 million.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of all financial instruments reported on the balance sheet at March 31, 1996 and 1995 approximate their fair value, except as discussed below.

         The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities, was approximately $311 million and $306 million at March 31, 1996 and 1995, respectively.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

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

         d. The Company has a Stock Option Plan which provides for the grant of nonqualified or incentive stock options to acquire 50,000 authorized but unissued shares of Class A common stock. The options are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and shall remain exercisable until the expiration of the option, 10 years from the date of the grant, at an exercise price of $84.60.

                  Stock option activity is summarized as follows:

                                                                                 Years Ended March 31,
                                                                ------------------------------------------------------
                                                                 1996                     1995                  1994
                                                                 ----                     ----                  ----
                  Outstanding at beginning of year..........    11,500                   12,000                13,750
                  Granted...................................        --                       --                   500
                  Canceled.................................         --                     (500)               (2,250)
                                                                ------                   ------                ------
                  Outstanding at end of year................    11,500                   11,500                12,000
                                                                ======                   ======                ======

                  Exercisable options outstanding...........     9,625                    8,938                 6,563
                                                                ======                   ======                ======

                  Available for future grant................    38,500                   38,500                38,000
                                                                ======                   ======                ======

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

10.      EMPLOYEE BENEFIT PLANS

         The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions. Net pension cost included the following:

                                                                                 Years Ended March 31,
                                                              --------------------------------------------------------
                                                                    1996                1995                 1994
                                                                    ----                ----                 ----
         Service cost-benefits earned during the
           period...........................................     $ 1,562,000         $ 1,590,000         $ 1,361,000
         Interest cost on projected benefit obligation......       4,901,000           4,224,000           4,033,000
         Actual (return) loss on plan assets................      (9,940,000)            954,000          (3,683,000)
         Net amortization and deferral......................       6,988,000          (3,869,000)            809,000
                                                                 -----------         -----------         -----------

            Net pension cost................................     $ 3,511,000         $ 2,899,000         $ 2,520,000
                                                                 ===========         ===========         ===========

         The table below sets forth the funded status of the plans as follows:

                                                                       March 31,
                                                            ------------------------------
                                                                1996              1995
                                                                ----              ----
         Actuarial present value of benefit obligation:
           Vested benefit obligation ..................     $ 65,642,000      $ 51,770,000
                                                            ============      ============

           Accumulated benefit obligation .............     $ 65,987,000      $ 52,189,000
           Effect of projected future salary increases         2,113,000           860,000
                                                            ------------      ------------

           Projected benefit obligation ...............       68,100,000        53,049,000
         Plan assets at fair market value .............       55,100,000        42,626,000
                                                            ------------      ------------

         Unfunded projected benefit obligation ........       13,000,000        10,423,000
         Unrecognized prior service cost ..............       (2,185,000)       (2,389,000)
         Unrecognized net loss ........................      (12,685,000)       (7,761,000)
         Adjustment for minimum liability .............       12,757,000         9,290,000
                                                            ------------      ------------

          Accrued pension cost recognized in the
           consolidated balance sheet .................     $ 10,887,000      $  9,563,000
                                                            ============      ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

         Statement of Financial Accounting Standards No. 87 requires recognition in the balance sheet of an additional minimum pension liability for under funded plans with accumulated benefit obligations in excess of plan assets. A corresponding amount is recognized as an intangible asset or a reduction of equity. At March 31, 1996, the Company's additional minimum liability was $12,757,000 with a corresponding equity reduction of $10,572,000 and intangible asset of $2,185,000. At March 31, 1995, the Company's additional minimum liability was $9,290,000 with a corresponding equity reduction of $7,192,000 and intangible asset of $2,098,000.

         Investments held by the Company's pension plans consist primarily of Fortune 500 equity securities and investment grade fixed income securities.

         The assumptions used in accounting for the plans are as follows:

                                                                Years Ended March 31,
                                                             --------------------------
                                                             1996       1995       1994
                                                             ----       ----       ----
         Discount rate .............................         7.50%      8.50%      7.75%
         Rate of increase in compensation levels ...         4.50       4.50       4.50
         Expected long-term rate of return on assets         9.50       9.50       9.50

         Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). Under one of these plans, the Company matches 45% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after five years of service. The matching contributions were $687,000, $532,000 and $568,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.



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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

         Net periodic postretirement benefit cost included the following components:

                                                                                           Years Ended March 31,
                                                                             --------------------------------------------
                                                                                 1996              1995            1994
                                                                                 ----              ----            ----
             Service cost-benefits attributed to service during the
               period...................................................     $   619,000      $   400,000     $   458,000
             Interest cost on accumulated postretirement benefit
               obligation...............................................       3,474,000        3,543,000       2,749,000
             Net amortization and deferral..............................      (4,332,000)      (3,732,000)     (4,677,000)
                                                                             -----------      -----------     -----------

             Net periodic postretirement benefit cost...................     $  (239,000)     $   211,000     $(1,470,000)
                                                                             ===========      ===========     ===========

         Presented below are the total obligations and amounts recognized in the Company's consolidated balance sheets, inclusive of the current portion:

                                                                                   March 31,
                                                                      ------------------------------------
                                                                         1996                      1995
                                                                         ----                      ----
         Accumulated postretirement benefit obligation:
               Retirees ......................................        $30,172,000              $28,066,000
               Fully eligible active plan participants........          2,838,000                2,983,000
               Other active plan participants.................         16,304,000               12,653,000
                                                                      -----------              -----------
         Total accumulated postretirement benefit obligation..         49,314,000               43,702,000
         Unrecognized net loss..............                          (14,105,000)             (10,843,000)
         Unrecognized prior service cost related to plan
            amendments .......................................         42,181,000               46,858,000
                                                                      -----------              -----------
         Accrued postretirement benefit costs ................        $77,390,000              $79,717,000
                                                                      ===========              ===========

         The assumed annual rate of increase in the per capita cost of covered health care benefits was 12.2% in fiscal year 1996 and will be 11.2% in fiscal year 1997. The rate was assumed to decrease gradually to 6.5% by fiscal year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed health care trend rates by 1% in each year would change the accumulated postretirement benefit obligation at March 31, 1996 by $5,000,000 and the aggregate of the service and interest cost components of net postretirement benefit cost for the fiscal year ended March 31, 1996 by $900,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of March 31, 1996 and 1995 was 7.50% and 8.50%, respectively.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

12.      COMMITMENTS

         The Company is party to various noncancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

                  Year Ending March 31,                              Amount
                  ---------------------                           -----------
                          1997                                    $ 4,268,000
                          1998                                      4,298,000
                          1999                                      4,334,000
                          2000                                      4,090,000
                          2001                                      2,854,000
                       Thereafter                                   5,491,000

         Rental expense was $4,758,000, $4,641,000 and $4,190,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

13.      CONTINGENCIES

         On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. ("Hitco") after Hitco threatened to breach existing supply contracts unless prices were renegotiated. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, seeks damages in excess of $47 million, injunctive relief and specific performance requiring Hitco to perform its obligations pursuant to existing contracts and purchase orders. Hitco has counterclaimed in the matter seeking, among other things, damages up to $130 million for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. The Ohio court has issued a preliminary injunction ordering Hitco to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Hitco is presently seeking to have the injunction vacated or modified, and/or a declaratory judgment terminating Hitco's obligation to supply Aircraft Braking Systems at prices previously pertaining. In a related action, Hitco commenced suit in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio action, and the California case has been stayed.

         Trial of the Ohio action is presently scheduled for January 1997 and discovery has been ongoing. Management intends to vigorously seek dismissal of the California action and to proceed in the Ohio case to maintain the preliminary injunction and otherwise to protect Aircraft Braking Systems' carbon supply as well as to seek damages from Hitco. Based upon the court's opinion to date, advice of counsel and its own assessment of the matters in dispute, management does not expect the outcome of the litigation to be unfavorable to the Company.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

         Aircraft Braking Systems has been purchasing substantially all of the carbon for its carbon brakes from Hitco under supply arrangements. It is anticipated that Hitco's obligation to continue to supply carbon will terminate by the latter of December 1996 or such time as the alleged breaches of contract by Hitco are remedied. A loss of carbon supply for the carbon brakes manufactured by Aircraft Braking Systems would have a material, adverse effect on the Company's business and financial condition. The Company has commenced a major expansion of its existing carbon manufacturing facility in Akron, Ohio, which is expected to be completed during the first quarter of calendar year 1997 and, when fully operational, will provide the Company with sufficient capacity to meet substantially all, if not all, of its requirements for brake production at the current level of business.

         There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.


14.      INCOME TAXES

         The components of the net deferred tax benefit are as follows:

                                                                  March 31,        March 31,
                                                                    1996              1995
                                                               ------------      ------------
         Tax net operating loss carryforwards................  $ 42,321,000      $ 42,280,000
         Temporary differences:
            Postretirement and other employee benefits.......    35,861,000        38,746,000
            Intangibles   ...................................    29,106,000        32,237,000
            Program participation costs  ....................    (6,348,000)       (6,215,000)
            Other  ..........................................     7,165,000         7,656,000
                                                               ------------      ------------
         Deferred tax benefit   .............................   108,105,000       114,704,000
         Valuation allowance   ..............................  (108,105,000)     (114,704,000)
                                                               ------------      ------------
         Net deferred tax benefit   .........................  $     0           $     0
                                                               ============      ============

         Realization of any deferred tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable could be increased at such time when future taxable income is projected during the carryforward period.

         In the event of future recognition of a 100 percent reduction of the valuation allowance, income tax expense and goodwill would be reduced by approximately $51 million and $57 million, respectively.

         The Company's effective tax rate of zero percent differs from the federal statutory rate (benefit of 35%) due to the partial-utilization of tax net operating losses of $4.0 million and non-recognition of temporary differences.

         The Company has tax net operating loss carryforwards of approximately $111 million at March 31, 1996. The tax net operating losses expire from 2005 through 2011, with $12 million of carryforwards expiring in 2005.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

15.      RELATED PARTY TRANSACTIONS

         Bernard L. Schwartz ("BLS") owns 27.12% of the common stock of the Company and serves as Chairman of the Board of Directors and Chief Executive Officer. BLS is also Chairman and Chief Executive Officer of Loral Space & Communications Ltd. ("Loral Space"). Prior to that he was Chairman and Chief Executive Officer of Loral Corporation. The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. Such agreement will continue until BLS dies or is disabled or ceases to own at least 135,000 shares of common stock of the Company.

         In May 1996, K & F purchased $343,000 principal amount of the Company's Subordinated Debentures from A. Robert Towbin, who is a member of the Board of Directors of the Company, at a price of 103.65% of the principal thereof plus accrued interest.

         The Company has agreed to pay Ronald H. Kisner, who is a member of the Board of Directors of the Company, a monthly retainer of $6,000 during fiscal year 1997 for legal services.

         The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS and other advisors ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $200,000 in fiscal year 1996.

         On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral Corporation. (See Note 9.)

         Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. No payments were made during the three years ended March 31, 1996.

         Pursuant to agreements between K & F and Loral Corporation, the parties provided services to each other and share certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral Corporation were as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral Corporation were $3.6 million, $3.0 million and $3.0 million in fiscal years 1996, 1995 and 1994, respectively. Billings to Loral Corporation were $2.7 million, $.2 million and $1.1 million in fiscal years 1996, 1995 and 1994. Purchases from Loral Corporation were $2.2 million, $1.9 million and $4.2 million in fiscal years 1996, 1995 and 1994. Included in accounts receivable and accounts payable at March 31, 1996 is $3.5 million and $2.3 million. Included in accounts receivable and accounts payable at March 31, 1995 is $.7 million and $1.8 million. K & F will continue these arrangements and reimburse Loral Space for real property occupancy, benefits administration and legal services.

         On April 22, 1996, Lockheed Martin acquired the defense electronics and systems integration businesses of Loral Corporation which included the Akron, Ohio, facility. The various occupancy and service agreements affecting the Akron, Ohio, facility will remain in full force and effect. K & F will continue to reimburse Lockheed Martin for real property occupancy, and costs relating to shared easements and services.

                                EXHIBIT INDEX
                                -------------

      2.01 - Agreement for Sale and Purchase of Assets dated March 26, 1989 between Loral Corporation and the Registrant (1)

      3.01 - Amended and Restated Certificate of Incorporation of the Registrant (7)

      3.02  - Amended and Restated By-Laws of the Registrant (6)

      4.01  - Indenture for the 13 3/4% Senior Subordinated Debentures due 2001
              (1)

      4.02 - Indenture for the 14 3/4% Subordinated Convertible Debentures Due 2004 (1)

      4.03 - First Supplemental Indenture dated as of July 22, 1991 to Convertible Debenture Indenture (4)

      4.04 - Form of Indenture dated as of June 10, 1992 for the 11 7/8% Senior Secured Notes Due 2003 (5)

      4.05  - Form of 11 7/8% Senior Secured Notes due 2003 (5)

      4.06 - Form of Second Supplemental Indenture dated as of June 10, 1992 to Convertible Debenture Indenture (5)

      9.01 - Stockholders Agreement dated April 27, 1989 among the Registrant, Lehman Brothers Holdings Inc. ("LBH") and Bernard L. Schwartz ("BLS") (1)

     10.01 - Credit Agreement dated as of April 27, 1989 among the Registrant, Chemical Banking Corporation, as Agent and the Banks named therein
              (1)

     10.02 - Revolving Credit Agreement dated as of April 27, 1989 among Aircraft Braking Systems Corporation, Engineered Fabrics Corporation, the Agent and the Banks (1)

     10.03 - Securities Purchase Agreement dated as of April 27, 1989 among the Registrant, BLS and LBH (1)

     10.04  - Assumption Agreement dated as of April 27, 1989 (1)

     10.07 - Shared Services Agreement dated April 27, 1989 among Loral Corporation, the Registrant, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (1)

     10.08 - Director Advisory Agreement dated as of April 27, 1989 among the Registrant and BLS (1)

     10.09 - Non-Competition Agreement dated as of April 27, 1989 between the Registrant and BLS (1)

     10.10  - K & F Industries, Inc. Retirement Plan for Salaried Employees (5)

     10.11  - K & F Industries, Inc. Savings Plan for Salaried Employees (5)

     10.12 - Goodyear Aerospace Corporation Supplemental Unemployment Benefits Plan for Salaried Employees - Plan A (1)

     10.13  - The Loral Systems Group Release and Separation Allowance Plan (1)

     10.14 - Letter Agreement dated April 27, 1989 between the Registrant and Lehman Brothers Inc. (1)

     10.15  - Amendment and Waiver dated as of July 14, 1989 (1)

     10.16 - Amendment to Credit Agreement dated as of July 31, 1989 between K & F Industries, the Subsidiaries and the banks (2)

     10.17  - K & F Industries, Inc. 1989 Stock Option Plan (2)

     10.18  - K & F Industries, Inc. Executive Deferred Bonus Plan (2)

     10.19  - Amendment to the Credit Agreement dated as of June 26, 1991 (3)

                          -------------------------

     10.20  - K & F Industries, Inc. Supplemental Executive Retirement Plan

     10.21 - Securities Purchase Agreement dated as of July 22, 1991 among the Registrant, BLS and the Lehman Investors (4)

     10.24 - Securities Purchase Agreement among K & F Industries, Inc., BLS and the Lehman Brothers Partnerships dated, September 2, 1994 (6)

     10.25 - Amended and Restated Stockholders Agreement dated as of September 2, 1994 By and Among K & F Industries, Inc., BLS, the Lehman Brothers Partnerships, CBC Capital Partners, Inc. and Loral Corporation (6)

     10.26 - Agreement dated as of September 2, 1994 between K & F Industries, Inc. and Loral Corporation (6)

     10.27 - Form of Amended and Restated Revolving Credit Agreement dated as of June 10, 1992 among Chemical Bank, the Banks named therein, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (5)

     10.28  - Waiver and Consent dated as of August 26, 1994 (6)

     10.29  - Amendment of Stockholders Agreement dated November 8, 1994 (6)

     10.30 - Securities Conversion Agreement among K & F Industries, Inc. and the Converting Stockholders, dated November 8, 1994 (6)

     10.31 - First Amendment, dated April 6, 1995 to the Amended and Restated Revolving Credit Agreement (7)

     12.01  - Statement of computations of ratio of earnings to fixed charges
              (5)

     12.02 - Statement of computation of pro forma deficiency ratio of earnings to fixed charges (5)

     21.01  - Subsidiaries of the Registrant (1)

     24.01  - Powers of Attorney (See Signature Page)

     27.01  - Financial Data Schedule


- -----------------------
(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035.

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

(5) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028.

(6) Previously filed, as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(7) Previously filed, as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.