Form 10-Q
period 1996-06-30
K&F INDUSTRIES INC
filed 1996-07-30
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number:   33-29035

                             K & F Industries, Inc.
             (Exact name of Registrant as specified in its charter)

              Delaware                                 34-1614845
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

     600 Third Avenue, New York, New York                 10016
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code      (212) 297-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___________

As of July 15, 1996, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding. All of the Class A common stock of the Company except one share is owned by the Chairman of the Company, all of the Class B common stock is owned by Loral Space & Communications Ltd. and all of the preferred stock except 44,999 shares is owned by four limited partnerships of Lehman Brothers Holdings Inc.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      June 30,            March 31,
                                                                        1996                1996

                                                                 ----------------      --------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                          $  6,966,000        $  2,412,000
  Accounts receivable, net                                             35,865,000          35,228,000
  Inventory                                                            65,586,000          63,332,000
  Other current assets                                                    456,000             832,000
                                                                 ----------------      --------------
Total current assets                                                  108,873,000         101,804,000
                                                                 ----------------      --------------

Property, plant and equipment                                         129,392,000         125,124,000
  Less, accumulated depreciation and amortization                      62,266,000          60,080,000
                                                                 ----------------      --------------
                                                                       67,126,000          65,044,000
                                                                 ----------------      --------------

Deferred charges, net of amortization                                  23,467,000          24,082,000
Cost in excess of net assets acquired, net of
  amortization                                                        200,591,000         202,119,000
Intangible assets, net of amortization                                 22,142,000          22,988,000
                                                                 ----------------      --------------
                                                                     $422,199,000        $416,037,000
                                                                 ================      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                            $ 14,634,000        $ 12,485,000
  Interest payable                                                     11,419,000           8,217,000
  Other current liabilities                                            44,363,000          44,775,000
                                                                 ----------------      --------------
Total current liabilities                                              70,416,000          65,477,000
                                                                 ----------------      --------------

Postretirement benefit obligation other
  than pensions                                                        74,875,000          75,390,000
Other long-term liabilities                                            21,638,000          20,871,000
Senior revolving loan                                                  10,000,000          14,000,000
11 7/8% senior secured notes due 2003                                 100,000,000         100,000,000
13 3/4% senior subordinated debentures due 2001                       179,657,000         180,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value-authorized,
    1,050,000 shares; issued and outstanding,
    1,027,635 shares (liquidation preference of
    $60,110,000)                                                           10,000              10,000
  Common stock, Class B, $.01 par value-
    authorized, 460,000 shares; issued and
    outstanding, 458,994 shares (liquidation
    preference of $26,848,000)                                              5,000               5,000
  Common stock, Class A, $.01 par value-
    authorized, 2,100,000 shares; issued and
    outstanding, 553,344 shares                                             6,000               6,000
  Additional paid-in capital                                          155,350,000         155,350,000
  Deficit                                                            (178,779,000)       (184,049,000)
  Adjustment to equity for minimum pension
    liability                                                         (10,572,000)        (10,572,000)
  Cumulative translation adjustment                                      (407,000)           (451,000)
                                                                 ----------------      --------------
Total stockholders' deficiency                                        (34,387,000)        (39,701,000)
                                                                 ----------------      --------------
                                                                     $422,199,000        $416,037,000
                                                                 ================      ==============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                             -------------------------------------
                                                June 30,                June 30,
                                                  1996                   1995
                                             --------------          ------------
Sales                                           $71,537,000           $62,293,000

Costs and expenses                               53,874,000            50,551,000

Amortization                                      2,601,000             2,615,000
                                             --------------          ------------
Operating income                                 15,062,000             9,127,000

Interest and investment income                       48,000               219,000

Interest expense                                 (9,620,000)          (10,645,000)
                                             --------------          ------------
Income (loss) before income taxes                 5,490,000            (1,299,000)

Income taxes                                       (220,000)                   --
                                             --------------          ------------
Net income (loss)                               $ 5,270,000           $(1,299,000)
                                             ==============          ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                              ----------------------------------------
                                                                    June 30,               June 30,
                                                                      1996                   1995
                                                              ----------------      -----------------
Cash flow from operating activities:
 Net income (loss)                                                 $ 5,270,000           $ (1,299,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                                     4,787,000              4,805,000
   Non-cash interest expense - amortization
    of deferred financing charges                                      388,000                375,000
   Changes in assets and liabilities:
    Accounts receivable, net                                          (619,000)               114,000
    Inventory                                                       (2,228,000)            (3,406,000)
    Other current assets                                               376,000                101,000
    Accounts payable, interest payable, and
     other current liabilities                                       4,939,000              1,592,000
    Postretirement benefit obligation other than
     pensions                                                         (515,000)              (608,000)
    Other long-term liabilities                                        767,000                822,000
                                                              ----------------      -----------------
 Net cash provided by operating
    activities                                                      13,165,000              2,496,000
                                                              ----------------      -----------------

Cash flows from investing activities:
 Capital expenditures                                               (4,268,000)              (622,000)
 Deferred charges                                                           --                 26,000
                                                              ----------------      -----------------
 Net cash used in investing activities                              (4,268,000)              (596,000)
                                                              ----------------      -----------------

Cash flows from financing activities:
 Payments of senior revolving loan                                  (7,000,000)                    --
 Borrowings under senior revolving loan                              3,000,000                     --
 Payment of senior subordinated debentures                            (343,000)                    --
 Deferred charges-financing costs                                           --               (300,000)
                                                              ----------------      -----------------
 Net cash used in financing activities                              (4,343,000)              (300,000)
                                                              ----------------      -----------------

Net increase in cash and cash
  equivalents                                                        4,554,000              1,600,000

Cash and cash equivalents, beginning of
  period                                                             2,412,000              8,493,000
                                                              ----------------      -----------------

Cash and cash equivalents, end of period                           $ 6,966,000           $ 10,093,000
                                                              ================      =================

Supplemental cash flow information:
 Cash interest paid during period                                  $ 6,231,000           $  6,020,000
                                                              ================      =================

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended June 30, 1996 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1996 Annual Report on Form 10-K.

2.    Redemption of Debt

      In May 1996, the Company redeemed $343,000 principal amount of its 13 3/4% Senior Subordinated Debentures due 2001 (the "13 3/4% Debentures") from A. Robert Towbin, who is a member of the Board of Directors of the Company, at a price of 103.65% of the principal amount thereof plus accrued interest. In May 1996, the 13 3/4% Debentures were callable at a price of 103.75% of the principal amount.

      In July 1996, the Company called $9,657,000 principal amount of its 13 3/4% Debentures at a price of 102.5% of the principal amount thereof, effective August 1, 1996.

      The Company intends to redeem the remaining $170 million principal balance of its 13 3/4% Debentures in August 1996. The Company plans to offer $140 million of Senior Subordinated Notes due 2004 (the "New Notes") and amend and restate its credit agreement (the "Amended Credit Agreement") to provide for a $110 million facility. The proceeds from the sale of the New Notes and borrowings under the Amended Credit Agreement will be used to fund the redemption of the 13 3/4% Debentures. The Company would record an extraordinary charge of approximately $9.7 million for the write-off of unamortized financing costs and redemption premiums relating to the redemption of the 13 3/4% Debentures upon completion of the above contemplated transaction.

3.    Recently Adopted Financial Accounting Pronouncements

      Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

      Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages (but does not require) adoption of the fair value based method of accounting for stock-based compensation plans. Entities may continue to measure compensation costs for those plans using the intrinsic value based method of accounting, but must

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

make pro forma disclosures of net income (loss) as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to continue the intrinsic value method of accounting for stock-based compensation plans and provide the required pro forma disclosures. As a result, the adoption of SFAS No. 123 had no effect on the Company's financial position or results of operations.

4.    Receivables are summarized as follows:

                                                            June 30,              March 31,
                                                              1996                   1996
                                                              ----                   ----
   Accounts receivable, principally
    from commercial customers                              $34,666,000           $32,704,000
   Accounts receivable, on U. S.
    Government and other long-term contracts                 2,809,000             4,136,000
   Allowances                                               (1,610,000)           (1,612,000)
                                                           -----------           -----------
                                                           $35,865,000           $35,228,000
                                                           ============          ===========


5.  Inventory consists of the following:

                                                            June 30,          March 31,
                                                             1996               1996
                                                          -----------         --------
    Raw materials and work-in-process                     $42,141,000       $39,656,000
    Finished goods                                          9,809,000        11,364,000
    Inventoried costs related to U.S.
      Government and other long-term
           contracts                                       13,636,000        12,312,000
                                                          -----------       -----------

                                                          $65,586,000       $63,332,000
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

6.     Other current liabilities consist of the following:

                                                           June 30,      March 31,
                                                             1996         1996
                                                             ----         ----
       Accrued payroll costs                            $14,770,000    $15,756,000
       Accrued taxes                                      7,337,000      7,783,000
       Accrued costs on long-term contracts               6,054,000      5,195,000
       Accrued warranty costs                             7,117,000      8,023,000
       Postretirement benefit obligation other
         than pensions                                    2,000,000      2,000,000
       Other                                              7,085,000      6,018,000
                                                        -----------    -----------

                                                        $44,363,000    $44,775,000
                                                        ===========    ===========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.     Contingencies

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

       Trial of the Ohio action is presently scheduled for January 1997 and discovery has been ongoing. Aircraft Braking Systems intends to vigorously seek dismissal of the California action and to proceed in the Ohio case to maintain the preliminary injunction and otherwise to protect Aircraft Braking Systems' carbon supply as well as to seek damages from Hitco. Based upon the court's opinion to date, advice of counsel and its own assessment of the matters in dispute, the Company does not expect the outcome of the litigation to be unfavorable to Aircraft Braking Systems.

       Aircraft Braking Systems has been purchasing substantially all of the carbon for its carbon brakes from Hitco under supply arrangements. It is anticipated that Hitco's obligation to continue to supply carbon will terminate by the latter of December 1996 or such time as the alleged breaches of contract by Hitco are remedied. The Company has commenced a major expansion of its existing carbon manufacturing facility in Akron, Ohio, which is expected to be completed during the first quarter of calendar year 1997 and, when fully operational, will provide the Company with sufficient capacity to meet substantially all, if not all, of its requirements for brake production at the current level of business. The Company is also developing an alternate supplier for carbon. While a loss of carbon supply for the carbon brakes manufactured by Aircraft Braking Systems would have a material, adverse effect on the Company's business and financial condition, because of the injunction obtained in the litigation with Hitco, and based on the development of an alternate supply source and the expansion of the Company's existing carbon facility, management does not believe that the Company's supply of carbon will be interrupted so as to cause a material disruption to the Company's business.

       There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits andeve proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Three Months Ended June 30, 1996 and June 30, 1995

Sales for the first three months of fiscal year 1997 totaled $71,537,000 reflecting an increase of $9,244,000 or 14.8% compared with $62,293,000 for the same period in the prior year. This increase was primarily due to higher sales of wheels and brakes for commercial transport aircraft of $6,690,000, primarily on the DC-9, DC-10 and MD-90 programs. General aviation and military sales were also higher by $1,899,000 and $655,000, respectively, on various programs.

Operating income increased 65.0% to $15,062,000 or 21.1% of sales for the first three months of fiscal year 1997 compared with $9,127,000 or 14.7% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume and lower shipments of original equipment to airframe manufacturers at or below the cost of production.

Interest expense, net decreased by $845,000 for the first three months of fiscal year 1997 compared with the same period in the prior year. This decrease was primarily due to the redemption of $30,000,000 principal amount of the Company's 13 3/4% Senior Subordinated Debentures due 2001 (the "13 3/4% Debentures") on December 28, 1995.

Approximately 380 hourly employees of the Company's Aircraft Braking Systems subsidiary are represented by the United Auto Workers' Union. Aircraft Braking Systems' three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment. The Company is currently involved in discussions with union representatives regarding a new collective bargaining agreement. The Company believes that, whether or not a satisfactory agreement is reached, there will be no material disruption to the business of Aircraft Braking Systems.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make investments in equipment for new airframes. The Company's primary source of funds for conducting these activities has been cash generated from operations and borrowing under its $70 million revolving credit facility (maturing April 27, 1997, and subject to a borrowing base of a portion of eligible accounts receivable and inventory). At June 30, 1996, the Company had $48.5 million available under this revolving credit facility.

In May 1996 the Company redeemed $343,000 principal amount of its 13 3/4% Debentures. In July 1996, the Company called $9,657,000 principal amount of its 13 3/4% Debentures at a price of 102.5% of the principal amount thereof, effective August 1, 1996.

The Company intends to redeem the remaining $170 million principal balance of its 13 3/4% Debentures in August 1996. The Company plans to offer $140 million of Senior Subordinated Notes due 2004 (the "New Notes") and amend and restate its credit agreement (the "Amended Credit Agreement") to provide for a $110 million facility. The proceeds from the sale of the New Notes and borrowings under the Amended Credit Agreement will be used to fund the redemption of the 13 3/4% Debentures.

The Company believes that it will have adequate resources to meet its cash requirements under its current debt structure. Upon completion of the above contemplated transaction the Company expects to save between $5 million and $6 million in annual interest expense, dependent upon the interest rates of the New Notes and the floating interest rates of the Amended Credit Agreement. In addition, upon completion of the above contemplated transaction the Company would record an extraordinary charge of approximately $9.7 million for the write-off of unamortized financing costs and redemption premiums relating to the redemption of the 13 3/4% Debentures.

Recently Adopted Financial Accounting Pronouncements

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages (but does not require) adoption of the fair value based method of accounting for stock-based compensation plans. Entities may continue to measure compensation costs for those plans using the intrinsic value based method of accounting, but must make pro forma disclosures of net income (loss) as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to continue the intrinsic value method of accounting for stock-based compensation plans and provide the required pro forma disclosures. As a result, the adoption of SFAS No. 123 had no effect on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits.

           None

(b)        Reports on Form 8-K.

           The Company filed a report on Form 8-K dated July 30, 1996, under
           Item 5 (Other Events) reporting the Company's press release announcing a private offering of $140 million Senior Subordinated Notes due 2004 and its intention to amend its existing credit facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       K & F INDUSTRIES, INC.
                                       ----------------------
                                             Registrant

                                          DIRKSON R. CHARLES
                                       ----------------------
                                          Dirkson R. Charles
                                       Chief Financial Officer
                                                 and
                                       Registrant's Authorized
                                               Officer

Dated:   July 30, 1996

                                EXHIBITS INDEX



EXHIBIT No.                                        DESCRIPTION

    27                                       FINANCIAL DATA SCHEDULE