Form 10-Q
period 1996-09-30
K&F INDUSTRIES INC
filed 1996-11-13
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1996
                                       or

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

As of November 1, 1996, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding. All of the Class A common stock of the Company except one share is owned by the Chairman of the Company, all of the Class B common stock is owned by Loral Space & Communications Ltd. and all of the preferred stock except 44,999 shares is owned by four limited partnerships of Lehman Brothers Holdings Inc.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         September 30,            March 31,
                                                              1996                  1996
                                                         -------------         -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                              $   5,207,000         $   2,412,000
  Accounts receivable, net                                  36,197,000            35,228,000
  Inventory                                                 67,150,000            63,332,000
  Other current assets                                       1,363,000               832,000
                                                         -------------         -------------
Total current assets                                       109,917,000           101,804,000
                                                         -------------         -------------

Property, plant and equipment                              132,426,000           125,124,000
  Less, accumulated depreciation and amortization           64,474,000            60,080,000
                                                         -------------         -------------
                                                            67,952,000            65,044,000
                                                         -------------         -------------
Deferred charges, net of amortization                       25,286,000            24,082,000
Cost in excess of net assets acquired, net of
  amortization                                             199,064,000           202,119,000
Intangible assets, net of amortization                      21,296,000            22,988,000
                                                         -------------         -------------
                                                         $ 423,515,000         $ 416,037,000
                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                $   9,676,000         $  12,485,000
  Current portion of senior term loan                        2,000,000                    --
  Interest payable                                           6,040,000             8,217,000
  Other current liabilities                                 50,532,000            44,775,000
                                                         -------------         -------------
Total current liabilities                                   68,248,000            65,477,000
                                                         -------------         -------------

Postretirement benefit obligation other
  than pensions                                             74,138,000            75,390,000
Other long-term liabilities                                 20,123,000            20,871,000
Senior term loan                                            38,000,000                    --
Senior revolving loan                                       22,000,000            14,000,000
11 7/8% senior secured notes due 2003                      100,000,000           100,000,000
10 3/8% senior subordinated notes due 2004                 140,000,000                    --
13 3/4% senior subordinated debentures due 2001                     --           180,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value-authorized,
    1,050,000 shares; issued and outstanding,
    1,027,635 shares (liquidation preference of
    $60,110,000)                                               10,000                10,000
  Common stock, Class B, $.01 par value-
    authorized, 460,000 shares; issued and
    outstanding, 458,994 shares (liquidation
    preference of $26,848,000)                                   5,000                 5,000
  Common stock, Class A, $.01 par value-
    authorized, 2,100,000 shares; issued and
    outstanding, 553,344 shares                                  6,000                 6,000
  Additional paid-in capital                               155,350,000           155,350,000
  Deficit                                                 (183,471,000)         (184,049,000)
  Adjustment to equity for minimum pension
    liability                                              (10,572,000)          (10,572,000)
  Cumulative translation adjustment                           (322,000)             (451,000)
                                                         -------------         -------------
Total stockholders' deficiency                             (38,994,000)          (39,701,000)
                                                         -------------         -------------
                                                         $ 423,515,000         $ 416,037,000
                                                         =============         =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Six Months Ended
                                          -----------------------------------
                                          September 30,         September 30,
                                              1996                  1995
                                          -------------         -------------
Sales                                     $ 142,503,000         $ 131,486,000

Costs and expenses                          108,056,000           104,024,000

Amortization                                  5,203,000             5,213,000
                                          -------------         -------------
Operating income                             29,244,000            22,249,000

Interest and investment income                  714,000               393,000

Interest expense                            (20,018,000)          (21,298,000)
                                          -------------         -------------
Income before income taxes and
   extraordinary charge                       9,940,000             1,344,000

Income taxes                                   (220,000)                   --
                                          -------------         -------------
Income before extraordinary charge            9,720,000             1,344,000

Extraordinary charge from early
   extinguishment of debt                    (9,142,000)                   --
                                          -------------         -------------
Net income                                $     578,000         $   1,344,000
                                          =============         =============


                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                          ---------------------------------
                                          September 30,        September 30,
                                              1996                 1995
                                          ------------         ------------
Sales                                     $ 70,966,000         $ 69,193,000

Costs and expenses                          54,182,000           53,473,000

Amortization                                 2,602,000            2,598,000
                                          ------------         ------------
Operating income                            14,182,000           13,122,000

Interest and investment income                 666,000              174,000

Interest expense                           (10,398,000)         (10,653,000)
                                          ------------         ------------
Income before income taxes and
   extraordinary charge                      4,450,000            2,643,000

Income taxes                                        --                   --
                                          ------------         ------------
Income before extraordinary charge           4,450,000            2,643,000

Extraordinary charge from early
   extinguishment of debt                    9,142,000                   --
                                          ------------         ------------
Net (loss) income                         $ (4,692,000)        $  2,643,000
                                          ============         ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  Six Months Ended
                                                         ----------------------------------
                                                         September 30,         September 30,
                                                             1996                  1995
                                                         -------------         ------------
Cash flow from operating activities:
 Net income                                              $     578,000         $  1,344,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                             9,597,000            9,536,000
   Non-cash interest expense - amortization
    of deferred financing charges                              720,000              758,000
   Extraordinary charge from early extinguishment
    of debt                                                  9,142,000                   --
   Changes in assets and liabilities:
    Accounts receivable, net                                  (916,000)          (3,301,000)
    Inventory                                               (3,742,000)          (1,770,000)
    Other current assets                                      (531,000)            (321,000)
    Accounts payable, interest payable, and
     other current liabilities                                 771,000            3,449,000
    Postretirement benefit obligation other than
     pensions                                               (1,252,000)          (1,255,000)
    Other long-term liabilities                               (748,000)          (3,452,000)
                                                         -------------         ------------
 Net cash provided by operating
    activities                                              13,619,000            4,988,000
                                                         -------------         ------------

Cash flows from investing activities:
 Capital expenditures                                       (8,517,000)          (2,160,000)
 Deferred charges                                             (250,000)            (326,000)
                                                         -------------         ------------
 Net cash used in investing activities                      (8,767,000)          (2,486,000)
                                                         -------------         ------------

Cash flows from financing activities:
 Borrowings under senior term loan                          40,000,000                   --
 Payments of senior revolving loan                         (40,000,000)                  --
 Borrowings under senior revolving loan                     48,000,000                   --
 Proceeds from issuance of senior
   subordinated notes                                      140,000,000                   --
 Payment of senior subordinated debentures                (180,000,000)                  --
 Premiums paid on early extinguishment of debt              (4,500,000)                  --
 Deferred charges-financing costs                           (6,772,000)            (300,000)
 Proceeds from sale and leaseback transaction                1,215,000                   --
                                                         -------------         ------------
 Net cash used in financing activities                      (2,057,000)            (300,000)
                                                         -------------         ------------

Net increase in cash and cash
  equivalents                                                2,795,000            2,202,000

Cash and cash equivalents, beginning of
  period                                                     2,412,000            8,493,000
                                                         -------------         ------------

Cash and cash equivalents, end of period                 $   5,207,000         $ 10,695,000
                                                         =============         ============

Supplemental cash flow information:
 Cash interest paid during period                        $  21,475,000         $ 20,540,000
                                                         =============         ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 1996 Annual Report on Form 10-K.


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

         On August 1,1996, the Company redeemed $9,657,000 principal amount of its 13 3/4% Debentures at a price of 102.5% of the principal amount thereof.

         On August 14, 1996, the Company entered into an Amended and Restated Credit Agreement consisting of a $40 million term loan facility and a $70 million revolving loan facility. Under the term loan and revolving loan facilities, maturing September 30, 2002 and August 14, 2001, respectively, the Company may select loan arrangements at varying interest rates.

         On August 15, 1996, the Company issued $140 million principal amount of 10 3/8% Senior Subordinated Notes due 2004 (the 10 3/8% Notes).

         On September 13, 1996, the Company used the net proceeds from the 10 3/8% Notes, together with borrowings under the Amended and Restated Credit Agreement, to redeem the remaining $170 million outstanding principal amount of the 13 3/4% Debentures at a price of 102.5% of the principal amount thereof. The Company recorded an extraordinary charge of $9,142,000 for the write-off of unamortized financing costs and redemption premiums relating to the redemption of the 13 3/4% Debentures.

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

4.    Receivables are summarized as follows:

                                                September 30,     March 31,
                                                    1996            1996
                                                ------------     ------------
   Accounts receivable, principally
    from commercial customers                   $ 35,095,000     $ 32,704,000
   Accounts receivable, on U. S
    Government and other long-term contracts       2,215,000        4,136,000
   Allowances                                     (1,113,000)      (1,612,000)
                                                ------------     ------------
                                                $ 36,197,000     $ 35,228,000
                                                ============     ============

5.    Inventory consists of the following:

                                                September 30,      March 31,
                                                    1996             1996
                                                ------------     ------------
    Raw materials and work-in-process           $ 44,347,000     $ 39,656,000
    Finished goods                                10,736,000       11,364,000
    Inventoried costs related to U.S.
      Government and other long-term
           contracts                              12,067,000       12,312,000
                                                ------------     ------------
                                                $ 67,150,000     $ 63,332,000
                                                ============     ============

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.     Other current liabilities consist of the following:

                                              September 30,        March 31,
                                                  1996                1996
                                               -----------        -----------
Accrued payroll costs                          $16,086,000        $15,756,000
Accrued taxes                                    7,139,000          7,783,000
Accrued costs on long-term contracts             8,054,000          5,195,000
Accrued warranty costs                           8,460,000          8,023,000
Customer advances                                5,003,000          3,230,000
Postretirement benefit obligation other
  than pensions                                  2,000,000          2,000,000
Other                                            3,790,000          2,788,000
                                               -----------        -----------
                                               $50,532,000        $44,775,000
                                               ===========        ===========

7.     Contingencies

       The Company's Aircraft Braking Systems subsidiary has sued Hitco Technologies, Inc. ("Hitco") in Ohio alleging, among other things, breach of its contract to supply carbon. Aircraft Braking Systems Corporation has obtained a preliminary injunction against Hitco enjoining Hitco from violating the carbon supply agreement scheduled to expire in December 1996. Hitco has counterclaimed in the matter seeking, among other things, damages up to $130 million for the alleged breach by Aircraft Braking Systems of long term contracts to purchase carbon.
       A related action in California has been stayed. Hitco has recently filed an action in federal court alleging misappropriation of trade secrets and seeking to enjoin an alternate supplier from furnishing Aircraft Braking Systems with carbon discs.

       Trial of the Ohio action is scheduled for January 1997. Based upon the Court's opinion to date, advice of counsel and its own assessment of matters in dispute, the Company does not expect the outcome of the litigation to have a material adverse effect on the Company's financial position or results of operations.

       Aircraft Braking Systems has been purchasing substantially all of the carbon for its carbon brakes from Hitco under supply arrangements. The Company has commenced a major expansion of its existing carbon manufacturing facility in Akron, Ohio, which is expected to be completed during the first quarter of calendar year 1997 and, when fully operational, will provide the Company with sufficient capacity to meet substantially all, if not all, of its requirements for brake production at the current level of business. The Company has also developed an alternate supplier for carbon. It is anticipated that Hitco's obligation to continue to supply carbon will terminate by the latter of December 1996 or such time as the alleged breaches of contract by Hitco are remedied. While a loss of carbon supply for the carbon brakes manufactured by Aircraft Braking Systems would have a material adverse effect on the Company's business and financial condition, because of the injunction obtained in the litigation with Hitco, and based on the development of an alternate supply source and the expansion of the Company's existing carbon facility, management does not believe that the Company's supply of carbon will be interrupted so as to cause a material disruption to the Company's business.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



       There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


Comparison of Results of Operations for the Six Months Ended September 30, 1996 and September 30, 1995

Sales for the first half of fiscal year 1997 totaled $142,503,000 reflecting an increase of $11,017,000 or 8.4% compared with $131,486,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $12,752,000, primarily on the DC-9, DC-10, MD-90 and Beech programs. Partially offsetting this increase were lower military sales of $1,735,000 on various programs.

Operating income increased 31.4% to $29,244,000 or 20.5% of sales for the first half of fiscal year 1997 compared with $22,249,000 or 16.9% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume and lower shipments of original equipment to airframe manufacturers at or below the cost of production. Partially offsetting this increase were higher independent research and development costs primarily relating to the MD-90 and A-319 programs.

Interest expense, net decreased by $1,601,000 for the first half of fiscal year 1997 compared with the same period in the prior year. This decrease was primarily due to a lower average principal balance on the 13 3/4% Senior Subordinated Debentures due 2001 (the "13 3/4% Debentures") and lower interest rates as a result of refinancing the 13 3/4% Debentures with $140 million principal amount of 10 3/8% Senior Subordinated Notes due 2004 (the "10 3/8% Notes") on August 15, 1996, and borrowings under the Amended and Restated Credit Agreement. This decrease was partially offset by the need to keep outstanding both the 13 3/4% Debentures and the 10 3/8% Notes during the redemption notification period of 30 days. (See Liquidity and Financial Condition.)

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


Comparison of Results of Operations for the Three Months Ended September 30, 1996 and September 30, 1995

Sales for the second quarter of fiscal year 1997 totaled $70,966,000 reflecting an increase of $1,773,000 or 2.6% compared with $69,193,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $4,163,000, primarily on the MD-90 and Beech programs. Partially offsetting this increase were lower military sales of $2,390,000 on various programs.

Operating income increased 8.1% to $14,182,000 or 20.0% of sales for the second quarter of fiscal year 1997 compared with $13,122,000 or 19.0% of sales for the same period in the prior year. Operating margins increased primarily due to lower shipments of original equipment to airframe manufacturers at or below the cost of production. Partially offsetting this increase were higher independent research and development costs primarily relating to the MD-90 and A-319 programs.

Interest expense, net decreased $747,000 for the second quarter of fiscal year 1997 compared with the same period in the prior year. This decrease was primarily due to a lower average principal balance on the 13 3/4% Senior Subordinated Debentures due 2001 and lower interest rates as a result of the refinancing the 13 3/4% Debentures with $140 million principal amount of 10 3/8% Senior Subordinated Notes due 2004 on August 15, 1996, and borrowings under the Amended and Restated Credit Agreement. This decrease was partially offset by the need to keep outstanding both the 13 3/4% Debentures and the 10 3/8% Notes during the redemption notification period of 30 days. (See Liquidity and Financial Condition.)


Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make investments in equipment for new airframes. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its $70 million revolving loan facility (subject to a borrowing base of a portion of eligible accounts receivable and inventory), which has been extended until August 14, 2001. At September 30, 1996, the Company had $30.7 million available under the revolving loan facility.

In May 1996 the Company redeemed $343,000 principal amount of its 13 3/4% Debentures at a price of 103.65% of the principal amount thereof. On August 1,1996, the Company redeemed $9,657,000 principal amount of its 13 3/4% Debentures at a price of 102.5% of the principal amount thereof.

On August 14, 1996, the Company entered into an Amended and Restated Credit Agreement consisting of a $40 million term loan facility and a $70 million revolving loan facility. Under the term loan and revolving loan facilities, maturing September 30, 2002 and August 14, 2001, respectively, the Company may select loan arrangements at varying interest rates.

On August 15, 1996, the Company issued $140 million principal amount of 10 3/8% Senior Subordinated Notes due 2004.

On September 13, 1996, the Company used the net proceeds from the 10 3/8% Notes, together with borrowings under the Amended and Restated Credit Agreement, to redeem the remaining $170 million outstanding principal amount of the 13 3/4% Debentures at a price of 102.5% of the principal amount thereof. The Company recorded an extraordinary charge of $9,142,000 for the write-off of unamortized financing costs and redemption premiums relating to the redemption of the 13 3/4% Debentures.

In connection with the refinancing of the 13 3/4% Debentures with lower interest rate debt, the Company expects to save between $5 million and $6 million in annual interest expense, dependent upon the floating interest rates of the Amended and Restated Credit Agreement.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits.

      None


(b)   Reports on Form 8-K.

      There were no reports on Form 8-K for the three months ended September 30, 1996.

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




                                      K & F INDUSTRIES, INC.
                                      ----------------------
                                           Registrant




                                        DIRKSON R. CHARLES
                                      ----------------------
                                        Dirkson R. Charles
                                      Chief Financial Officer
                                                and
                                      Registrant's Authorized
                                              Officer


Dated:         November 13, 1996

                                EXHIBIT INDEX
                                -------------


                  Exhibit 27        Financial Data Schedule