Form 10-K405
period 1996-12-31
K&F INDUSTRIES INC
filed 1997-03-28
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1996 TO DECEMBER 31, 1996

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

                      600 Third Avenue, New York, NY 10016
                  ----------------------------------- --------
               (Address of principal executive offices) (Zip Code)

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

     Yes X  No
        ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no trading market for the Company's common stock. As of March 1, 1997, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding.

     Documents Incorporated by Reference: None

PART I

Item I.  Business

General

K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the nine months ended December 31, 1996, approximately 90% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), believes it is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. During the nine months ended December 31, 1996, approximately 10% of the Company's total revenues were derived from sales made by Engineered Fabrics.

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

Products

AIRCRAFT BRAKING SYSTEMS. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and anti-skid systems for commercial transport, general aviation and military aircraft. Aircraft Braking Systems' strategic focus is on high-cycle, medium- and short-range commercial aircraft. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The braking systems produced by Aircraft Braking Systems are either carbon or steel-based. While steel-based systems typically are sold for less than carbon-based systems, such systems generally require more frequent replacement because their steel brake pads tend to wear more quickly. The Company's commercial transport fleet continued to grow during the nine months ended December 31, 1996, due to an increase in the number of new aircraft entering service, as well as a slower than expected retirement rate of older aircraft. Airlines have responded to recent FAA regulatory noise abatement requirements by outfitting their older DC-9 fleets with engine hushkits and aircraft structural overhauls which effectively add fifteen years of service life to the aircraft. The Company expects to produce replacement parts for these refurbished aircraft over this period. Airlines such as Northwest Airlines and Continental Airlines have opted for DC-9 life extension refurbishment programs, to meet capacity needs, in lieu of buying replacement aircraft new. Other airlines are expected to follow similar strategies, as the economics generally are more favorable.

Approximately 75% of Aircraft Braking Systems' revenues are derived from the sale of replacement parts. As of December 31, 1996, the Company's products had been installed on over 30,000 commercial transport, general aviation and military aircraft . Commercial transport aircraft include the DC-9, DC-10, Fokker Fo-100, Fokker F-28, Canadair Regional Jet and Saab 340 on all of which Aircraft Braking Systems is the sole-source supplier. In addition, the Company supplies spare parts for the MD-80 program on a dual-source wheel and brake program.

Aircraft Braking Systems has been successful in having its wheels and brakes selected for use on a number of new high-cycle airframe designs. These aircraft that are just beginning to enter service include the McDonnell Douglas Corp. ('McDonnell Douglas") MD-90, Airbus A-321, Saab 2000, Lear 60 and Fairchild Metro 23. Most recently, Aircraft Braking Systems has been successful in winning the RJ-700 continuing our sole-source position on the Regional Jet. The RJ-700 is a 70 passenger plane which is a stretch version of the 50 passenger Canadair Regional Jet. In addition, the Company is a supplier of wheels and carbon brakes for the Airbus A-330 and A-340 wide-body jets.

Aircraft Braking Systems is the sole supplier for wheels, carbon brakes and anti-skid equipment on the new McDonnell Douglas MD-90 twin-jet. The MD-90 adds new performance characteristics to a product line that began as the DC-9 model jet that first flew in 1965 and evolved later into the popular MD-80 series also furnished with Aircraft Braking Systems' wheels and brakes. A technologically innovative design, the MD-90 is equipped with an advanced turbofan engine that complies with the FAA's restrictive Stage III noise restrictions, offering fuel savings over competing engines. Delta Airlines, the launch customer, has taken delivery of 16 MD-90s out of a total order of 31. Other customers for the MD-90 include Japan Air System and Saudi Arabia which announced orders for 29 of these aircraft. McDonnell Douglas has booked orders for over 143 MD-90 aircraft.

Aircraft Braking Systems is a basic supplier of wheels and carbon brakes on the Airbus A-321, the European consortium's new 186-seat "stretch" version of its popular A-320 standard body twin-jet. Airbus has booked orders for over 195 A-321 aircraft. Of the 54 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 41 of these aircraft.

Aircraft Braking Systems' anti-skid systems, which are integrated into a braking system, are designed to minimize the distance required to stop an aircraft by utilizing sensors, mounted in the axle and driven by the wheel to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems is the only significant manufacturer of anti-skid systems. Because of the sensitivity of anti-skid systems to variations in brake performance, the Company's management believes that the ability to control the design and performance characteristics of the strut, brakes and its integrated anti-skid system gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by the Company include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

The following table shows the distribution of sales of aircraft wheels, brakes and anti-skid systems to total sales of the Company:

                                                              Fiscal Years Ended
                                           Nine Months Ended        March 31,
                                              December 31,    ------------------
                                                 1996           1996     1995
                                                ------         ------   ------
Wheels and brakes .........................      81%             80%      80%
Anti-skid systems .........................       9%              8%       7%
                                                -----          -----     -----
                  Total ...................      90%             88%      87%
                                                =====          =====     =====

ENGINEERED FABRICS. Engineered Fabrics is the largest aircraft fuel tank manufacturer in the world, serving approximately 90% of the worldwide general aviation and commercial transport market and over half of the domestic military market. Recent programs awarded to Engineered Fabrics include new production or replacement parts programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-15, F-16 and C-130 aircraft. Engineered Fabrics has been selected by the U.S. Army to equip its new stealth RAH-66 Comanche helicopter with fuel tanks and by McDonnell Douglas to supply fuel tanks for the MD-600 program. Engineered Fabrics has also been awarded the Bell/Boeing V-22 Osprey program. During the nine months ended December 31, 1996, approximately 10% of the Company's total revenues were derived from sales made by Engineered Fabrics.

Fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the nine months ended December 31, 1996, sales of fuel tanks accounted for approximately 68% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. The Company uses this "self-sealing" technology to manufacture crash-resistant fuel tanks for helicopters, military aircraft and race cars that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous. Engineered Fabrics also competes in the nitrile-designed fuel tank market and won a three-year requirements contract in 1996 to supply nitrile fuel tanks to the U.S. Navy for its F- 14 aircraft.

In addition to fuel tanks, Engineered Fabrics produces iceguards, which are heating systems made out of layered composite materials that are applied on engine inlets, propellers, rotor blades and tails. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, the system provides the protection.

Engineered Fabrics also produces a variety of products utilizing coated fabrics such as oil containment booms, towable storage bladders, heavy lift bags and pillow tanks. Oil containment booms are air-inflated cylinders that are used to confine oil spilled on the high seas and along coastal waterways. Towable storage bladders are used for storage and transportation of the recovered oil after removal from the water. Heavy lift bags, often used in emergency situations, are inserted into tight spaces and inflated to lift heavy loads short distances. Pillow tanks are collapsible rubberized containers used as an alternative to steel drums and stationary storage tanks for the storage of liquids.

Sales and Customers

K & F sells its products to more than 175 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 12%, 16% and 14% of total sales for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively. No other customer accounted for more than 10% of sales.

The following table shows the distribution of total Company revenues by respective market, as a percentage of total revenues:

                                                              Fiscal Years Ended
                                        Nine Months Ended         March 31,
                                            December 31,      ------------------
                                               1996            1996         1995
                                               ----            ----         ----
Commercial transport ...................        63%             61%          61%
Military (U.S. and foreign) ............        18%             23%          19%
General aviation .......................        19%             16%          20%
                                               ----            ----         ----
       Total ...........................       100%            100%         100%
                                               ====            ====         ====


COMMERCIAL TRANSPORT. Customers for the Company's products in the commercial transport market include most airframe manufacturers and major airlines. The Company's products are used on a broad range of large commercial transports (60 seats or more) and commuter aircraft (20 to 60 seats). Where multiple braking systems are certified for a particular aircraft, it is generally the airline and not the airframe manufacturer that decides which of the approved wheel and brake suppliers will originally equip such airline's fleet. Some of the Company's airline customers include American Airlines, Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swissair, Northwest Airlines, United Airlines, US Airways and Continental Airlines. The Company provides replacement parts for certain aircraft designed by The Boeing Company ("Boeing") including the Boeing 707, but does not produce products for any commercial aircraft currently manufactured by Boeing. Aircraft Braking Systems supplies products to McDonnell Douglas, which has announced a proposed merger with Boeing.

MILITARY. The Company is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of certain foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the military aircraft using these products are the F-2 (formerly the FS-X), F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, B2 and the C-130. Substantially all
of the Company's military products are sold to the Department of Defense, foreign governments or to airframe manufacturers including the Lockheed Martin Corporation ("Lockheed Martin"), McDonnell Douglas, Boeing, Sikorsky, Bell, Saab and AIDC. In March 1996 the Company commenced wheel and brake deliveries to Lockheed Martin for the upgraded C-130J aircraft. Brake control systems manufactured for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 Jaguar and IDF aircraft.

GENERAL AVIATION. The Company believes it is the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft. This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Learjet, Canadair, Cessna, Dassault and distributors, such as Aviall. Anti-skid systems are supplied by the Company to Gulfstream, Canadair, Dassault and a variety of other aircraft manufacturers. General aviation aircraft using the Company's equipment exclusively include the Beech Starship and Beech 400 A/T series of aircraft, the Lear series 20, 30, 31A, 50 and 60 and the Gulfstream G-I, G-II and G-III.

Foreign Customers

The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. The following table shows sales of the Company to both foreign and domestic customers:

                                                              Fiscal Years Ended
                                         Nine Months Ended       March 31,
                                            December 31,     -------------------
                                              1996           1996          1995
                                              ----           ----           ----
Domestic sales ....................            57%            59%            62%
Foreign sales .....................            43%            41%            38%
                                              ----           ----           ----
       Total ......................           100%           100%           100%
                                              ====           ====           ====

Independent Research and Development

The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At December 31, 1996, the Company employed approximately 160 engineers (of whom 31 held advanced degrees); approximately 28 of such engineers (including 14 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve the Company's products.

The costs incurred relating to independent research and development for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995 were $8.6 million, $9.8 million and $8.4 million, respectively.

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

Competition

The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Allied Signal's Aircraft Landing Systems Division and the B.F. Goodrich Company. Both significant competitors are larger and have greater financial resources than the Company. The principal competitor for anti-skid systems is the Hydro-Aire Division of Crane Co. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France, both are owned by Zodiac S.A., a French Company.

Backlog

Backlog at December 31, 1996 and 1995 amounted to approximately $167.0 million and $160.4 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 84% of total Company backlog at December 31, 1996 is expected to be shipped during the fiscal year ending December 31, 1997, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

Of the total Company backlog at December 31, 1996, approximately 27% was directly or indirectly for end use by the U. S. Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

Government Contracts

For the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, approximately 12%, 16%, and 14%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

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

Companies supplying defense-related equipment to the Government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the Government, changes in the Government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the Government for aircraft using products of the type manufactured by the Company, or lower margins resulting from increasingly competitive procurement policies, or a reduction in the volume of contracts or subcontracts awarded to the Company or substantial cost overruns would have an adverse effect on the Company's cash flow and results of operations.

Supplies and Materials

The principal raw materials used in the Company's wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. The Company purchases steel and aluminum forgings from several sources. In the past, substantially all of the Company's carbon has been purchased from Hitco Technologies, Inc. ("Hitco") pursuant to supply arrangements. The Company is in litigation with Hitco concerning the respective obligations of the Company and Hitco under supply contracts and purchase orders. (See Item 3, "Legal Proceedings" and Note 13 to the consolidated financial statements.) The Company is in the process of expanding its existing carbon manufacturing facility and has developed an alternative supplier such that the Company believes adequate supplies of carbon will be available to meet demand despite termination of the Hitco contract. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary. The Company has not experienced any shortage of raw materials to date.

Personnel

At December 31, 1996, the Company had 1,235 full-time employees, of which 872 were employed by Aircraft Braking Systems (407 hourly and 465 salaried employees) and 363 were employed by Engineered Fabrics (242 hourly and 121 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Textile Workers' Union.

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

Item 2.   Properties

United States Facilities. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States which are individually owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio, and consists of approximately 770,000 square feet of manfacturing, engineering and office space. Engineered Fabrics' facility is located in Rockmart, Georgia, and consists of approximately 564,000 square feet of manufacturing, engineering and office space. The Company believes that its property and equipment are generally well-maintained, in good operating condition and adequate for its present needs.

Foreign Facilities. The Company occupies approximately 19,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. The Company also maintains sales and service offices in Rome, Italy and Toulouse, France.

Akron Facility Arrangements. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex formerly owned and operated by Loral Corporation and now owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer, and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, the Company leases approximately 433,000 square feet of space within the Lockheed Martin complex and is subject to annual occupancy payments to Lockheed Martin. During the nine months ended December 31, 1996 and during the fiscal years ended March 31, 1996 and 1995, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $1.2 million, $1.5 million and $1.3 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

Item 3.   Legal Proceedings

On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. after Hitco threatened to breach existing supply contracts unless prices were renegotiated. Hitco has been the principal supplier of the carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, seeks damages in excess of $47 million, injunctive relief and specific performance requiring Hitco to perform its obligations pursuant to existing contracts and purchase orders. Hitco has counterclaimed in the matter seeking, among other things, damages up to $130 million for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Hitco has sought to have the injunction vacated or modified.

To date, the preliminary injunction has not been vacated or modified, although Hitco argues it expired on December 13, 1996. Through January 1997, Hitco continued to supply carbon to the Company, although Hitco failed to acknowledge certain purchase orders. Aircraft Braking Systems has sought to hold Hitco in contempt of the court's injunction. Hitco has sought an injunction requiring that the Company turn over technology allegedly jointly developed and owned under the prior contractual arrangements. Hearings have been concluded on both the Company's contempt motion and Hitco's motion seeking technology but neither has been decided by the court.

In related actions, a suit filed by Hitco in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio action, has been stayed. Hitco also filed suit in the Federal District Court in the Northern District of Ohio for damages and injunctive relief against a third party claiming that such party, in supplying certain carbon to Aircraft Braking Systems, has acquired trade secrets of Hitco from Aircraft Braking Systems and has misappropriated trade secrets and technology developed under the same research and development contracts between Hitco and Aircraft Braking Systems which are the subject of the Ohio case and the California case. Aircraft Braking Systems has been granted leave to intervene and the other party has moved to dismiss the Federal action.

Management intends to vigorously advocate its interest in all lawsuits, to seek dismissal of the California action and to proceed in the Ohio case to enforce the preliminary injunction and otherwise to protect Aircraft Braking Systems' carbon supply as well as to seek damages from Hitco. Based upon the proceedings to date, advice of counsel and its own assessment of the matters in dispute, management does not expect the outcome of the litigation to be unfavorable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

There is no trading market for the Company's common stock. All of the Class A common stock of the Company except one share (which is owned by Chase Capital Partners, an affiliate of The Chase Manhattan Bank) is owned by Bernard L. Schwartz ("BLS"), Chairman of the Company. All of the Class B common stock is owned by Loral Space & Communications Ltd. ("Loral Space"). All of the preferred stock (except 44,999 shares owned by Chase Capital Partners) is owned by four limited partnerships of Lehman Brothers Holdings Inc. ("LBH"). (See "Security Ownership of Certain Beneficial Owners and Management.")

Item 6. Selected Financial Data

The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements. The selected financial data for the nine months ended December 31, 1995 is unaudited. Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.


                                                       Nine Months Ended
                                                         December 31,
                                                 -------------------------

                                                    1996             1995
                                                 ---------       ---------
                                                                 (Unaudited)

Income Statement Data:
  Net sales ..................................   $ 212,703       $ 199,784
  Cost of sales ..............................     136,813         136,277
                                                 ---------       ---------
  Gross Margin ...............................      75,890          63,507
  Independent research and development .......       8,623           6,610
  Selling, general and administrative expenses      17,297          15,378
  Amortization ...............................       7,810           7,813
                                                 ---------       ---------
  Operating income ...........................      42,160          33,706
  Interest expense, net ......................      27,197          31,288
                                                 ---------       ---------
  Income (loss) before income taxes,
    extraordinary charge and cumulative effect
    of  accounting changes ...................      14,963           2,418
  Income tax benefit .........................          81            --
  Extraordinary charge .......................      (9,142)(a)      (1,913)(b)
  Cumulative effect of accounting changes ....        --              --
                                                 ---------       ---------
  Net income (loss) ..........................   $   5,902       $     505
                                                 =========       =========

Balance Sheet Data (at end of period):
  Working capital ............................   $  34,189       $  38,938
  Total assets ...............................     419,115         412,028
  Long-term debt (a)(b)(f) ...................     287,000         293,000
  Stockholders' deficiency (e)(f) ............     (33,306)        (34,327)
Other Data (for the period):
  Capital expenditures .......................      14,091           3,343
  Depreciation and amortization ..............      14,644          14,260

                                                                  For the Years Ended
                                                                       March 31,
                                                 ------------------------------------------------------

                                                    1996             1995        1994            1993
                                                 ---------       ---------    ---------       ---------

                                                        (In Thousands)
Income Statement Data:
  Net sales ..................................   $ 264,736       $ 238,756    $ 226,131       $ 277,107
  Cost of sales ..............................     180,435         164,697      159,751         199,002
                                                 ---------       ---------    ---------       ---------
  Gross Margin ...............................      84,301          74,059       66,380          78,105
  Independent research and development .......       9,767           8,363       12,858          11,417
  Selling, general and administrative expenses      22,564          19,208       22,421          24,154
  Amortization ...............................      10,415          10,411       10,884          10,258
                                                 ---------       ---------    ---------       ---------
  Operating income ...........................      41,555          36,077       20,217          32,276
  Interest expense, net ......................      41,048          46,250       51,953          53,486
                                                 ---------       ---------    ---------       ---------
  Income (loss) before income taxes,
    extraordinary charge and cumulative effect
    of  accounting changes ...................         507         (10,173)     (31,736)        (21,210)
  Income tax benefit .........................        --              --           --              --
  Extraordinary charge .......................      (1,913)(b)        --           --            (2,477)(c)
  Cumulative effect of accounting changes ....        --              --         (2,305)(d)     (73,540)(e)
                                                 ---------       ---------    ---------       ---------
  Net income (loss) ..........................   $  (1,406)      $ (10,173)   $ (34,041)      $ (97,227)
                                                 =========       =========    =========       =========

Balance Sheet Data (at end of period):
  Working capital ............................   $  36,327       $  48,025    $  53,091       $  70,028
  Total assets ...............................     416,037         429,074      446,880         489,968
  Long-term debt (a)(b)(f) ...................     294,000         310,000      381,421         379,478
  Stockholders' deficiency (e)(f) ............     (39,701)        (34,748)     (90,355)        (51,868)
Other Data (for the period):
  Capital expenditures .......................      10,418           2,824        3,127           4,670
  Depreciation and amortization ..............      18,921          18,843       20,527          19,862


(a) During the nine months ended December 31, 1996, the Company redeemed $180 million principal amount of the 13 3/4% Senior Subordinated Debentures. In connection therewith, the Company recorded an extraordinary charge of $9.142 million. (See Note 7 to the consolidated financial statements.)

(b) On December 28, 1995, the Company redeemed $30 million principal amount of the 13 3/4% Senior Subordinated Debentures. In connection therewith, the Company recorded an extraordinary charge of $1.913 million. (See Note 7 to the consolidated financial statements.)

(c) The extraordinary charge of $2.477 million relates to the accelerated amortization of unamortized financing costs associated with the prepayment of a senior term loan in fiscal year 1993.

(d) Represents cumulative effect of the change in method of accounting for the discounting of liabilities for workers' compensation losses.

(e) Includes a charge for the cumulative effect of accounting change for Statement of Financial Accounting Standards No. 106 ($77.9 million) and a benefit for the change in method of accounting for certain overhead costs in inventory ($4.4 million).

(f) On September 2, 1994, K & F retired the $65.4 million principal amount of 14 3/4% Subordinated Convertible Debentures, held by Loral Corporation in exchange for $12.76 million in cash and 22.5% of equity. As a result, K & F stockholders' equity was increased by $65.4 million and long-term debt was reduced by an equal amount. (See Note 9 to the consolidated financial statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Aircraft Braking Systems generates approximately 75% of its revenues through the sale of replacement parts for wheels and braking systems previously manufactured by the Company and its predecessors and installed on over 30,000 commercial, general aviation and military aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production. Research, development and design expenditures are charged to operations when incurred. Original wheel and brake equipment supplied to aircraft manufacturers at or below the cost of production ("Program Investments") are charged to operations when delivered to the aircraft manufacturers. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from the sales of replacement parts over the life of the aircraft. The Company has invested and will continue to invest significant resources to have its products selected for use on new commercial airframes, focusing particularly on medium- and short-range aircraft. During the nine months ended December 31, 1996 and during the two years ended March 31, 1996, the Company spent an aggregate of approximately $101 million for research, development, design and Program Investments. The Company has been selected as a supplier of wheels and carbon brakes on the Airbus A-321, the sole supplier of wheels, carbon brakes and anti-skid systems on the MD-90, the sole supplier of wheels and brakes for the Saab 2000, the Canadair Regional Jet, the Lear 60 and as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340. These programs are in the early stages of their life cycles and represent significant future revenue opportunities for the Company.

Results of Operations

Nine Months Ended December 31, 1996 Compared with the Nine Months Ended December 31, 1995

SALES. Sales for the nine months ended December 31, 1996 totaled $212.7 million reflecting an increase of $12.9 million or 6.5% compared with $199.8 million for same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $11.8 million, primarily on the DC-9, DC-10, MD-90 and Canadair Regional Jet programs, and higher general aviation sales of $7.4 million primarily on the Beech, Lear and Gulfstream aircraft. Partially offsetting this increase were lower military sales of $6.3 million on various programs.

GROSS MARGIN. The gross margin for the nine months ended December 31, 1996 was 35.7% compared with 31.8% for the same period in the prior year. This increase was primarily due to the overhead absorption effect relating to the higher sales volume and lower shipments of original equipment to airframe manufacturers at or below the cost of production.

INDEPENDENT RESEARCH AND DEVELOPMENT. Independent research and development costs were $8.6 million for the nine months ended December 31, 1996 compared with $6.6 million for the same period in the prior year. This increase was primarily due to higher costs associated with the A-319 and MD-90 programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $17.3 million for the nine months ended December 31, 1996 compared with $15.4 million for the same period in the prior year. This increase was primarily due to higher performance related incentive compensation and legal fees incurred in connection with the Hitco litigation. (See Note 13 to the consolidated financial statements.)

INTEREST EXPENSE, NET. Interest expense, net was $27.2 million for the nine months ended December 31, 1996 compared with $31.3 million for the same period in the prior year. This decrease was primarily due to a lower average principal balance on the 13 3/4% Senior Subordinated Debentures due 2001 (the "13 3/4% Debentures") and lower interest rates as a result of refinancing the 13 3/4% Debentures with $140 million principal amount of 10 3/8% Senior Subordinated Notes due 2004 (the "10 3/8% Notes") on August 15, 1996, and borrowings under the Amended and Restated Credit Agreement. This decrease was partially offset by the need to keep both the 13 3/4% Debentures and the 10 3/8% Notes outstanding during the redemption notification period of 30 days. (See
Note 7 to the consolidated financial statements.)

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

INTEREST EXPENSE, NET. Net interest expense decreased $5.2 million in fiscal year 1996 compared with the prior year. This decrease was due to the retirement of the 14 3/4% Subordinated Convertible Debentures (the "Convertible Debentures") on September 2, 1994 (see Note 9 to the consolidated financial statements), and the redemption of $30 million principal amount of the 13 3/4% Debentures on December 28, 1995. (See Note 7 to the consolidated financial statements.)

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make Program Investments. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its $70 million revolving loan facility.

On August 14, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") consisting of a $40 million senior term loan (the "Term Loan") and a $70 million senior revolving loan (the "Revolving Loan"). All borrowings under the Revolving Loan mature August 14, 2001. The Term Loan is a six-year amortizing facility maturing September 30, 2002. In addition to scheduled quarterly principal payments on the Term Loan, 50% of excess cash flow (as defined) must be used to prepay the principal. As a result of the excess cash flow calculation (calculated from August 14, 1996), at December 31, 1996 long-term debt of $2.5 million has been classified as current in addition to the $3.5 million of scheduled payments to be made during 1997.

During the nine months ended December 31, 1996, the Company redeemed the remaining $180 million of 13 3/4% Debentures. The Company used the net proceeds from the $140 million principal amount of 10 3/8% Notes issued on August 15, 1996, together with borrowings under the Credit Agreement, to redeem the remaining 13 3/4% Debentures at a price of 102.5% of the principal amount thereof. In connection therewith, the Company recorded an extraordinary charge of $9.142 million consisting of redemption premiums and the write-off of unamortized financing costs.

The Company's management believes that it will have adequate resources to meet its cash requirements through funds generated from operations and borrowings under its Revolving Loan (with availability determined by reference to a borrowing base of eligible accounts receivable and inventory). At December 31, 1996, the Company had $51.6 million available to borrow under the Revolving Loan. In addition, the refinancing of the 13 3/4% Debentures with lower interest rate debt will enable the Company to save between $5 million and $6 million in annual interest expense, depending on the floating interest rates of the Credit Agreement.

Contingency

Aircraft Braking Systems had been purchasing substantially all of the carbon for its carbon brakes under supply arrangements with Hitco. The contracts and commitments between Aircraft Braking Systems and Hitco are now the subject of litigation. A loss of carbon supply for carbon brakes manufactured by Aircraft Braking Systems would have a material, adverse affect on the Company's business and financial condition. (See Item 3, "Legal Proceedings" and Note 13 to the consolidated financial statements.) In December 1995, Hitco threatened to interrupt deliveries of carbon unless prices were renegotiated. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon manufacturing facilities. Hitco was enjoined from refusing to supply Aircraft Braking Systems with carbon pursuant to the existing contracts and purchase orders, and Hitco continued to supply carbon during 1996 while disputing various purchase orders and the scope of the injunction. Because of the injunction obtained in the litigation with Hitco, the Company's supply of carbon from Hitco was not interrupted during 1996. Based upon the proceedings to date, advice of counsel and its own assessment of the matters in the dispute, management does not expect the outcome of the litigation to be unfavorable to the Company.

For certain programs, the Company has developed an alternate supplier for carbon. The Company has also commenced a major expansion of its existing carbon manufacturing facility in Akron, Ohio, which will provide a five-fold increase in the Company's own carbon production capacity. Construction of the facility is substantially complete and is expected to be fully operational during the second quarter of calendar year 1997. Aircraft Braking Systems is currently manufacturing carbon on three of the five new densification furnaces to be installed. When fully operational, the Company believes it will have sufficient sources of carbon to meet all of its requirements for carbon brake production at the current level of business.

Capital Expenditures

The Company had additions to fixed assets of $14.1 million, $10.4 million and $2.8 million for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively. The increase during the nine months ended December 31, 1996 as compared with the fiscal year ended March 31, 1996 was primarily due to the completion of construction of a 21,000 square foot expansion to the carbon manufacturing building at the Company's Akron, Ohio facility which was started in the beginning of fiscal year of 1996. Capital spending for the year ending December 31, 1997 is expected to be approximately $8.0 million.

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

Item 8. Financial Statements and Supplementary Data

See the financial statements, together with the auditors' reports thereon, appearing on pages F-1 to F-19 hereof.

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

NAME                                AGE            POSITION(S)
----                                ---            -----------
Bernard L. Schwartz*                71             Chairman of the Board
                                                   and Chief Executive Officer
Herbert R. Brinberg*                71             Director
Ronald H. Kisner*                   48             Director
John R. Paddock*                    43             Director
James A. Stern**                    46             Director
A. Robert Towbin**                  61             Director
Alan H. Washkowitz**                56             Director
Donald E. Fogelsanger               71             President
Kenneth M. Schwartz                 45             Executive Vice President
Dirkson R. Charles                  33             Chief Financial Officer

----------

*    Designated as director by BLS pursuant to the Stockholders Agreement.
** Designated as director by Lehman Brothers Holdings Inc. ("LBH") pursuant to the Stockholders Agreement.

Mr. Bernard L. Schwartz has been Chairman and Chief Executive Officer of the Company since 1989. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Space & Communications Ltd. since April 1996. From 1972 to April 1996 Mr. Schwartz was Chairman and Chief Executive Officer of Loral Corporation. Mr. Schwartz is Chairman and Chief Executive Officer of Globalstar Telecommunications Limited, Chairman and Chief Executive Officer of Space Systems/Loral, Inc., Chief Executive Officer of Globalstar, L.P., Vice Chairman of the Board of Directors of Lockheed Martin Corporation, a Director of Reliance Group Holdings, Inc. and certain subsidiaries, a Director of First Data Corporation and a Trustee of New York University Medical Center.

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

Mr. Stern is Chairman of The Cypress Group L.L.C., a private merchant bank. He was a Managing Director of Lehman Brothers from 1984 to 1994. From 1989 to 1994, Mr. Stern was also head of the Merchant Banking Group of Lehman Brothers. He was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. from 1982 to 1984. Mr. Stern is also a director of R.P. Scherer Corp., Noel Group Inc., Lear Corporation, Cinemark USA, Inc. and Amtrol, Inc.

Mr. Towbin joined Unterberg Harris in September of 1995 as a Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers from January 1987 until January of 1994. Mr. Towbin was Vice Chairman, Member of the Executive Committee and Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. from 1986 to 1987 and from 1983 to 1986, Mr. Towbin was Vice Chairman. From 1977 to 1983 he was General Partner of L.F. Rothschild, Unterberg, Towbin and from 1959 to 1977, Mr. Towbin was General Partner of C.E. Unterberg, Towbin Co. Mr. Towbin is also a Director of Bradley Real Estate Inc., Columbus New Millennium Fund, Gerber Scientific, Inc. and Globalstar Telecommunications Limited.

Mr. Washkowitz has been a Managing Director of Lehman Brothers since 1984. He was a Managing Director of Lehman Brothers Kuhn Loeb, Inc. from 1978 to 1984. Mr. Washkowitz began in the Corporate Finance Department of Kuhn Loeb & Co. in 1968 and became a general partner of the firm in 1975. Mr. Washkowitz is also a director of Illinois Central Corporation and Lear Corporation.

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


     Aircraft Braking Systems Corporation
     ------------------------------------

                NAME              AGE                     POSITION
                ----              ---                     --------
          Ronald E. Welsch        62                     President
          Frank P. Crampton       53              Vice President-Marketing
          Richard W. Johnson      53       Vice President-Finance and Controller
          James J. Williams       41            Vice President-Manufacturing

     Engineered Fabrics Corporation
     ------------------------------

                NAME              AGE                     POSITION
                ----              ---                     --------
          Roger C. Martin         59                      President
          Terry L. Lindsey        52               Vice President-Marketing
          Anthony G. McCann       37              Vice President-Operations
          John A. Skubina         42                Vice President-Finance

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

Mr. Johnson has been Vice President of Finance and Controller at Aircraft Braking Systems since April 1989. From 1987 to 1989, he was Vice President of Finance and Controller of Loral Corporation's Aircraft Braking Systems Division. Prior to this assignment, he had spent 22 years with Goodyear Aerospace Corporation, including one year as the Controller of the wheel and brake division. Mr. Johnson joined Goodyear Aerospace Corporation in 1966. He became Manager of Accounting in 1979 for the Centrifuge Equipment Division of Goodyear Aerospace Corporation after holding various positions in the Defense Systems Division.

Mr. Williams was named Vice President of Manufacturing at Aircraft Braking Systems in May 1992. He had been Director of Manufacturing since joining Aircraft Braking Systems in September 1989. Previously from April 1985 to August 1989, he was Branch Manager of Refurbishment Operations at United Technologies responsible for the refurbishment process of the Solid Rocket Boosters on the Shuttle Program. Mr. Williams started his aviation career in 1975 in the Air Force as a Hydraulic Systems Specialist. He was Superintendent, Manufacturing at Fairchild Republic Company from 1979 to 1983, followed by Manager, B-1B Manufacturing Operations at Rockwell International Corporation from 1983 to 1985.

Mr. Martin has been President of Engineered Fabrics Corporation since 1987. From June 1984 until 1987, he was General Manager of GAC's Engineered Fabrics Division. Mr. Martin has been continuously employed by Goodyear, GAC, Loral Corporation and K & F for the past 35 years. Other positions Mr. Martin held with Goodyear include General Manager, Program Manager and a number of research positions. He holds a patent for elastomeric protective coating for metal storage reels.

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

Item 11.   Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for the nine months ended December 31, 1996 (the "Transition Period") and for the fiscal years ended March 31, 1996 and 1995, paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries.


                                                             ------------------------------    -----------------------
                                                                         Annual                       Long-Term
                                                                      Compensation                   Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                   Tran-                                                                   All other
                                                  sition                                        Options       LTIP          Compen-
                                                  Period*        Salary              Bonus      Granted      Payouts       sation(a)
 Name and Principal Position                        or             ($)                ($)         (#)          ($)            ($)
                                                  Fiscal
                                                   Year
------------------------------------------------------------------------------------------------------------------------------------
Bernard L. Schwartz                                1996*       1,477,426(b)             (c)       --              --              --
Chairman of the Board and                          1996        1,770,500(b)              --       --              --              --
Chief Executive Officer                            1995        1,779,500(b)              --       --              --              --
------------------------------------------------------------------------------------------------------------------------------------
Kenneth M. Schwartz                                1996*         274,231(b)             (d)       --          28,333          19,331
Executive Vice President of                        1996          321,815(b)         115,000       --          13,333           4,196
K & F Industries, Inc.                             1995          283,600(b)         105,000       --              --           3,565
------------------------------------------------------------------------------------------------------------------------------------
Donald E. Fogelsanger                              1996*         170,769                (d)       --          30,000          42,369
President of  K & F Industries,                    1996          196,000            125,000       --          13,333          22,829
Inc.                                               1995          198,538            120,000       --              --          19,442
------------------------------------------------------------------------------------------------------------------------------------
Ronald E. Welsch                                   1996*         145,308                (d)       --          22,000          25,997
President of Aircraft Braking                      1996          172,000             70,000       --          10,000          38,533
Systems Corporation                                1995          162,769             78,000       --              --           3,806
------------------------------------------------------------------------------------------------------------------------------------
Roger C. Martin                                    1996*         109,757                (d)       --          17,333          27,229
President of Engineered Fabrics                    1996          136,674             55,000       --           8,333          11,489
Corporation                                        1995          132,767             55,500       --              --          10,520
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes the following: (i) Company contributions to individual 401(k) plan accounts for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively: Mr. K. Schwartz - $2,414, $3,996 and $3,375; Mr. Fogelsanger - $3,054, $4,050 and $3,475; Mr.
     Welsch - $3,084, $4,050 and $3,446; Mr. Martin - $3,442, $4,050 and $3,110;
     (ii) the value of supplemental life insurance programs for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively: Mr. K. Schwartz - $16,917, $200 and $190; Mr. Fogelsanger - $39,315, $18,779 and $15,967; Mr. Welsch - $22,913, $1,107
     and $360; Mr. Martin - $23,787, $7,439 and $7,410; and (iii) $33,376 paid to Mr. Welsch during the fiscal year ended March 31, 1996, for moving expenses incurred in connection with his employment.

(b) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him (including certain other executive officers of Loral Space who are active in the management of the Company) in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. BLS has designated that $100,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for all periods shown.

(c) The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS and other advisors ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses for the nine months ended December 31, 1996 have not yet been determined nor approved by the Company's Board of Directors.

(d) Bonus amounts for the nine months ended December 31, 1996 have not yet been determined nor approved by the Company's Board of Directors. It is expected that these amounts will be in line with prior years.


                                  OPTION GRANTS

There were no grants of stock options by the Company, during the nine months ended December 31, 1996, to the named executive officers.

                           AGGREGATED OPTION EXERCISES
                AND YEAR-END OPTIONS VALUES AT DECEMBER 31, 1996

-----------------------------------------------------------------------------------------------
                                                                                    Value of
                                                                   Number of      Unexercised
                                                                  Unexercised     In-the-Money
                                                                   Options at       Options at
                                                                   FY-End (#)     FY-End ($)(1)
                                                                -------------------------------
                                      Shares
                                    Acquired on     Value        Exercisable/     Exercisable/
      Name                          Exercise (#) Realized ($)   Unexercisable    Unexercisable
-----------------------------------------------------------------------------------------------
Bernard L. Schwartz                      0           0                   0           0/0
Kenneth M. Schwartz                      0           0           1,313/187           0/0
Donald E. Fogelsanger                    0           0           2,375/125           0/0
Ronald E. Welsch                         0           0           250/250             0/0
Roger C. Martin                          0           0           1,375/125           0/0
-----------------------------------------------------------------------------------------------

(1) None of the Company's stock is currently publicly traded. All options were granted at book value computed as of April 27, 1989.

LONG-TERM INCENTIVE PLAN AWARDS

Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction) in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. The following awards were earned for the individuals named in the Summary Compensation Table during the fiscal years ended March 31, 1996 and 1995, respectively: Mr. K. Schwartz $45,000 and $40,000; Mr. Fogelsanger $50,000 and $40,000; Mr. Welsch $36,000 and
$30,000; and Mr. Martin $27,000 and $25,000. Awards for the nine months ended December 31, 1996 have not yet been determined nor approved by the Company's Board of Directors. It is expected that these amounts will be in line with prior years.

THE RETIREMENT PLAN

The Company established, effective May 1, 1989, as amended, the K & F Industries Retirement Plan for Salaried Employees (the "Company Retirement Plan"), a defined benefit pension plan. The Company has received a favorable determination letter from the Internal Revenue Service that the Company Retirement Plan is a qualified plan under the Internal Revenue Code. The terms of the Company Retirement Plan are as follows: a non-contributory benefit and a contributory benefit. The cost of the former is borne by the Company; the cost of the latter is borne partly by the Company and partly by the participants. Salaried employees who have completed at least six months of service and satisfied a minimum earnings level are eligible to participate in the contributory portion of the Company Retirement Plan; salaried employees become participants in the non-contributory portion on their date of hire. The Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Plan provides an annual benefit equal to the greater of: 60% of the participant's aggregate contributions; or, average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (a) 2.4% times years of continuous service up to 10, plus, (b) 1.8% times additional years of such service up to 20, plus, (c)1.2% times additional years of such service up to 30, plus, (d) 0.6% times all additional such service above 30 years.

Effective January 1, 1990, the Plan was amended for eligible employees of K & F Industries and Aircraft Braking Systems to provide an annual benefit equal to
(a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of continuous service on and after January 1, 1990, a contributory benefit of (i) for 14 years of continuous service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of continuous service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has (a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $120,000 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in the amended plan of K & F and Aircraft Braking Systems and the supplemental plan are $223,000 for Mr. K. Schwartz; $116,000 for Mr. Fogelsanger; and $35,000 for Mr. Welsch. BLS does not participate in either plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65; (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (c) participation in the contributory portion of the plan will continue at current levels. The Company has a similar plan at Engineered Fabrics in which Mr. Martin participates. Estimated annual benefits for Mr. Martin are $92,000 using the assumptions in (a), (b) and (c) above.

For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

COMPENSATION OF DIRECTORS

The Board of Directors held three meetings during the nine months ended December 31, 1996. Non-equity members of the Board of Directors receive annual fees of $12,000 per year. Messrs. Towbin, Washkowitz and Stern (three directors designated by LBH pursuant to the Stockholders Agreement) waived any compensation for services as a director for the nine months ended December 31, 1996. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

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

PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of the capital stock of the Company as of December 31, 1996.


                                                                                                       Number of
                                                               Number of Shares    Number of Shares     Shares         Percentage
                                                                  of Class A          of Class B      of Preferred    Ownership of
                                                                 Common Stock       Common Stock       Stock(a)     Capital Stock(b)
                                                                 ------------       ------------       --------     ----------------
 Bernard L. Schwartz .....................................       553,343(c)                 --             --                 27.12%
*Lehman Brothers Merchant
    Banking Portfolio Partnership L.P. ...................            --                    --        478,387(d)              23.45
*Lehman Brothers Offshore
    Investment Partnership L.P. ..........................            --                    --        129,745(e)               6.36
*Lehman Brothers Offshore
    Investment Partnership - Japan L.P. ..................            --                    --         49,348(e)               2.42
* Lehman Brothers Capital Partners
    II, L.P. .............................................            --                    --        325,156(f)              15.94
 Chase Capital Partners ..................................             1                    --         44,999                  2.21
 Loral Space & Communications Ltd. .......................            --               458,994             --                 22.50
                                                                ----------         ------------     -----------         ------------
                                                                 553,344               458,994      1,027,635                100.00%
                                                                ==========         ============     ===========         ============

*Collectively referred to as the "Lehman Investors."

(a) The preferred stock is convertible into Class A common stock on a one-for-one basis.

(b) Assumes that the preferred stock has been converted into voting common stock.

(c) BLS has granted options to officers and directors of the Company and its subsidiaries, at a per share exercise price of $40, for an aggregate of 30,500 shares of the voting common stock owned by BLS. The agreements pursuant to which such options are issued (i) provide that the option is exercisable in whole or in part at any time prior to the tenth anniversary of the date of such agreement and (ii) restrict the transfer of the option and any shares purchased upon exercise of the option. The option agreements further provide that BLS will retain all voting rights with respect to shares sold to an option holder upon exercise of an option.

(d) LB I Group Inc. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(e) Lehman Brothers Offshore Partners Ltd. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(f) LBH is the general partner of the limited partnership. The limited partnership is a fund for current and former employees of LBH.

Stockholders Agreement

The Company, BLS, the Lehman Investors, Chase Capital Partners and Loral Space (each, a "Stockholder") entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") dated as of September 2, 1994, which contains certain restrictions with respect to the transferability of the Company's capital stock, certain rights granted by the Company with respect to such shares and certain voting and other arrangements. The Stockholders Agreement will terminate at such time as more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities ("Common Equivalents") then outstanding have been sold pursuant to one or more public offerings, except that the registration rights continue as to any common stock held by parties thereto as long as they own their shares, and the voting provisions contained in the Stockholders Agreement terminate on September 2, 2004.

The Stockholders Agreement provides that the Company's Board of Directors be comprised initially of 7 directors. BLS is entitled to (i) appoint a majority of the directors as long as he and his affiliates own at least 135,000 shares of common stock, (ii) three directors as long as he and his affiliates own at least 100,000 shares of common stock, and (iii) one director as long as he and his affiliates own any shares of common stock. The Lehman Investors are entitled to
(i) appoint three directors as long as they collectively own at least 100,000 Common Equivalents, (ii) a majority of the directors if (a) they own at least 135,000 shares of common stock and (b) BLS dies or becomes disabled or owns less than 135,000 shares of Common Equivalents, and (iii) one director as long as they own any Common Equivalents. If and for so long as Loral Space and its affiliates own any shares of voting common stock, at the request of Loral Space, the number of members of the Board of Directors shall be increased to 9, Loral Space shall be entitled to designate one member of the Board of Directors, and the remaining member shall be designated by the stockholder which at such time has the right to designate a majority of the Board of Directors. The Company's by-laws provide that the following corporate actions will require the vote of at least one Lehman Investor designated director including (with certain limited exceptions) (i) mergers, consolidations or recapitalization, (ii) issuances of capital stock or preferred stock, (iii) repurchases of and dividends on capital stock, (iv) issuance of employee options representing more than 50,000 shares of common stock, (v) dissolution or liquidation of the Company, (vi) acquisition, sale or exchange of assets in excess of $5,000,000, (vii) the incurrence of debt or liens in excess of $10 million in the aggregate, (viii) the making of loans, investments or capital expenditures in excess of $10 million, (ix) transactions with affiliates and (x) prepayments of or amendments to any amount of financing in excess of $10 million. The Stockholders Agreement provides that the Charter and By-laws of the Company then in effect may not be amended without the consent of the Lehman Investors designated director for so long as the Lehman Investors or its affiliates own at least 100,000 shares of the outstanding capital stock.

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

In May 1996, K & F purchased $343,000 principal amount of the Company's 13 3/4% Debentures from A. Robert Towbin, who is a member of the Board of Directors of the Company, at a price of 103.65% of the principal thereof plus accrued interest. In May 1996, the 13 3/4% Debentures were callable at a price of 103.75% of the principal amount.

The Company pays Ronald H. Kisner, who is a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services.

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

The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS and other advisors ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $200,000 for the fiscal year ended March 31, 1996 and paid to certain executive officers of Loral Space. BLS did not receive any payments under this plan for the fiscal year ended March 31, 1996. Bonuses for the nine months ended December 31, 1996 have not yet been determined nor approved by the Company's Board of Directors.

Lehman Brothers has from time to time provided investment banking, financial advisory and other services to the Company, for which services Lehman Brothers has received fees. As the beneficial owners of 48.17% of the outstanding capital stock, the Lehman Investors are able to elect three directors to the Company's Board of Directors and have the benefit of certain rights under the Stockholders Agreement and the Company's By-laws. During the nine months ended December 31, 1996, Lehman Brothers received underwriting discounts and commissions of $2.6 million in connection with the offering of the 10 3/8% Notes.

Pursuant to agreements between the Company and Loral Space (which owns 22.5% of the outstanding capital stock), the Company reimburses Loral Space for real property occupancy, benefits administration and legal services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.2 million for the nine months ended December 31, 1996. Included in accounts payable at December 31, 1996 is $0.2 million.

Pursuant to agreements between K & F and Loral Corporation, the parties provided services to each other and shared certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral Corporation were as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral Corporation were $3.6 million and $3.0 million for the fiscal years ended March 31, 1996 and 1995, respectively. Billings to Loral Corporation were $2.7 million and $0.2 million for the fiscal years ended March 31, 1996 and 1995. Purchases from Loral Corporation were $2.2 million and $1.9 million for the fiscal years ended March 31, 1996 and 1995. Included in accounts receivable and accounts payable at March 31, 1996 is $3.5 million and $2.3 million.

On April 22, 1996, Lockheed Martin acquired the defense electronics and systems integration businesses of Loral Corporation which included the Akron, Ohio facility. The various occupancy and service agreements affecting the Akron, Ohio facility will remain in full force and effect. K & F will continue to reimburse Lockheed Martin for real property occupancy, and costs relating to shared easements and services. (See Item 2, "Properties.")

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Index to Financial Statements:

                                                                          Page
                                                                          ----
K & F Industries, Inc. - Consolidated Financial Statements:

 Independent Auditors' Report                                              F-1

 Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996    F-2

 Consolidated Statements of Operations for the Nine Months Ended
 December 31, 1996 and the Years Ended March 31, 1996 and 1995             F-3

 Consolidated Statements of Stockholders' Deficiency for the Nine
 Months Ended December 31, 1996 and the Years Ended March 31, 1996
 and 1995                                                                  F-4

 Consolidated Statements of Cash Flows for the Nine Months Ended
 December 31, 1996 and the Years Ended March 31, 1996 and 1995             F-5

 Notes to Consolidated Financial Statements                                F-6

All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.04 through 10.09 and 10.11, 10.12 and
10.19 are management contracts or compensation plans.

(b) Reports on Form 8-K: A report on Form 8-K was filed on November 22, 1996 to report the change of the Company's fiscal year-end from March 31 to December 31.

     Exhibits: See exhibit index below.

(c)  Exhibits

        2.01- Agreement for Sale and Purchase of Assets dated March 26, 1989 between Loral Corporation and the Registrant (1)

        3.01-   Amended and Restated Certificate of Incorporation of the Company
                (7)

        3.02-   Amended and Restated By-Laws of the Company (6)

        4.01- Indenture dated as of August 15, 1996 for the 10 3/8% Senior Subordinated Notes due 2004 (including the form of Senior Subordinated Notes as Exhibit A thereto) between the Company and Fleet National Bank, as trustee (9)

        4.04- Indenture dated as of June 1, 1992 for the 11 7/8% Senior Secured Notes Due 2003 (including the form of Senior Notes) between the Company and the Bank of New York, as trustee (5)

        4.07- Pledge Agreement dated as of June 10, 1992 between the Company and the Bank of New York, as collateral trustee (5)

        10.01 - Securities Purchase Agreement dated as of April 27, 1989, among the Company, Bernard L. Schwartz ("BLS") and Lehman Brothers Holdings Inc. ("LBH") (1)

        10.02 - Assumption Agreement dated as of April 27, 1989 (1)

        10.03 - Shared Services Agreement dated April 27, 1989, among Lockheed Martin, the Company, Aircraft Braking Systems Corporation and Engineered Fabrics Corporation (1)

        10.04 - Director Advisory Agreement dated as of April 27, 1989, between the Company and BLS (1)

        10.05 - Non-Competition Agreement dated as of April 27, 1989, between the Company and BLS (1)

        10.06 - K & F Industries, Inc. Retirement Plan for Salaried Employees
                (5)

        10.07 - K & F Industries, Inc. Savings Plan for Salaried Employees (5)

        10.08 - Goodyear Aerospace Corporation Supplemental Unemployment Benefits Plan for Salaried Employees - Plan A (1)

        10.09 - The Loral Systems Group Release and Separation Allowance Plan
                (1)

        10.10 - Letter Agreement dated April 27, 1989, between the Company and LBH (1)

        10.11 - K & F Industries, Inc. 1989 Stock Option Plan (2)

        10.12 - K & F Industries, Inc. Executive Deferred Bonus Plan (2)

        10.13 - Securities Purchase Agreement dated as of July 22, 1991 among the Company, BLS and the Lehman Investors (4)

        10.14 - Securities Purchase Agreement among the Company, BLS and the Lehman Investors dated September 2, 1994 (6)

        10.15 - Amended and Restated Stockholders Agreement dated as of September 2, 1994, By and Among the Company, BLS, the Lehman Investors, Chase Capital Partners and Loral Space (6)

        10.16 - Agreement dated as of September 2, 1994, between the Company and Loral Space (6)

        10.17 - Amendment of Stockholders Agreement dated November 8, 1994 (6)

        10.18 - Securities Conversion Agreement among the Company and the Converting Stockholders, dated November 8, 1994 (6)

        10.19 - K & F Industries, Inc. Supplemental Executive Retirement Plan
                (8)


        10.20 - Amended and Restated Credit Agreement dated as of August 14, 1996, among ABS, EFC, the Lenders (as defined therein), Lehman Commercial Paper, Inc., as Documentation Agent and Chase Securities Inc., individually and as agent for the Lenders ("Chase") (9)

        10.21 - Amended and Restated Security Agreement dated as of August 14, 1996, between ABS and Chase (9)

        10.22 - Amended and Restated Security Agreement dated as of August 14, 1996, between EFC and Chase (9)

10.23 - Revolving Credit Note dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank (9)

10.24 - Facility A Notes dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank (9)

10.25 - Amended and Restated K & F agreement dated as of August 14, 1996, between the Company and Chase (9)

10.26 - Amended and Restated Subordination Agreement dated as of August 14, 1996, between ABS and Chase (9)

10.27 - Amended and Restated Subordination Agreement dated as of August 14, 1996, between EFC and Chase (9)

10.28 - Purchase Agreement dated August 12, 1996 among the Company, Lehman Brothers Inc. and Chase Securities Inc. (9)

10.29 - Registration Rights Agreement dated as of August 15, 1996 among the Company, Lehman Brothers Inc. and Chase Securities Inc. (9)

12.01 - Statement of computations of ratio of earnings to fixed charges (9)

21.01 - Subsidiaries of the Registrant (1)

24.01 - Powers of Attorney (included on signature page)

27.01 - Financial Data Schedule
----------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-4, No. 333-11047 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         K & F INDUSTRIES, INC.

         By:/s/KENNETH M. SCHWARTZ
            -----------------------------
            Kenneth M. Schwartz
            Executive Vice President

            Date:   March 28, 1997

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                            Date
   ---------                         -----                            ----

          *                    Chairman of the Board, Chief       March 28, 1997
-------------------------      Executive Officer and Director
Bernard L. Schwartz            (principal executive officer)

/s/KENNETH M. SCHWARTZ         Executive Vice President           March 28, 1997
-------------------------
 Kenneth M. Schwartz

/s/DIRKSON R. CHARLES           Chief Financial Officer           March 28, 1997
--------------------------      (principal financial and
 Dirkson R. Charles             accounting officer)

          *                     Director                          March 28, 1997
--------------------------
Herbert R. Brinberg

          *                     Director                          March 28, 1997
--------------------------
 Ronald H. Kisner

          *                     Director                          March 28, 1997
--------------------------
John R. Paddock

          *                     Director                          March 28, 1997
--------------------------
James A. Stern

          *                     Director                          March 28, 1997
--------------------------
 A. Robert Towbin

          *                     Director                          March 28, 1997
---------------------------
Alan H. Washkowitz

*By: /s/KENNETH M. SCHWARTZ    Attorney-in-Fact                   March 28, 1997
     ---------------------
     Kenneth M. Schwartz

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of K & F Industries, Inc.:

We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 1996 and March 31, 1996, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the nine months ended December 31, 1996 and for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 1996 and March 31, 1996, and the results of their operations and their cash flows for the nine months ended December 31, 1996 and for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
New York, New York
January 23, 1997

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,             March 31,
                                                                                                       1996                 1996
                                                                                                 -------------        -------------
                                                              ASSETS
Current Assets:
   Cash and cash equivalents .............................................................       $   1,508,000        $   2,412,000
   Accounts receivable, net ..............................................................          36,032,000           35,228,000
   Inventory .............................................................................          68,334,000           63,332,000
   Deferred tax asset ....................................................................           1,411,000                   --
   Other current assets ..................................................................             586,000              832,000
                                                                                                 -------------        -------------
                  Total current assets ...................................................         107,871,000          101,804,000
                                                                                                 -------------        -------------

Property, Plant and Equipment - Net ......................................................          69,986,000           65,044,000

Deferred Charges - Net of amortization of $3,741,000 and
   $9,452,000 ............................................................................         24,674,000           24,082,000

Cost in Excess of Net Assets Acquired - Net of amortization
   of $46,839,000 and $42,257,000 ........................................................         196,446,000          202,119,000

Intangible Assets - Net of amortization of $26,576,000
   and $24,035,000 .......................................................................          20,138,000           22,988,000
                                                                                                 -------------        -------------
Total Assets .............................................................................       $ 419,115,000        $ 416,037,000
                                                                                                 =============        =============

                                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
    Accounts payable .....................................................................       $  11,253,000        $  12,485,000
    Current portion of long-term debt ....................................................           6,000,000                   --
    Interest payable .....................................................................           6,689,000            8,217,000
    Other current liabilities ............................................................          49,740,000           44,775,000
                                                                                                 -------------        -------------
                  Total current liabilities ..............................................          73,682,000           65,477,000
                                                                                                 -------------        -------------

Postretirement Benefit Obligation Other Than Pensions ....................................          75,439,000           75,390,000

Other Long-Term Liabilities ..............................................................          16,300,000           20,871,000

Long-Term Debt ...........................................................................         287,000,000          294,000,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Deficiency:
  Preferred stock, $.01 par value - authorized, 1,050,000 shares; issued and outstanding, 1,027,635 shares (liquidation preference of
     $60,110,000) ........................................................................              10,000               10,000
  Common stock, Class B, $.01 par value - authorized, 460,000 shares; issued and outstanding, 458,994 shares (liquidation
     preference of $26,848,000) ..........................................................               5,000                5,000
  Common stock, Class A, $.01 par value - authorized, 2,100,000 shares;
     issued and outstanding, 553,344 shares ..............................................               6,000                6,000
  Additional paid-in capital .............................................................         155,350,000          155,350,000
  Deficit ................................................................................        (178,147,000)        (184,049,000)
  Adjustment to equity for minimum pension liability .....................................         (10,649,000)         (10,572,000)
  Cumulative translation adjustment ......................................................             119,000             (451,000)
                                                                                                 -------------        -------------
                  Total stockholders' deficiency .........................................         (33,306,000)         (39,701,000)
                                                                                                 -------------        -------------

Total Liabilities and Stockholders' Deficiency ...........................................       $ 419,115,000        $ 416,037,000
                                                                                                 =============        =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended
                                                      Nine Months Ended        March 31,
                                                         December 31,  ------------------------------
                                                            1996            1996              1995
                                                      -------------    -------------    -------------
Net sales .........................................   $ 212,703,000    $ 264,736,000    $ 238,756,000

Cost of sales .....................................     136,813,000      180,435,000      164,697,000
                                                      -------------    -------------    -------------
Gross margin ......................................      75,890,000       84,301,000       74,059,000

Independent research and development ..............       8,623,000        9,767,000        8,363,000

Selling, general and administrative expenses ......      17,297,000       22,564,000       19,208,000

Amortization ......................................       7,810,000       10,415,000       10,411,000
                                                      -------------    -------------    -------------

Operating income ..................................      42,160,000       41,555,000       36,077,000

Interest expense, net of interest income of
    $787,000, $722,000 and $374,000 ...............      27,197,000       41,048,000       46,250,000
                                                      -------------    -------------    -------------

Income (loss) before income taxes and extraordinary
    charge ........................................      14,963,000          507,000      (10,173,000)

Income tax benefit ................................          81,000               --               --
                                                      -------------    -------------    -------------

Income (loss) before extraordinary charge .........      15,044,000          507,000      (10,173,000)

Extraordinary charge from early extinguishment
    of debt .......................................      (9,142,000)      (1,913,000)              --
                                                      -------------    -------------    -------------
Net income (loss) .................................   $   5,902,000    $  (1,406,000)   $ (10,173,000)
                                                      =============    =============    =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     NINE MONTHS ENDED DECEMBER 31, 1996 AND
                       YEARS ENDED MARCH 31, 1996 AND 1995


                                                              Class B             Class A
                                      Preferred Stock        Common Stock        Common Stock
                                      ---------------        ------------        ------------


                                     Shares               Shares               Shares
                                     Issued     Amount    Issued     Amount    Issued      Amount
                                 ----------  ----------   -------    -------   --------    -------
Balance, April 1, 1994 ..........   899,999     $9,000        --      $  --    484,616     $5,000
  Net loss ......................
  Conversion of subordinated
     convertible debentures......                         458,994     5,000
  Issuance of preferred stock....   127,636      1,000
  Issuance of common stock.......                                               68,728      1,000
  Pension adjustment.............
  Cumulative translation
    adjustment ..................
                                 ----------  ----------   -------    -------   --------    -------
Balance, March 31, 1995.........  1,027,635     10,000    458,994     5,000    553,344      6,000
  Net loss .....................
  Pension adjustment ...........
  Cumulative translation
    adjustment................
                                 ----------  ----------   -------    -------   --------    -------
Balance, March 31, 1996.........  1,027,635     10,000    458,994     5,000    553,344      6,000

  Net income ...................
  Pension adjustment ...........
  Cumulative translation
    adjustment..................
                                 ----------  ----------   -------    -------   --------    -------
Balance, December 31, 1996        1,027,635    $10,000    458,994    $5,000    553,344     $6,000
                                 ----------  ----------   -------    -------   --------    -------

                                                                             Adjustment
                                                                           to Equity for
                                          Additional                          Minimum         Cumulative
                                            Paid-in                           Pension         Translation
                                            Capital        Deficit           Liability        Adjustment
                                        -------------   --------------     -------------   ------------
Balance, April 1, 1994 ..........        $89,986,000    $(172,470,000)      $(7,467,000)     $(418,000)
  Net loss ......................                         (10,173,000)
  Conversion of subordinated
    convertible debentures......          52,602,000
  Issuance of preferred stock...          10,799,000
  Issuance of common stock......           1,963,000
  Pension adjustment............                                                275,000
  Cumulative translation
    adjustment .................                                                               134,000
                                        -------------   --------------     -------------   ------------
Balance, March 31, 1995.........         155,350,000     (182,643,000)       (7,192,000)      (284,000)
  Net loss .....................                           (1,406,000)
  Pension adjustment ...........                                             (3,380,000)
  Cumulative translation
    adjustment..................                                                              (167,000)
                                        -------------   --------------     -------------   ------------
Balance, March 31, 1996.........         155,350,000     (184,049,000)      (10,572,000)      (451,000)

  Net income ...................                            5,902,000
  Pension adjustment ...........                                                (77,000)
  Cumulative translation
    adjustment..................                                                               570,000
                                        -------------   --------------     -------------   ------------
Balance, December 31, 1996              $155,350,000    $(178,147,000)     $(10,649,000)      $119,000
                                        -------------   --------------     -------------   ------------







                          See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended                 Years Ended
                                                                            December 31,                    March 31,
                                                                                                    ---------------------------
                                                                              1996                 1996                  1995
                                                                        -------------        -------------        -------------
Cash Flows From Operating Activities:
  Net income (loss) .............................................       $   5,902,000          $(1,406,000)        $(10,173,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation .............................................           6,834,000            8,506,000            8,432,000
       Amortization .............................................           7,810,000           10,415,000           10,411,000
       Non-cash interest expense-convertible debentures .........                  --                   --            3,950,000
       Non-cash interest expense-amortization of deferred
          financing charges .....................................           1,101,000            1,561,000            1,482,000
       Provision for losses on accounts receivable ..............               2,000            1,548,000               63,000
       Extraordinary charge from early extinguishment of debt ...           9,142,000            1,913,000                   --
       Deferred tax benefit .....................................            (320,000)                  --                   --
       Changes in assets and liabilities:
            Accounts receivable .................................            (552,000)          (3,296,000)            (767,000)
            Inventory ...........................................          (4,686,000)          (1,664,000)           5,919,000
            Other current assets ................................             246,000              274,000               90,000
            Accounts payable ....................................          (1,232,000)           2,140,000            1,317,000
            Interest payable ....................................          (1,528,000)            (554,000)             (47,000)
            Other current liabilities ...........................           4,965,000            7,002,000            2,791,000
            Postretirement benefit obligation other than pensions              49,000           (2,327,000)          (2,433,000)
            Other long-term liabilities .........................          (4,339,000)          (1,811,000)          (3,682,000)
                                                                        -------------        -------------        -------------

            Net cash provided by operating activities ...........          23,394,000           22,301,000           17,353,000
                                                                        -------------        -------------        -------------

Cash Flows From Investing Activities:
     Capital expenditures .......................................         (14,091,000)         (10,418,000)          (2,824,000)
     Deferred charges ...........................................            (250,000)            (538,000)            (363,000)
                                                                        -------------        -------------        -------------

             Net cash used in investing activities ..............         (14,341,000)         (10,956,000)          (3,187,000)
                                                                        -------------        -------------        -------------

Cash Flows From Financing Activities:
     Payments of senior revolving loan ..........................         (49,000,000)          (9,000,000)         (20,000,000)
     Borrowings under senior revolving loan .....................          48,000,000           23,000,000           10,000,000
     Borrowings under senior term loan ..........................          40,000,000                   --                   --
     Proceeds from issuance of senior subordinated notes ........         140,000,000                   --                   --
     Payments of senior subordinated debentures .................        (180,000,000)         (30,000,000)                  --
     Premiums paid on early extinguishment of debt ..............          (4,500,000)          (1,126,000)                  --
     Deferred charges - financing costs .........................          (6,772,000)            (300,000)                  --
     Payment of subordinated convertible debentures .............                  --                   --          (12,764,000)
     Proceeds from issuance of common and preferred stocks ......                  --                   --           12,764,000
     Proceeds from sale and lease back transaction ..............           2,315,000                   --                   --
                                                                        -------------        -------------        -------------

             Net cash used in financing activities ..............          (9,957,000)         (17,426,000)         (10,000,000)
                                                                        -------------        -------------        -------------

Net (decrease) increase in cash and cash equivalents ............            (904,000)          (6,081,000)           4,166,000

Cash and cash equivalents, beginning of period ..................           2,412,000            8,493,000            4,327,000
                                                                        -------------        -------------        -------------

Cash and cash equivalents, end of period ........................       $   1,508,000        $   2,412,000        $   8,493,000
                                                                        =============        =============        =============

Supplemental Information:
     Interest paid during the period ............................       $  28,411,000        $  40,763,000        $  41,239,000
                                                                        =============        =============        =============

     Income taxes paid during the period ........................       $     344,000        $          --        $          --
                                                                        =============        =============        =============

Supplemental disclosure of non-cash financing activities:
  See Note 9 for a discussion of non-cash financing activities.

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and anti-skid systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry (which is experiencing some consolidation) and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 90% of the Company's total revenues during the nine months ended December 31, 1996 and Engineered Fabrics Corporation (collectively, the "Subsidiaries"), which generated approximately 10% of the Company's total revenues during the nine months ended December 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Year-End Change - Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31. Accordingly, the accompanying financial statements include audited financial statements for the nine months ended December 31, 1996.

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

     Revenue and Expense Recognition - Sales are recorded as units are shipped. The Company customarily sells original wheel and brake equipment below cost as an investment in a new airframe which is expected to be recovered through the subsequent sale of replacement parts. These commercial investments (losses) are recognized when original equipment is shipped. For the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, investments were $20.2 million, $29.9 million and $23.9 million, respectively. Losses on U.S. government contracts are immediately recognized in full when determinable.

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

     Deferred Charges - Deferred charges consist primarily of financing costs ($8.7 million and $7.7 million, which is net of amortization (non-cash interest expense) of $1.3 million and $6.9 million at December 31, 1996 and March 31, 1996, respectively), and program participation costs ($13.9 million and $14.5 million, which is net of amortization of $2.4 million and $1.8 million, at December 31, 1996 and March 31, 1996, respectively) paid in connection with the sole-source award of wheels, brakes and anti-skid equipment on the McDonnell Douglas Corporation's MD-90 twin-jet program. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over periods of 5 to 8 years.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is being amortized on the straight-line method over a period of 40 years. The Company reviews the cost in excess of net assets acquired for recoverability on an on-going basis using undiscounted cash flows. Impairments would be recognized in operating results.

     Intangible Assets - Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 5 to 30 years.

     Evaluation of Long-Lived Assets - Long-lived assets are assessed for recoverability on an on-going basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. In evaluating the value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated discounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the nine months ended December 31, 1996 and during the fiscal years ended March 31, 1996 and 1995, resulting from the Company's evaluations.

     Warranty - Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

     Business and Credit Concentrations - The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U. S. government accounted for approximately 12%, 16% and 14% of total sales for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively. No other single customer accounted for 10% or more of consolidated revenues for the nine months and fiscal years then ended, and there were no significant accounts receivable from a single customer, except the U. S. government, at December 31, 1996 and March 31, 1996.

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

     Accounting and Reporting Changes - Effective April 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

     Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages (but does not require) adoption of the fair value based method of accounting for stock-based compensation plans. Entities may continue to measure compensation costs for those plans using the intrinsic value based method of accounting, but must make pro forma disclosures of net income (loss) as if the accounting provisions of SFAS No. 123 had been adopted. The Company has elected to continue the intrinsic value method of accounting for stock-based compensation plans and provide the required pro forma disclosures. As a result, the adoption of SFAS No. 123 had no effect on the Company's financial position or results of operations. (See Note 9.)

     Reclassifications - Certain amounts in the prior years' financial statements have been reclassified to conform to the current period presentation.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACCOUNTS RECEIVABLE
                                                                                            December 31,                March 31,
                                                                                               1996                       1996
                                                                                            ------------               ------------
Accounts receivable, principally from commercial
  customers ..................................................................              $ 34,086,000               $ 32,704,000

Accounts receivable on U.S. government and other
  long-term contracts ........................................................                 2,359,000                  4,136,000

Allowances ...................................................................                  (413,000)                (1,612,000)
                                                                                            ------------               ------------

                  Total ......................................................              $ 36,032,000               $ 35,228,000
                                                                                            ============               ============

4. INVENTORY

                                                                                            December 31,                March 31,
                                                                                               1996                       1996
                                                                                            ------------               ------------

Raw materials and work-in-process ............................................              $ 46,742,000               $ 39,656,000

Finished goods ...............................................................                10,821,000                 11,364,000

Inventoried costs related to U.S. ............................................
  government and other long-term contracts ...................................                10,771,000                 12,312,000
                                                                                            ------------               ------------
                                                                                            $ 68,334,000               $ 63,332,000
                                                                                            ============               ============

5. PROPERTY, PLANT AND EQUIPMENT

                                                                                            December 31,                March 31,
                                                                                               1996                       1996
                                                                                            ------------               ------------

Land .........................................................................              $    661,000               $    661,000
Buildings and improvements ...................................................                33,961,000                 29,148,000
Machinery, equipment, furniture and fixtures .................................               102,278,000                 95,315,000
                                                                                            ------------               ------------

                  Total ......................................................               136,900,000                125,124,000

Less accumulated depreciation and amortization ...............................                66,914,000                 60,080,000
                                                                                            ------------               ------------

                  Total ......................................................              $ 69,986,000               $ 65,044,000
                                                                                            ============               ============

     During the nine months ended December 31, 1996, the Company sold and leased back assets with a net book value of $2,315,000.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

6. OTHER CURRENT LIABILITIES

                                                                                             December 31,                March 31,
                                                                                                1996                        1996
                                                                                            ------------               ------------

   Accrued payroll costs .....................................................              $ 15,170,000               $ 15,756,000
   Accrued taxes .............................................................                 6,504,000                  7,783,000
   Accrued costs on long-term contracts ......................................                 5,744,000                  5,195,000
   Accrued warranty costs ....................................................                 6,695,000                  8,023,000
   Customer credits ..........................................................                 7,483,000                  3,230,000
   Postretirement benefit obligation other than pensions .....................                 2,000,000                  2,000,000
   Other .....................................................................                 6,144,000                  2,788,000
                                                                                            ------------               ------------

                  Total ......................................................              $ 49,740,000               $ 44,775,000
                                                                                            ============               =============

7. LONG-TERM DEBT
                                                                                             December 31,                March 31,
                                                                                                1996                        1996
                                                                                            ------------               ------------
   Senior revolving loan (a) .................................................              $ 13,000,000               $ 14,000,000
   Senior term loan (a) ......................................................                40,000,000                         --
   11 7/8% Senior Secured Notes due 2003 (b) .................................               100,000,000                100,000,000
   10 3/8% Senior Subordinated Notes due 2004 (c) ............................               140,000,000                         --
   13 3/4% Senior Subordinated Debentures due 2001 (d) .......................                        --                180,000,000
                                                                                            ------------               ------------

                  Total ......................................................               293,000,000                294,000,000

   Less current maturities (a) ...............................................                 6,000,000                         --
                                                                                            ------------               ------------
                  Total ......................................................              $287,000,000               $294,000,000
                                                                                            ============               ============

a) Credit Agreement - In August 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") consisting of a $40 million senior term loan (the "Term Loan") and a $70 million revolving loan facility (the "Revolving Loan"). The proceeds from the Revolving Loan were used to repay outstanding indebtedness under the Company's 1992 revolving credit facility. Both loans bear interest at varying interest rates selected at the option of the Company. At December 31, 1996, the interest rate on the Term Loan was 7.875%. At December 31, 1996 and March 31, 1996, the interest rate on the Revolving Loan was 7.875% and 8.37%, respectively. Obligations under the Credit Agreement are secured by a lien on the inventory, accounts receivable and certain other tangible assets. All borrowings under the Revolving Loan mature August 14, 2001. The Term Loan is a six-year amortizing facility maturing September 30, 2002.

     Scheduled debt maturities of the Term Loan for the five years subsequent to December 31, 1996 are as follows:

            Year ending December 31,      Amount
            ------------------------      ------
                       1997           $3,500,000
                       1998            6,000,000
                       1999            6,500,000
                       2000            8,000,000
                       2001            8,500,000

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

     In addition to scheduled quarterly payments, the net proceeds from certain asset sales, new equity or debt offerings and 50% of excess cash flow (as defined) must be used to prepay the Term Loan. As a result of the excess cash flow calculation (calculated from August 14, 1996), at December 31, 1996 additional long-term debt of $2.5 million has been classified as current.

     The Credit Agreement provides for Revolving Loans not to exceed $70 million, with availability determined by reference to a borrowing base of eligible accounts receivable and inventory. The revolving loan facility provides for the issuance of up to $15 million of letters of credit subject to the unused portion of the borrowing base. At December 31, 1996 and March 31, 1996, the Company had $51.6 million and $40.6 million, respectively, available to borrow under the revolving loan facility. At December 31, 1996 and March 31, 1996, the Company had outstanding letters of credit $5.4 million and $5.8 million, respectively.

     The Credit Agreement contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, dividend payments, capital expenditures and other distributions from the Subsidiaries to K & F and contains financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 1996.

(b) 11 7/8% Senior Secured Notes - On June 10, 1992, the Company issued $100 million of 11 7/8% Senior Secured Notes which mature on December 1, 2003 (the "Senior Notes"). The Senior Notes are not subject to a sinking fund. The Senior Notes may not be redeemed prior to June 1, 1997. On and after June 1, 1997, the Company may redeem the Senior Notes at descending premiums ranging from 5.28% in June 1997 to no premium after June 2001.

(c) 10 3/8% Senior Subordinated Notes - On August 15, 1996, the Company issued $140 million of 10 3/8% Senior Subordinated Notes which mature on September 1, 2004 (the "10 3/8% Notes"). The 10 3/8% Notes are not subject to a sinking fund. The 10 3/8% Notes may not be redeemed prior to September 1, 2000. On and after September 1, 2000, the Company may redeem the 10 3/8% Notes at descending premiums ranging from 5.19% in September 2000 to no premium after September 2003.

(d) 13 3/4% Senior Subordinated Debentures - During the nine months ended December 31, 1996, the Company redeemed the remaining $180 million of the $210 million of 13 3/4% Senior Subordinated Debentures which were to mature on August 1, 2001 (the "13 3/4% Debentures"). The Company used the net proceeds from the 10 3/8% Notes together with borrowings under the Credit Agreement, to redeem the remaining 13 3/4% Debentures at a price of 102.5% of the principal amount thereof. In connection therewith, the Company recorded an extraordinary charge of $9.142 million, consisting of redemption premiums and the write-off of unamortized financing costs.

     On December 28, 1995, the Company redeemed $30 million principal amount of the 13 3/4% Debentures at a redemption price of 103.75% of the principal amount thereof. The Company used cash on hand and borrowings from the revolving credit facility to redeem the 13 3/4% Debentures. In connection therewith, the Company recorded an extraordinary charge of $1.913 million, consisting of redemption premiums and the write-off of unamortized financing costs.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of all financial instruments reported on the balance sheet at December 31, 1996 and March 31, 1996 approximate their fair value, except as discussed below.

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $308 million and $311 million at December 31, 1996 and March 31, 1996, respectively.

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

     d. The Company has a Stock Option Plan which provides for the grant of non-qualified or incentive stock options to acquire 50,000 authorized but unissued shares of Class A common stock. The options are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and shall remain exercisable until the expiration of the option, 10 years from the date of the grant, at an exercise price of $84.60.

Stock  option  activity is summarized as follows:

                                                                Years Ended
                                       Nine Months Ended         March 31,
                                            December 31,   --------------------
                                              1996           1996         1995
                                             -------       -------      -------
Outstanding at beginning of year ......       11,500        11,500       12,000
Granted ...............................           --            --           --
Canceled ..............................         (250)           --         (500)
                                             -------       -------      -------
Outstanding at end of year ............       11,250        11,500       11,500
                                             =======       =======      =======

Exercisable options outstanding .......       10,375         9,625        8,938
                                             =======       =======      =======

Available for future grant ............       38,750        38,500       38,500
                                             =======       =======      =======

          The weighted-average remaining contractual life of options outstanding at December 31, 1996 was 2.8 years.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

e. In April 1996, Loral Space (which owns 22.5% of the outstanding capital stock of K & F) granted options to certain officers and employees of K & F to purchase 265,000 shares of Loral Space common stock at $10.50 per share. Such exercise price was equal to the market price at grant date. These options expire ten years from the date of grant and become exercisable ratably over a five year period.

     K & F is obligated to pay annual interest at LIBOR plus two percent to Loral Space on the balance of options issued but not exercised, times $10.50. At December 31, 1996, the amount due to Loral Space is $140,000 which has been charged to operations.

     As described in Note 2, K & F accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income (loss) had K & F adopted the fair value method as of the beginning of 1995. SFAS No. 123 requires that equity instruments granted to an employee by a principal stockholder be included as part of the disclosure. However, disclosure has been omitted because the pro forma incremental effect of these options on net income (loss) required to be disclosed under SFAS No. 123 is not material to K & F's results of operations.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS

     The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions. The Company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

     Net pension cost included the following:

                                                                            Nine Months Ended                Years Ended
                                                                            December 31,                       March 31
                                                                                                  ----------------------------------
                                                                               1996                 1996                  1995
                                                                            -----------           -----------           -----------
Service cost-benefits earned during the
  period .........................................................          $ 1,521,000           $ 1,562,000           $ 1,590,000
Interest cost on projected benefit obligation ....................            3,980,000             4,901,000             4,224,000
Actual (return) loss on plan assets ..............................           (5,439,000)           (9,940,000)              954,000
Net amortization and deferral ....................................            2,512,000             6,988,000            (3,869,000)
                                                                            -----------           -----------           -----------

                  Net pension cost ...............................          $ 2,574,000           $ 3,511,000           $ 2,899,000
                                                                            ===========           ===========           ===========


     The table below sets forth the funded status of the plans as follows:

                                                                                            December 31,                 March 31,
                                                                                                1996                        1996
                                                                                           ------------                ------------
Actuarial present value of benefit obligation:
  Vested benefit obligation ................................................               $ 70,371,000                $ 65,642,000
                                                                                           ============                ============

  Accumulated benefit obligation ...........................................               $ 70,496,000                $ 65,987,000
  Effect of projected future salary increases ..............................                  2,624,000                   2,113,000
                                                                                           ------------                ------------

  Projected benefit obligation .............................................                 73,120,000                  68,100,000
Plan assets at fair market value ...........................................                 63,268,000                  55,100,000
                                                                                           ------------                ------------

Unfunded projected benefit obligation ......................................                  9,852,000                  13,000,000
Unrecognized prior service cost ............................................                 (1,876,000)                 (2,185,000)
Unrecognized net loss ......................................................                (13,273,000)                (12,685,000)
Adjustment for minimum liability ...........................................                 12,525,000                  12,757,000
                                                                                           ------------                ------------

Accrued pension cost recognized in the
  consolidated balance sheet................................................               $  7,228,000                $ 10,887,000
                                                                                           ============                ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

     SFAS No. 87 requires recognition in the balance sheet of an additional minimum pension liability for underfunded plans with accumulated benefit obligations in excess of plan assets. A corresponding amount is recognized as an intangible asset or a reduction of equity. At December 31, 1996, the Company's additional minimum liability was $12,525,000 with a corresponding equity reduction of $10,649,000 and intangible asset of $1,876,000. At March 31, 1996, the Company's additional minimum liability was $12,757,000 with a corresponding equity reduction of $10,572,000 and intangible asset of $2,185,000.

     Investments held by the Company's pension plans consist primarily of Fortune 500 equity securities and investment grade fixed income securities.

     The assumptions used in accounting for the plans are as follows:

                                                                  Years Ended
                                            Nine Months Ended      March 31,
                                                  December 31,   --------------
                                                     1996       1996       1995
                                                     ----       ----       ----
Discount rate .................................      7.75%      7.50%      8.50%
Rate of increase in compensation levels .......      4.50       4.50       4.50
Expected long-term rate of return on assets ...      9.50       9.50       9.50


     Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). Under one of these plans, the Company matches 45% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after five years of service. The matching contributions were $572,000, $687,000 and $532,000 for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively.


11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides postretirement health care and life insurance benefits for all eligible employees and their dependents active at April 27, 1989 and thereafter, and postretirement life insurance benefits for retirees prior to April 27, 1989. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements of the Company's pension plans. The health care plans are generally contributory and the life insurance plans are generally non-contributory.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Net periodic postretirement benefit cost included the following components:

                                                                                  Years Ended
                                                         Nine Months Ended          March 31,
                                                            December 31,        ------------------
                                                             1996            1996         1995
                                                             ----            ----         ----
Service cost-benefits attributed to service during the
  period .............................................   $   873,000    $   619,000    $   400,000
Interest cost on accumulated postretirement benefit
  obligation .........................................     3,176,000      3,474,000      3,543,000
Net amortization and deferral ........................    (2,442,000)    (4,332,000)    (3,732,000)
                                                         -----------    -----------    -----------

Net periodic postretirement benefit cost .............   $ 1,607,000    $  (239,000)   $   211,000
                                                         ===========    ===========    ===========

     Presented below are the total obligations and amounts recognized in the Company's consolidated balance sheets, inclusive of the current portion:

                                                             December 31,       March 31,
                                                                 1996             1996
                                                                 ----             ----
Accumulated postretirement benefit obligation:
    Retirees .............................................   $ 34,042,000    $ 30,172,000
    Fully eligible active plan participants ..............      2,247,000       2,838,000
    Other active plan participants .......................     22,558,000      16,304,000
                                                             ------------    ------------
Total accumulated postretirement benefit obligation ......     58,847,000      49,314,000
Unrecognized net loss ....................................    (20,081,000)    (14,105,000)
Unrecognized prior service cost related to plan amendments     38,673,000      42,181,000
                                                             ------------    ------------
Accrued postretirement benefit costs .....................   $ 77,439,000    $ 77,390,000
                                                             ============    ============

     The assumed annual rate of increase in the per capita cost of covered health care benefits was 11% during the nine months ended December 31, 1996 and will be 10.3% during the fiscal year ending December 31, 1997. The rate was assumed to decrease gradually to 6.5% by fiscal year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed health care trend rates by 1% in each year would change the accumulated postretirement benefit obligation at December 31, 1996 by $8,000,000 and the aggregate of the service and interest cost components of net postretirement benefit cost for the nine months ended December 31, 1996 by $1,100,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1996 and March 31, 1996 was 7.75% and 7.50%, respectively.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  COMMITMENTS

     The Company is party to various noncancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

                         Year Ending December 31,       Amount
                         ------------------------       ------

                                  1997                $4,707,000
                                  1998                 4,810,000
                                  1999                 4,823,000
                                  2000                 4,352,000
                                  2001                 1,745,000
                               Thereafter              6,565,000

     Rental expense was $3,491,000, $4,758,000 and $4,641,000 for the nine months ended December 31, 1996 and for the fiscal years ended March 31, 1996 and 1995, respectively.

13.  CONTINGENCIES

     In the past, Aircraft Braking Systems had been purchasing substantially all of the carbon for its carbon brakes under supply arrangements with Hitco Technologies, Inc. ("Hitco"). As described below Aircraft Braking Systems and Hitco are in litigation. A loss of carbon supply for the carbon brakes manufactured by Aircraft Braking Systems would have a material, adverse effect on the Company's business and financial condition. However, for certain programs, the Company has developed an alternate supplier and also has commenced a major expansion of its existing carbon manufacturing facility in Akron, Ohio. Construction of the facility is substantially complete and is expected to be fully operational during the second quarter of calendar year 1997. Aircraft Braking Systems is currently manufacturing carbon on three of the five new densification furnaces to be installed. When fully operational, the Company believes it will have sufficient sources of carbon to meet all of its requirements for brake production at the current level of business.

     On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco after Hitco threatened to breach existing supply contracts unless prices were renegotiated. Hitco has been the principal supplier of carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, seeks damages in excess of $47 million, injunctive relief and specific performance requiring Hitco to perform its obligations pursuant to existing contracts and purchase orders. Hitco has counterclaimed in the matter seeking, among other things, damages up to $130 million for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Hitco has sought to have the injunction vacated or modified, and/or a declaratory judgment terminating Hitco's obligation to supply Aircraft Braking Systems at prices previously pertaining. To date, the preliminary injunction has not been vacated or modified, although Hitco argues it expired on December 13, 1996. Through January 1997, Hitco continued to supply carbon to the Company, although Hitco failed to acknowledge certain purchase orders. Aircraft Braking Systems has sought to hold Hitco in contempt of the court's injunction. Hitco has sought an injunction requiring that the Company turn over technology allegedly jointly developed and owned under the prior contractual arrangements. Hearings have been concluded on both the Company's contempt motion and Hitco's motion seeking technology but neither has been decided by the court.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

     In related actions, a suit filed by Hitco in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio action has been stayed. Hitco also filed suit in the Federal District Court in the Northern District of Ohio for damages and injunctive relief against a third party claiming that such party, in supplying certain carbon to Aircraft Braking Systems, has acquired trade secrets of Hitco from Aircraft Braking Systems and has misappropriated trade secrets and technology developed under the same research and development contracts between Hitco and Aircraft Braking Systems which are the subject of the Ohio case and the California case. Aircraft Braking Systems has been granted leave to intervene and the other party has moved to dismiss the Federal action.

     Management intends to vigorously advocate its interest in all lawsuits, to seek dismissal of the California action and to proceed in the Ohio case to enforce the preliminary injunction and otherwise to protect Aircraft Braking Systems' carbon supply as well as to seek damages from Hitco. Based upon the proceedings to date, advice of counsel and its own assessment of the matters in dispute, management does not expect the outcome of the litigation to be unfavorable to the Company.

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.

14.  INCOME TAXES

     The components of the net deferred tax benefit and corresponding valuation allowance is as follows:

                                                    December 31,      March 31,
                                                       1996             1996
                                                  -------------    -------------

Tax net operating loss carryforwards ..........   $  71,051,000    $  68,233,000
Temporary differences:
     Postretirement and other employee benefits      33,708,000       35,861,000
     Intangibles ..............................      55,124,000       58,997,000
     Program participation costs ..............      (6,109,000)      (6,348,000)
     Other ....................................       6,802,000        7,165,000
                                                  -------------    -------------
Deferred tax benefit ..........................     160,576,000      163,908,000
Valuation allowance ...........................    (159,165,000)    (163,908,000)
                                                  -------------    -------------

Net deferred tax asset ........................   $   1,411,000    $          --
                                                  =============    =============

     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company has established a valuation allowance against the majority of these benefits given the uncertain nature of their ultimate realization. The change in the valuation allowance reflects the extent that taxable income has been projected during the carryforward period.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

     In the event of future recognition of a 100 percent reduction of the valuation allowance, income tax expense and goodwill would be reduced by $75 million and $56 million, respectively. The realization of these benefits would reduce future income tax payments by $159 million. At December 31, 1996 goodwill has been reduced by $1.1 million as a result of the reduction in the valuation allowance.

     The Company's benefit for income taxes for the nine months ended December 31, 1996 consists of:

    Current domestic provision .............................   $ 1,330,000
    Foreign provision ......................................       170,000
    Domestic utilization of net operating loss carryforwards    (1,581,000)
                                                               -----------
    Income tax benefit .....................................   $   (81,000)
                                                               ===========

     The Company's effective tax rate of 0.5% benefit for the nine months ended December 31, 1996 differs from the federal statutory rate (benefit of 35%) due to the partial-utilization of tax net operating losses of $3.5 million and the change in the valuation allowance. For the fiscal years ended March 31, 1996 and 1995 the Company's effective tax rate of zero percent differed from the federal statutory rate (benefit of 35%) due to the change in the valuation allowance.

     The Company has tax net operating loss carryforwards of approximately $185 million at December 31, 1996. The tax net operating losses expire from 2005 through 2011, with $23 million of carryforwards expiring in 2005.

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

     In May 1996, K & F purchased $343,000 principal amount of the Company's 13 3/4% Debentures from A. Robert Towbin, who is a member of the Board of Directors of the Company, at a price of 103.65% of the principal thereof plus accrued interest. In May 1996, the 13 3/4% Debentures were callable at a price of 103.75% of the principal amount.

     The Company pays Ronald H. Kisner, who is a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services.

     On September 2, 1994, K & F retired the $65.4 million principal amount of Convertible Debentures held by Loral Corporation. (See Note 9.)

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS and other advisors ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $200,000 for the fiscal year ended March 31, 1996 and paid to certain executive officers of Loral Space. BLS did not receive any payments under this plan for the fiscal year ended March 31, 1996. Bonuses for the nine months ended December 31, 1996 have not yet been determined nor approved by the Company's Board of Directors.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Lehman Brothers has from time to time provided investment banking, financial advisory and other services to the Company, for which services Lehman Brothers has received fees. As the beneficial owners of 48.17% of the outstanding capital stock, the Lehman Investors are able to elect three directors to the Company's Board of Directors and have the benefit of certain rights under the Stockholders Agreement and the Company's By-laws. During the nine months ended December 31, 1996, Lehman Brothers received underwriting discounts and commissions of $2.6 million in connection with the offering of the 10 3/8% Notes.

     Pursuant to agreements between the Company and Loral Space (which owns 22.5% of the outstanding capital stock), the Company reimburses Loral Space for real property occupancy, benefits administration and legal services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.2 million for the nine months ended December 31, 1996. Included in accounts payable at December 31, 1996 is $0.2 million.

     Pursuant to agreements between K & F and Loral Corporation, the parties provided services to each other and shared certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral Corporation were as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral Corporation were $3.6 million and $3.0 million for the fiscal years ended March 31, 1996 and 1995, respectively. Billings to Loral Corporation were $2.7 million and $0.2 million for the fiscal years ended March 31, 1996 and 1995. Purchases from Loral Corporation were $2.2 million and $1.9 million for the fiscal years ended March 31, 1996 and 1995. Included in accounts receivable and accounts payable at March 31, 1996 is $3.5 million and $2.3 million.

     On April 22, 1996, Lockheed Martin acquired the defense electronics and systems integration businesses of Loral Corporation which included the Akron, Ohio facility. The various occupancy and service agreements affecting the Akron, Ohio facility will remain in full force and effect. K & F will continue to reimburse Lockheed Martin for real property occupancy, and costs relating to shared easements and services.

16.  COMPARATIVE RESULTS (UNAUDITED)

     The following financial information for the nine months ended December 31, 1996 and 1995 and for the 12 months ended December 31, 1996 and 1995 is presented for comparative purposes. The financial information for the nine months ended December 31, 1995 and 12 months ended December 31, 1996 and 1995 is unaudited.

                                                              Nine Months Ended                         Twelve Months Ended
                                                                 December 31,                               December 31,
                                                     ---------------------------------------    ------------------------------------
                                                              1996                 1995                 1996                 1995

Net sales ......................................         $212,703,000         $199,785,000         $277,655,000         $263,451,000
Operating income ...............................           42,160,000           33,706,000           50,009,000           44,077,000
Income before income taxes and
 extraordinary charge ..........................           14,963,000            2,418,000           13,052,000            2,189,000
Net income .....................................            5,902,000              505,000            3,991,000              276,000