Form 10-Q
period 1997-03-31
K&F INDUSTRIES INC
filed 1997-05-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number:   33-29035


                             K & F Industries, Inc.
             (Exact name of Registrant as specified in its charter)


          Delaware                                  34-1614845
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


     600 Third Avenue, New York, New York                 10016
  (Address of principal executive offices)              (Zip Code)



Registrant's telephone number including area code      (212) 297-0900




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes  [X]    No
                                                        ------      ------

As of May 1, 1997, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding. All of the Class A common stock of the Company except one share is owned by the Chairman of the Company, all of the Class B common stock is owned by Loral Space & Communications Ltd. and all of the preferred stock except 44,999 shares is owned by four limited partnerships of Lehman Brothers Holdings Inc.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31,        December 31,
                                                                                  1997              1996
                                                                             -------------      -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                  $   3,995,000      $   1,508,000
  Accounts receivable, net                                                      39,043,000         36,032,000
  Inventory                                                                     68,383,000         68,334,000
  Deferred tax asset                                                             1,515,000          1,411,000
  Other current assets                                                             548,000            586,000
                                                                             -------------      -------------
Total current assets                                                           113,484,000        107,871,000
                                                                             -------------      -------------

Property, plant and equipment                                                  138,326,000        136,900,000
  Less, accumulated depreciation and amortization                               69,231,000         66,914,000
                                                                             -------------      -------------
                                                                                69,095,000         69,986,000
                                                                             -------------      -------------

Deferred charges, net of amortization                                           25,565,000         24,674,000
Cost in excess of net assets acquired, net of
  amortization                                                                 194,282,000        196,446,000
Intangible assets, net of amortization                                          19,331,000         20,138,000
                                                                             -------------      -------------
                                                                             $ 421,757,000      $ 419,115,000
                                                                             =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                                    $  11,937,000      $  11,253,000
  Current portion of senior term loan                                            5,000,000          6,000,000
  Interest payable                                                               5,325,000          6,689,000
  Other current liabilities                                                     51,160,000         49,740,000
                                                                             -------------      -------------
Total current liabilities                                                       73,422,000         73,682,000
                                                                             -------------      -------------

Postretirement benefit obligation other
  than pensions                                                                 75,189,000         75,439,000
Other long-term liabilities                                                     17,812,000         16,300,000
Senior term loan                                                                32,500,000         34,000,000
Senior revolving loan                                                           10,000,000         13,000,000
11 7/8% senior secured notes due 2003                                          100,000,000        100,000,000
10 3/8% senior subordinated notes due 2004                                     140,000,000        140,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value-authorized,
    1,050,000 shares; issued and outstanding,
    1,027,635 shares (liquidation preference of
   $60,110,000)                                                                     10,000             10,000
  Common stock, Class B, $.01 par value-
    authorized, 460,000 shares; issued and
    outstanding, 458,994 shares (liquidation
    preference of $26,848,000)                                                       5,000              5,000
  Common stock, Class A, $.01 par value-
    authorized, 2,100,000 shares; issued and
    outstanding, 553,344 shares                                                      6,000              6,000
  Additional paid-in capital                                                   155,350,000        155,350,000
  Deficit                                                                     (171,858,000)      (178,147,000)
  Adjustment to equity for minimum pension
    liability                                                                  (10,649,000)       (10,649,000)
  Cumulative translation adjustment                                                (30,000)           119,000
                                                                             -------------      -------------
Total stockholders' deficiency                                                 (27,166,000)       (33,306,000)
                                                                             -------------      -------------
                                                                             $ 421,757,000      $ 419,115,000
                                                                             =============      =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended
                                     --------------------------------
                                        March 31,         March 31,
                                          1997              1996
                                     --------------   ---------------
Sales                                 $ 72,610,000      $ 64,952,000

Costs and expenses                      55,198,000        54,501,000

Amortization                             2,571,000         2,602,000
                                      ------------      ------------

Operating income                        14,841,000         7,849,000

Interest and investment income              53,000            70,000

Interest expense                        (7,968,000)       (9,830,000)
                                      ------------      ------------

Income (loss) before income taxes        6,926,000        (1,911,000)

Income tax provision                      (637,000)             --
                                      ------------      ------------

Net income (loss)                     $  6,289,000      $ (1,911,000)
                                      ============      ============



                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                    ---------------------------------
                                                        March 31,        March 31,
                                                          1997             1996
                                                     --------------    -------------
Cash flow from operating activities:
 Net income (loss)                                   $  6,289,000      $ (1,911,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                        4,888,000         4,661,000
   Non-cash interest expense - amortization
    of deferred financing charges                         372,000           410,000
   Deferred income taxes                                  533,000              --
   Changes in assets and liabilities:
    Accounts receivable, net                           (3,093,000)        1,162,000
    Inventory                                            (116,000)       (3,942,000)
    Other current assets                                   38,000           224,000
    Accounts payable, interest payable, and
     other current liabilities                            740,000         4,318,000
    Postretirement benefit obligation other than
     pensions                                            (250,000)       (1,072,000)
    Other long-term liabilities                         1,512,000         1,671,000
                                                     ------------      ------------
 Net cash provided by operating
  activities                                           10,913,000         5,521,000
                                                     ------------      ------------

Cash flows from investing activities:
 Capital expenditures                                  (1,426,000)       (7,075,000)
 Deferred charges                                      (1,500,000)         (212,000)
                                                     ------------      ------------
 Net cash used in investing activities                 (2,926,000)       (7,287,000)
                                                     ------------      ------------

Cash flows from financing activities:
 Payments of senior term loan                          (2,500,000)             --
 Payments of senior revolving loan                    (11,000,000)       (9,000,000)
 Borrowings under senior revolving loan                 8,000,000        10,000,000
                                                     ------------      ------------
 Net cash (used) provided by financing
  activities                                           (5,500,000)        1,000,000
                                                     ------------      ------------

Net increase (decrease) in cash and cash
  equivalents                                           2,487,000          (766,000)

Cash and cash equivalents, beginning of
  period                                                1,508,000         3,178,000
                                                     ------------      ------------

Cash and cash equivalents, end of period             $  3,995,000      $  2,412,000
                                                     ============      ============

Supplemental cash flow information:
 Cash interest paid during period                    $  8,960,000      $ 12,601,000
                                                     ============      ============



                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 1997 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1996 Transition Report on Form 10-K.

2. Effective June 1, 1997, the Company will redeem $30 million aggregate principal amount of 11 7/8% Senior Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the Company will record an extraordinary charge of approximately $2.3 million for the write-off of unamortized financing costs and redemption premiums.

3.  Receivables are summarized as follows:

                                          March 31,        December 31,
                                            1997               1996
                                         ------------      ------------
Accounts receivable, principally
 from commercial customers               $36,296,000       $34,086,000

Accounts receivable, on U. S
 Government and other long-term
 contracts                                 3,099,000         2,359,000

Allowances                                  (352,000)         (413,000)
                                         -----------       -----------

                                         $39,043,000       $36,032,000
                                         ===========       ===========


4.  Inventory consists of the following:


                                          March 31,        December 31,
                                            1997               1996
                                        ------------       ------------
Raw materials and work-in-process        $45,457,000       $46,742,000

Finished goods                            11,402,000        10,821,000

Inventoried costs related to U.S.
  Government and other long-term
  contracts                               11,524,000        10,771,000
                                         -----------       -----------

                                         $68,383,000       $68,334,000
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

5.  Other current liabilities consist of the following:

                                                March 31,      December 31,
                                                  1997             1996
                                              ------------    --------------
Accrued payroll costs                          $16,088,000     $15,170,000
Accrued taxes                                    7,694,000       6,504,000
Accrued costs on long-term contracts             7,075,000       5,744,000
Accrued warranty costs                           7,195,000       6,695,000
Customer credits                                 5,425,000       7,483,000
Postretirement benefit obligation other
  than pensions                                  2,000,000       2,000,000
Other                                            5,683,000       6,144,000
                                               -----------     -----------

                                               $51,160,000     $49,740,000
                                               ===========     ===========

6.  Contingencies

         Until recently, the Company's Aircraft Braking Systems subsidiary had been purchasing substantially all of the carbon for its carbon brakes under supply arrangements with Hitco Technologies, Inc. ("Hitco"). Hitco is no longer supplying carbon to Aircraft Braking Systems and, as described below, Aircraft Braking Systems and Hitco are in litigation. The Company has developed an alternate supplier for certain programs and also has expanded its carbon manufacturing facility in Akron, Ohio. The facility is producing carbon and is expected to be fully operational during the second quarter of calendar year 1997. The Company believes it has sufficient sources of carbon to meet all of its expected requirements for brake production at the current level of business.

         On December 15, 1995, Aircraft Braking Systems commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco after Hitco threatened to breach existing supply contracts unless prices were renegotiated. Hitco had been the principal supplier of carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, seeks damages in excess of $47

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         million for various breaches of the contracts, injunctive relief and specific performance requiring Hitco to perform its obligations pursuant to existing contracts and purchase orders. Hitco has counterclaimed in the matter seeking, among other things, damages up to $130 million for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Through January 1997, Hitco continued to supply carbon to the Company, although Hitco failed to acknowledge certain purchase orders, and Hitco alleges that its obligation to supply carbon to Aircraft Braking Systems expired on December 13, 1996. Aircraft Braking Systems has sought to hold Hitco in contempt of the court's injunction, and Hitco has sought an injunction requiring that the Company turn over technology allegedly jointly developed and owned under the prior contractual arrangements. These motions have not been decided by the court, nor has the court set a trial date.

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

         Management intends to vigorously advocate its interests in all lawsuits, to seek dismissal of the California action and to proceed in the Ohio case to enforce the preliminary injunction and otherwise to protect Aircraft Braking Systems' carbon supply as well as to seek damages from Hitco. Based upon the proceedings to date, advice of counsel and its own assessment of the matters in dispute, management does not expect the outcome of the litigation to be unfavorable to the Company.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OF OPERATIONS AND FINANCIAL CONDITION


Comparison of Results of Operations for the Three Months Ended March 31, 1997 and March 31,1996

Sales for the three months ended March 31, 1997 totaled $72,610,000 reflecting an increase of $7,658,000 or 11.8% compared with $64,952,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $11,058,000, primarily on the Fokker Fo-100, McDonnell Douglas MD-80, Canadair Regional Jet and Lear programs. Partially offsetting this increase were lower military sales of $3,400,000 primarily on the F-16 program.

Operating income increased 89.1% to $14,841,000 or 20.4% of sales for the three months ended March 31, 1997 compared with $7,849,000 or 12.1% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume, a favorable sales mix whereby commercial sales, with higher margins, comprised a greater percentage of total sales and lower costs relating to litigation.

Interest expense, net decreased $1,845,000 for the three months ended March 31, 1997 compared with the same period in the prior year. This decrease was due to lower interest rates on outstanding debt as a result of the refinancing in August 1996 of the 13 3/4% Senior Subordinated Debentures with 10 3/8% Senior Subordinated Notes and borrowings under the Amended and Restated Credit Agreement.

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

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, make investments in new airframes (which were $7.5 million and $7.3 million for the three months ended March 31, 1997 and 1996, respectively) and pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has a $70 million revolving loan facility, maturing August 14, 2001 with availability determined by reference to a borrowing base of eligible accounts receivable and inventory. At March 31, 1997, the Company had $54.9 million available to borrow under the revolving loan facility.

Effective June 1, 1997, the Company will redeem $30 million aggregate principal amount of 11 7/8% Senior Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the Company will record an extraordinary charge of approximately $2.3 million for the write-off of unamortized financing costs and redemption premiums. The Company will use borrowings under the revolving loan facility to effect such redemption.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a)       Exhibits.

          None

(b)       Reports on Form 8-K.

          There were no reports on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        K & F INDUSTRIES, INC.
                                             Registrant




                                       /s/ DIRKSON R. CHARLES
                                       -------------------------
                                           Dirkson R. Charles
                                        Chief Financial Officer
                                                  and
                                        Registrant's Authorized
                                                Officer



Dated:    May 14, 1997