Form 10-Q
period 1997-06-30
K&F INDUSTRIES INC
filed 1997-08-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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


As of August 1, 1997, there were 553,344 shares of Class A common stock outstanding and 458,994 shares of Class B common stock outstanding. All of the Class A common stock of the Company except one share is owned by the Chairman of the Company, all of the Class B common stock is owned by Loral Space & Communications Ltd. and all of the preferred stock except 44,999 shares is owned by four limited partnerships of Lehman Brothers Holdings Inc.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 30,                     December 31,
                                                                           1997                           1996
                                                                 -------------------------      -------------------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                   $  3,710,000                    $ 1,508,000
  Accounts receivable, net                                                      37,382,000                     36,032,000
  Inventory                                                                     69,757,000                     68,334,000
  Deferred tax asset                                                             1,698,000                      1,411,000
  Other current assets                                                             404,000                        586,000
                                                                 -------------------------      -------------------------
Total current assets                                                           112,951,000                    107,871,000
                                                                 -------------------------      -------------------------

Property, plant and equipment                                                  140,027,000                    136,900,000
  Less, accumulated depreciation and amortization                               71,552,000                     66,914,000
                                                                 -------------------------      -------------------------
                                                                                68,475,000                     69,986,000
                                                                 -------------------------      -------------------------

Deferred charges, net of amortization                                           24,273,000                     24,674,000
Cost in excess of net assets acquired, net of
  amortization                                                                 192,370,000                    196,446,000
Intangible assets, net of amortization                                          18,524,000                     20,138,000
                                                                 -------------------------      -------------------------
                                                                              $416,593,000                   $419,115,000
                                                                 =========================      =========================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                                     $ 11,284,000                   $ 11,253,000
  Current portion of senior term loan                                            5,500,000                      6,000,000
  Interest payable                                                               5,909,000                      6,689,000
  Other current liabilities                                                     48,594,000                     49,740,000
                                                                 -------------------------      -------------------------
Total current liabilities                                                       71,287,000                     73,682,000
                                                                 -------------------------      -------------------------

Postretirement benefit obligation other
  than pensions                                                                 75,949,000                     75,439,000
Other long-term liabilities                                                     19,470,000                     16,300,000
Senior term loan                                                                31,000,000                     34,000,000
Senior revolving loan                                                           31,000,000                     13,000,000
11 7/8% senior secured notes due 2003                                           70,000,000                    100,000,000
10 3/8% senior subordinated notes due 2004                                     140,000,000                    140,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value-authorized,
    1,050,000 shares; issued and outstanding,
    1,027,635 shares (liquidation preference of
    $60,110,000)                                                                    10,000                         10,000
  Common stock, Class B, $.01 par value-
    authorized, 460,000 shares; issued and
    outstanding, 458,994 shares (liquidation
    preference of $26,848,000)                                                       5,000                          5,000
  Common stock, Class A, $.01 par value-
    authorized, 2,100,000 shares; issued and
    outstanding, 553,344 shares                                                      6,000                          6,000
  Additional paid-in capital                                                   155,350,000                    155,350,000
  Deficit                                                                     (166,798,000)                  (178,147,000)
  Adjustment to equity for minimum pension
    liability                                                                  (10,649,000)                   (10,649,000)
  Cumulative translation adjustment                                                (37,000)                       119,000
                                                                 -------------------------      -------------------------
Total stockholders' deficiency                                                 (22,113,000)                   (33,306,000)
                                                                 -------------------------      -------------------------
                                                                              $416,593,000                   $419,115,000
                                                                 =========================      =========================

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                  -----------------------------------------------------------------
                                                            June 30,                             June 30,
                                                             1997                                  1996
                                                  ---------------------------           ---------------------------
Sales                                                            $146,174,000                          $136,489,000
Costs and expenses                                                110,797,000                           108,375,000
Amortization                                                        5,152,000                             5,203,000
                                                  ---------------------------           ---------------------------
Operating income                                                   30,225,000                            22,911,000
Interest and investment income                                        121,000                               118,000
Interest expense                                                  (15,707,000)                          (19,450,000)
                                                  ---------------------------           ---------------------------
Income before income taxes and
  extraordinary charge                                             14,639,000                             3,579,000
Income tax provision                                               (1,577,000)                             (220,000)
                                                  ---------------------------           ---------------------------
Income before extraordinary charge                                 13,062,000                             3,359,000
Extraordinary charge from early
  extinguishment of debt, net of tax                               (1,713,000)                                   --
                                                  ---------------------------           ---------------------------
Net income                                                       $ 11,349,000                           $ 3,359,000
                                                  ===========================           ===========================

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                  -----------------------------------------------------------------
                                                            June 30,                             June 30,
                                                             1997                                  1996
                                                  ---------------------------           ---------------------------
Sales                                                             $73,564,000                           $71,537,000
Costs and expenses                                                 55,599,000                            53,874,000
Amortization                                                        2,581,000                             2,601,000
                                                  ---------------------------           ---------------------------
Operating income                                                   15,384,000                            15,062,000
Interest and investment income                                         68,000                                48,000
Interest expense                                                   (7,739,000)                           (9,620,000)
                                                  ---------------------------           ---------------------------
Income before income taxes and
  extraordinary charge                                              7,713,000                             5,490,000
Income tax provision                                                 (940,000)                             (220,000)
                                                  ---------------------------           ---------------------------
Income before extraordinary charge                                  6,773,000                             5,270,000
Extraordinary charge from early
  extinguishment of debt, net of tax                               (1,713,000)                                   --
                                                  ---------------------------           ---------------------------
Net income                                                        $ 5,060,000                           $ 5,270,000
                                                  ===========================           ===========================

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                            -------------------------------------------------------
                                                                    June 30,                       June 30,
                                                                      1997                           1996
                                                            ------------------------       ------------------------
Cash flow from operating activities:
 Net income                                                             $ 11,349,000                    $ 3,359,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                                           9,790,000                      9,448,000
   Non-cash interest expense - amortization
    of deferred financing charges                                            733,000                        798,000
   Deferred income taxes                                                   1,290,000                             --
   Extraordinary charge from early
    extinguishment of debt                                                 1,713,000                             --
   Changes in assets and liabilities:
    Accounts receivable, net                                              (1,436,000)                       543,000
    Inventory                                                             (1,493,000)                    (6,170,000)
    Other current assets                                                     182,000                        600,000
    Accounts payable, interest payable, and
     other current liabilities                                            (1,895,000)                     9,257,000
    Postretirement benefit obligation other than
     pensions                                                                510,000                     (1,587,000)
    Other long-term liabilities                                            3,170,000                      2,438,000
                                                            ------------------------       ------------------------
 Net cash provided by operating
  activities                                                              23,913,000                     18,686,000
                                                            ------------------------       ------------------------

Cash flows from investing activities:
 Capital expenditures                                                     (3,127,000)                   (11,343,000)
 Deferred charges                                                         (1,500,000)                      (212,000)
                                                            ------------------------       ------------------------
 Net cash used in investing activities                                    (4,627,000)                   (11,555,000)
                                                            ------------------------       ------------------------

Cash flows from financing activities:
 Payments of senior term loan                                             (3,500,000)                            --
 Payments of senior revolving loan                                       (21,000,000)                   (16,000,000)
 Payments of long-term debt                                              (30,000,000)                      (343,000)
 Borrowings under senior revolving loan                                   39,000,000                     13,000,000
 Premiums paid on early extinguishment of debt                            (1,584,000)                            --
                                                            ------------------------       ------------------------
 Net cash used by financing activities                                   (17,084,000)                    (3,343,000)
                                                            ------------------------       ------------------------
Net increase in cash and cash
  equivalents                                                              2,202,000                      3,788,000

Cash and cash equivalents, beginning of
  period                                                                   1,508,000                      3,178,000
                                                            ------------------------       ------------------------

Cash and cash equivalents, end of period                                 $ 3,710,000                    $ 6,966,000
                                                            ========================       ========================

Supplemental cash flow information:
 Cash interest paid during period                                        $15,754,000                    $18,832,000
                                                            ========================       ========================

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1996 Transition Report on Form 10-K.

2. On June 1, 1997, the Company redeemed $30 million aggregate principal amount of 11 7/8% Senior Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the Company recorded an extraordinary charge of $1,713,000 (net of income tax benefit of $553,000) for the write-off of unamortized financing costs and redemption premiums.

3.        Receivables are summarized as follows:

                                                       June 30,             December 31,
                                                         1997                  1996
                                                      ------------         ------------
          Accounts receivable, principally
            from commercial customers                 $ 34,848,000         $ 34,086,000
          Accounts receivable, on U. S
           Government and other long-term
           contracts                                     2,869,000            2,359,000
          Allowances                                      (335,000)            (413,000)
                                                      ------------         ------------
                                                      $ 37,382,000         $ 36,032,000
                                                      ============         ============

4.        Inventory consists of the following:

                                                     June 30,         December 31,
                                                       1997               1996
                                                   -----------        -----------
          Raw materials and work-in-process        $44,909,000        $46,742,000
          Finished goods                            12,593,000         10,821,000
          Inventoried costs related to U.S.
            Government and other long-term
            contracts                               12,255,000         10,771,000
                                                   -----------        -----------
                                                   $69,757,000        $68,334,000
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

5.   Other current liabilities consist of the following:

                                                           June 30,         December 31,
                                                             1997               1996
                                                         -----------        -----------
          Accrued payroll costs                          $13,991,000        $15,170,000
          Accrued taxes                                    7,336,000          6,504,000
          Accrued costs on long-term contracts             6,325,000          5,744,000
          Accrued warranty costs                           7,317,000          6,695,000
          Customer credits                                 5,253,000          7,483,000
          Postretirement benefit obligation other
            than pensions                                  2,000,000          2,000,000
          Other                                            6,372,000          6,144,000
                                                         -----------        -----------

                                                         $48,594,000        $49,740,000
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

          On December 15, 1995, Aircraft Braking Systems commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco after Hitco threatened to breach existing supply contracts unless prices were renegotiated. Hitco had been the principal supplier of carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, seeks damages in excess of $47

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



          million for various breaches of the contracts, injunctive relief and specific performance requiring Hitco to perform its obligations pursuant to existing contracts and purchase orders. Hitco has counterclaimed in the matter seeking, among other things, damages up to $130 million for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Through January 1997, Hitco continued to supply carbon to the Company, although Hitco failed to acknowledge certain purchase orders, and Hitco alleges that its obligation to supply carbon to Aircraft Braking Systems expired on December 13, 1996. Aircraft Braking Systems has sought to hold Hitco in contempt of the court's injunction. Hitco's motion for an injunction seeking to require that the Company turn over technology allegedly jointly developed and owned under the prior contractual arrangements, has been denied. The case is presently scheduled for trial in January, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION


Comparison of Results of Operations for the Six Months Ended June 30, 1997 and June 30, 1996

Sales for the six months ended June 30, 1997 totaled $146,174,000 reflecting an increase of $9,685,000 or 7.1% compared with $136,489,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $13,660,000, primarily on the Fokker Fo-100, F-27 and F-28, Canadair Regional Jet, McDonnell Douglas MD-90 and Lear programs. Partially offsetting this increase were lower military sales of $3,975,000 primarily on the F-16 program.

Operating income increased 31.9% or $7,314,000 to $30,225,000 or 20.7% of sales for the six months ended June 30, 1997 compared with $22,911,000 or 16.8% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume, a favorable sales mix whereby commercial sales, with higher margins, composed a greater percentage of total sales, lower costs relating to litigation and lower independent research and development costs relating to the MD-90 program and carbon research. Partially offsetting this increase were higher shipments of original equipment to airframe manufacturers at or below the cost of production.

Interest expense, net decreased $3,746,000 for the six months ended June 30, 1997 compared with the same period in the prior year. This decrease was due to lower interest rates on outstanding debt as a result of the refinancing in August 1996 of the 13 3/4% Senior Subordinated Debentures with 10 3/8% Senior Subordinated Notes and borrowings under the Amended and Restated Credit Agreement.

The Company's effective tax rate of 8.3% for the six months ended June 30, 1997 and the effective rate of 6.1% for the same period in the prior year differs from the statutory rate of 35% due to partial utilization of tax net operating losses and the change in the valuation allowance. The increase in the effective rate in 1997 is primarily due to a greater portion of the change in the valuation allowance being applied to reduce goodwill.

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

Comparison of Results of Operations for the Three Months Ended June 30, 1997 and June 30, 1996

Sales for the three months ended June 30, 1997 totaled $73,564,000 reflecting an increase of $2,027,000 or 2.8% compared with $71,537,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $2,601,000, primarily on the McDonnell Douglas MD-90 and Fokker F-27 and F-28 programs partially offset by lower military sales.

Operating income increased $322,000 to $15,384,000 or 20.9% of sales for the three months ended June 30, 1997 compared with $15,062,000 or 21.1% of sales for the same period in the prior year. Operating margins decreased primarily due to higher shipments of original equipment to airframe manufacturers at or below the cost of production partially offset by the overhead absorption effect relating to the higher sales volume.

Interest expense, net decreased $1,901,000 for the three months ended June 30, 1997 as compared with the same period in the prior year. This decrease was due to lower interest rates on outstanding debt as a result of the refinancing in August 1996 of the 13 3/4% Senior Subordinated Debentures with 10 3/8% Senior Subordinated Notes and borrowings under the Amended and Restated Credit Agreement.

The Company's effective tax rate of 7.1% for the three months ended June 30, 1997 and the effective rate of 4.0% for the same period in the prior year differs from the statutory rate of 35% due to partial utilization of tax net operating losses and the change in the valuation allowance. The increase in the effective rate in 1997 is primarily due to a greater portion of the change in the valuation allowance being applied to reduce goodwill.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, make investments in new airframes (which were $14.2 million and $13.0 million for the six months ended June 30, 1997 and 1996, respectively) and pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has a $70 million revolving loan facility, maturing August 14, 2001 with availability determined by reference to a borrowing base of eligible accounts receivable and inventory. At June 30, 1997, the Company had $34.4 million available to borrow under the revolving loan facility.

On June 1, 1997, the Company redeemed $30 million aggregate principal amount of 11 7/8% Senior Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the Company recorded an extraordinary charge of $1,713,000 (net of income tax benefit of $553,000) for the write-off of unamortized financing costs and redemption premiums. The Company used borrowings under the revolving loan facility to effect such redemption.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a)       Exhibits.

          None

(b)       Reports on Form 8-K.

          There were no reports on Form 8-K for the three months ended June 30, 1997.

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




                                                   K & F INDUSTRIES, INC.
                                                   ----------------------
                                                        Registrant




                                                     DIRKSON R. CHARLES
                                                     ------------------
                                                     Dirkson R. Charles
                                                  Chief Financial Officer
                                                            and
                                                  Registrant's Authorized
                                                          Officer



Dated: August 14, 1997