Form 10-Q
period 1997-09-30
K&F INDUSTRIES INC
filed 1997-11-14
CIK 851797

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 33-29035


                             K & F INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    Delaware                           34-1614845
-------------------------------------------------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


    600 Third Avenue, New York, New York                  10016
-------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)


   Registrant's telephone number including area code  (212) 297-0900
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]     No
                                         -------     -------

As of November 1, 1997, there were 740,398 shares of common stock outstanding.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       September 30,  December 31,
                                                            1997         1996
                                                       ------------   ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                            $    750,000   $  1,508,000
  Accounts receivable, net                               40,658,000     36,032,000
  Inventory                                              65,111,000     68,334,000
  Deferred tax asset                                             --      1,411,000
  Other current assets                                      662,000        586,000
                                                       ------------   ------------
Total current assets                                    107,181,000    107,871,000
                                                       ------------   ------------

Property, plant and equipment                           142,926,000    136,900,000
  Less, accumulated depreciation and amortization        73,859,000     66,914,000
                                                       ------------   ------------
                                                         69,067,000     69,986,000
                                                       ------------   ------------
Deferred charges, net of amortization                    23,961,000     24,674,000
Cost in excess of net assets, net of
  amortization                                          192,426,000    196,446,000
Intangible assets, net of amortization                   17,717,000     20,138,000
                                                       ------------   ------------
                                                       $410,352,000   $419,115,000
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                              $ 12,133,000   $ 11,253,000
  Current portion of senior term loan                     1,500,000      6,000,000
  Interest payable                                        4,281,000      6,689,000
  Other current liabilities                              53,739,000     49,740,000
                                                       ------------   ------------
Total current liabilities                                71,653,000     73,682,000
                                                       ------------   ------------

Postretirement benefit obligation other
  than pensions                                          76,301,000     75,439,000
Other long-term liabilities                              14,619,000     16,300,000
Senior term loan                                         34,000,000     34,000,000
Senior revolving loan                                    19,000,000     13,000,000
11 7/8% senior secured notes due 2003                    70,000,000    100,000,000
10 3/8% senior subordinated notes due 2004              140,000,000    140,000,000

Stockholders' Deficiency:
  Preferred stock, $.01 par value-authorized,
    1,050,000 shares; issued and outstanding,
    1,027,635 shares (liquidation preference of
    $60,110,000)                                             10,000         10,000
  Common stock, Class B, $.01 par value-
    authorized, 460,000 shares; issued and
    outstanding, 458,994 shares (liquidation
    preference of $26,848,000)                                5,000          5,000
  Common stock, Class A, $.01 par value-
    authorized, 2,100,000 shares; issued and
    outstanding, 553,344 shares                               6,000          6,000
  Additional paid-in capital                            155,350,000    155,350,000
  Deficit                                              (159,777,000)  (178,147,000)
  Adjustment to equity for minimum pension
    liability                                           (10,649,000)   (10,649,000)
  Cumulative translation adjustment                        (166,000)       119,000
                                                       ------------   ------------
Total stockholders' deficiency                          (15,221,000)   (33,306,000)
                                                       ------------   ------------
                                                       $410,352,000   $419,115,000
                                                       ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      Nine Months Ended
                                                  ---------------------------------------------------------
                                                     September 30,                        September 30,
                                                         1997                                 1996
                                                  --------------------               ----------------------
Sales                                                 $224,296,000                        $207,455,000
Costs and expenses                                     167,934,000                         162,557,000
Amortization                                             7,734,000                           7,805,000
                                                  --------------------               ----------------------
Operating income                                        48,628,000                          37,093,000
Interest and investment income                             191,000                             784,000
Interest expense                                       (22,969,000)                        (29,848,000)
                                                  --------------------               ----------------------
Income before income taxes and
  extraordinary charge                                  25,850,000                           8,029,000
Income tax provision                                    (5,767,000)                           (220,000)
                                                  --------------------               ----------------------
Income before extraordinary charge                      20,083,000                           7,809,000
Extraordinary charge from early
  extinguishment of debt, net of tax                    (1,713,000)                         (9,142,000)
                                                  --------------------               ----------------------
Net income (loss)                                     $ 18,370,000                        $ (1,333,000)
                                                  ====================               ======================



                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended
                                        ----------------------------------------
                                          September 30,           September 30,
                                              1997                     1996
                                        ----------------        ----------------
Sales                                     $78,122,000             $70,966,000
Costs and expenses                         57,137,000              54,182,000
Amortization                                2,582,000               2,602,000
                                        ----------------        ----------------
Operating income                           18,403,000              14,182,000

Interest and investment income                 70,000                 666,000

Interest expense                           (7,262,000)            (10,398,000)
                                        ----------------        ----------------
Income before income taxes and
  extraordinary charge                     11,211,000               4,450,000

Income tax provision                       (4,190,000)                     --
                                        ----------------        ----------------
Income before extraordinary charge          7,021,000               4,450,000

Extraordinary charge from early
  extinguishment of debt, net of tax               --              (9,142,000)
                                        ----------------        ----------------
Net income (loss)                          $7,021,000             $(4,692,000)
                                        ================        ================





                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Nine Months Ended
                                                        ---------------------------------
                                                         September 30,     September 30,
                                                              1997              1996
                                                        ---------------   ---------------
Cash flow operating activities:
   Net income (loss)                                       $18,370,000       $(1,333,000)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                        14,679,000        14,258,000
       Non-cash interest expense - amortization
          of deferred financing charges                      1,072,000         1,130,000
       Deferred income taxes                                 1,411,000                --
       Extraordinary charge from early
          extinguishment of debt                             1,713,000         9,142,000
       Changes in assets and liabilities:
          Accounts receivable, net                          (4,782,000)          246,000
          Inventory                                          3,094,000        (7,684,000)
          Other current assets                                 (76,000)         (307,000)
          Accounts payable, interest payable, and
            other current liabilities                        2,471,000         5,089,000
          Postretirement benefit obligation other
            than pensions                                      862,000        (2,324,000)
          Other long-term liabilities                       (1,681,000)          923,000
                                                        ---------------   ---------------
   Net cash provided by operating activities                37,133,000        19,140,000
                                                        ---------------   ---------------

Cash flows from investing activities:
   Capital expenditures                                     (6,026,000)      (15,592,000)
   Deferred charges                                         (1,781,000)         (462,000)
                                                        ---------------   ---------------
   Net cash used in investing activities                    (7,807,000)      (16,054,000)
                                                        ---------------   ---------------
Cash flows from financing activities:
   Payments of senior term loan                             (4,500,000)               --
   Payments of senior revolving loan                       (33,000,000)      (49,000,000)
   Payments of long-term debt                              (30,000,000)     (180,000,000)
   Borrowings under senior term loan                                --        40,000,000
   Borrowings under senior revolving loan                   39,000,000        58,000,000
   Proceeds from issuance of senior subordinated notes              --       140,000,000
   Deferred charges - financing costs                               --        (6,772,000)
   Premiums paid on early extinguishment of debt            (1,584,000)       (4,500,000)
   Proceeds from sale and leaseback transaction                     --         1,215,000
                                                        ---------------   ---------------
   Net cash used by financing activities                   (30,084,000)       (1,057,000)
                                                        ---------------   ---------------
   Net (decrease) increase in cash and
     cash equivalents                                         (758,000)        2,029,000
Cash and cash equivalents, beginning of period               1,508,000         3,178,000
                                                        ---------------   ---------------
Cash and cash equivalents, end of period                  $    750,000       $ 5,207,000
                                                        ===============   ===============
Supplemental cash flow information:
   Cash interest paid during period                       $ 24,305,000       $34,076,000
                                                        ===============   ===============


                 See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1996 Transition Report on Form 10-K.

2. On October 15, 1997, the Company completed a recapitalization involving the repayment of all existing indebtedness as well as the repurchase of a portion of its outstanding capital stock. Financing was provided with $185 million of 9 1/4% Senior Subordinated Notes due 2007 and $345 million in borrowings under a new credit facility.

     The new credit facility consists of $322 million of term loans and a $50 million revolving credit facility. The revolving credit facility matures in 2003. The term loans consist of a $50 million Tranche A term loan and a $272 million Tranche B term loan. The Tranche A term loan is a six-year amortizing facility maturing in 2003. The Tranche B term loan is an eight-year amortizing facility maturing in 2005. The Company will be required to make mandatory reductions in the credit facility in the event of certain asset sales, the incurrence of certain additional indebtedness and from a portion of excess cash flow (as defined).

     In connection with the repurchase of a portion of the outstanding capital stock and the repayment of all existing indebtedness, the Company will directly increase its stockholders' deficiency by approximately $218.6 million and record an extraordinary charge of approximately $29.8 million (excluding any related tax benefit) for the write-off of unamortized financing costs, redemption premiums and tender offer payments. In addition, the Company will record a charge to operations of approximately $12.0 million relating to the exercise of stock options and other fees. All charges will be reflected in the fourth quarter of 1997.

     On June 1, 1997, the Company redeemed $30 million aggregate principal amount of its 11 7/8% Senior Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the Company recorded an extraordinary charge of $1,713,000 (net of income tax benefit of $553,000) for the write-off of unamortized financing costs and redemption premiums.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Receivables are summarized as follows:

                                                 September 30,     December 31,
                                                     1997              1996
                                                 -------------     ------------
    Accounts receivable, principally
      from commercial customers                    $37,289,000      $34,086,000

    Accounts receivable, on U.S.
    Government and other long-term
    contracts                                        3,729,000        2,359,000

    Allowances                                        (360,000)        (413,000)
                                                 -------------     ------------
                                                   $40,658,000      $36,032,000
                                                 =============     ============

4.  Inventory consists of the following:

                                                 September 30,     December 31,
                                                     1997              1996
                                                 -------------     ------------
    Raw materials and work-in-process              $43,947,000      $46,742,000

    Finished goods                                   9,969,000       10,821,000

    Inventoried costs related to U.S.
     Government and other long-term
     contracts                                      11,195,000       10,771,000
                                                 -------------     ------------

                                                   $65,111,000      $68,334,000
                                                 =============     ============


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

5.  Other current liabilities consist of the following:

                                                 September 30,     December 31,
                                                     1997              1996
                                                 -------------     ------------
    Accrued payroll costs                         $15,689,000       $15,170,000
    Accrued taxes                                   7,567,000         6,504,000
    Accrued costs on long-term contracts            5,876,000         5,744,000
    Accrued warranty costs                          9,580,000         6,695,000
    Customer credits                                4,901,000         7,483,000
    Postretirement benefit obligation other
     than pensions                                  2,000,000         2,000,000
    Other                                           8,126,000         6,144,000
                                                 -------------     ------------
                                                  $53,739,000       $49,740,000
                                                 =============     ============

                    K & P INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.  Contingencies

    On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. ("Hitco") after Hitco threatened to breach existing supply contracts unless prices were renegotiated. Until recently, Hitco was the principal supplier of the carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, seeks injunctive relief and damages for various breaches of contract which have recently been estimated at up to $57 million. Hitco has counterclaimed in the matter seeking, among other things, damages for lost profits, which Hitco has recently estimated at up to $78 million (subject to mitigation) for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Accordingly, through mid-December 1996, Hitco continued to supply carbon to the Company, although Hitco failed to fill certain acknowledged purchase orders. Aircraft Braking Systems has sought to hold Hitco in contempt of the court's injunction, which motion has not been decided by the court. An injunction requested by Hitco that would require the Company to turn over to Hitco technology allegedly jointly developed and owned under the prior contractual arrangements has been denied. The case is presently scheduled for trial in January 1998.

    In related actions, a suit filed by Hitco in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio action, has been stayed. Hitco also filed suit in the Federal District Court in the Northern District of Ohio for damages and injunctive relief against a third party claiming that such party, in supplying certain carbon to Aircraft Braking Systems, has acquired trade secrets of Hitco from Aircraft Braking Systems and has misappropriated trade secrets and technology developed under the same research and development contracts between Hitco and Aircraft Braking Systems which are the subject of the Ohio case and the California case. Aircraft Braking Systems has been granted leave to intervene and Hitco has moved to dismiss the Federal action.

    Management intends to vigorously advocate its interest in all lawsuits, to seek dismissal of the California action and to proceed in the Ohio case to seek damages from Hitco. Based upon the proceedings to date, management does not expect the outcome of the litigation to be unfavorable to the Company. There can be no assurance, however, as to the outcome of the litigation or that a judgment against the Company would not materially adversely affect the Company.

    In addition to the foregoing, there are various lawsuits and claims pending against the Company incidental to its business. Although the final results in suits and proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION

Comparison of Results of Operations for the Nine Months Ended September 30, 1997 and September 30, 1996

Sales for the nine months ended September 30, 1997 totaled $224,296,000 reflecting an increase of $16,841,000, or 8.1%, compared with $207,455,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $19,695,000, primarily on the Fokker Fo-100, Canadair Regional Jet, Boeing MD-80, DC-10 and Lear programs. Partially offsetting this increase were lower military sales of $2,854,000 primarily on the F-16 program.

Operating income increased 31.1% or $11,535,000 to $48,628,000 or 21.7% of sales for the nine months ended September 30, 1997 compared with $37,093,000 or 17.9% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume, a favorable sales mix whereby commercial sales, with higher margins, composed a greater percentage of total sales, lower costs relating to litigation and lower independent research and development costs relating to the MD-90 program and carbon research.

Interest expense, net decreased $6,286,000 for the nine months ended September 30, 1997 compared with the same period in the prior year. This decrease was due to lower interest rates on outstanding debt as a result of the refinancing in August 1996 of the 13 3/4% Senior Subordinated Debentures with 10 3/8% Senior Subordinated Debentures and borrowings under the Amended and Restated Credit Agreement.

The Company's effective tax rate of 22.3% for the nine months ended September 30, 1997 differs from the statutory rate of 35% due to a net decrease in the valuation allowance and a $631,000 charge for foreign taxes. For the same period in the prior year the effective tax rate of 2.7% differed from the statutory rate of 35% due to a net decrease in the valuation allowance. The increase in the effective rate in 1997 is primarily due to the charge for foreign taxes and a net change in the valuation allowance.

Approximately 400 hourly employees of the Company's Aircraft Braking Systems subsidiary are represented by the United Auto Workers' Union. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment. From time to time the Company has been involved in discussions with union representatives regarding a new collective bargaining agreement but a new agreement has not been reached. The Company believes that, whether or not a satisfactory agreement is reached, there should be no material disruption to the business of Aircraft Braking Systems.

Comparison of Results of Operations for the Three Months Ended September 30, 1997 and September 30, 1996

Sales for the three months ended September 30, 1997 totaled $78,122,000 reflecting an increase of $7,156,000, or 10.1%, compared with $70,966,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $6,034,000, primarily on the Fokker Fo-100, Boeing MD-80 and DC-10 programs. Military sales increased $1,122,000 due to a higher sales of fuel tanks primarily on the F/A-18 C/D program.

Operating income increased 29.8% or $4,221,000 to $18,403,000 or 23.6% of sales for the three months ended September 30, 1997 compared with $14,182,000 or 20.0% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume and lower litigation costs.

Interest expense, net decreased $2,540,000 for the three months ended September 30, 1997 compared with the same period in the prior year. This decrease was due to lower interest rates on outstanding debt as a result of the refinancing in August 1996 of the 13 3/4% Senior Subordinated Debentures with 10 3/8% Senior Subordinated Notes and borrowings under the Amended and Restated Credit Agreement.

The Company's effective tax rate of 37.4% for the three months ended September 30, 1997 differs from the statutory rate of 35% due to a net change in the valuation allowance and a $631,000 charge for foreign taxes. For the same period in the prior year the effective tax rate of 0.0% differed from the statutory rate of 35% due to a net decrease in the valuation allowance. The increase in the effective rate in 1997 is primarily due to the charge for foreign taxes and a net change in the valuation allowance.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes (which were $20.8 million and $19.9 million for the nine months ended September 30, 1997 and 1996, respectively) and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its existing revolving loan facility.

On October 15, 1997, the Company completed a recapitalization involving the repayment of all existing indebtedness as well as the repurchase of a portion of its outstanding capital stock. Financing was provided with $185 million of 9 1/4% Senior Subordinated Notes due 2007 and $345 million in borrowings under a new credit facility.

The new credit facility consists of $322 million of term loans and a $50 million revolving credit facility, of which $23 million was drawn on October 15, 1997. The revolving credit facility matures in 2003. The term loans consist of a $50 million Tranche A term loan and a $272 million Tranche B term loan. The Tranche A term loan is repayable over a six-year period in 21 quarterly installments of $125,000 and thereafter, four quarterly installments of $11,843,750. The Tranche B term loan is repayable over an eight-year period in 28 quarterly installments of $250,000 and, thereafter, four quarterly installments of $66.25 million. The Company will be required to make mandatory reductions in the credit facility in the event of certain asset sales, the incurrence of certain additional indebtedness and from a portion of excess cash flow (as defined).

The Company believes that its cash flow from operations together with available borrowings under the new revolving credit facility, will be adequate to meet its anticipated requirements for capital expenditures, investments in new airframes, interest payments and scheduled principal payments.

In connection with the repurchase of a portion of the capital stock and the repayment of all existing indebtedness, the Company will directly increase its stockholders' deficiency by approximately $218.6 million and record an extraordinary charge of approximately $29.8 million (excluding any related tax benefit) for the write-off of unamortized financing costs, redemption premiums and tender offer payments. In addition, the Company will record a charge to operations of approximately $12.0 million relating to the exercise of stock options and other fees. All charges will be reflected in the fourth quarter of 1997.

On June 1, 1997, the Company redeemed $30 million aggregate principal amount of its 11 7/8% Senior Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the Company recorded an extraordinary charge of $1,713,000 (net of income tax benefit of $553,000) for the write-off of unamortized financing costs and redemption premiums. The Company used borrowings under its existing revolving loan facility to effect such redemption.

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K dated September 15, 1997, under
     Item 5 (Other Events) reporting the Company's press release relating to the commencement by the Company of a tender offer for its 10 3/8% Senior Subordinated Notes due 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        K & F INDUSTRIES, INC.
                                        ______________________

                                              Registrant


                                          DIRKSON R. CHARLES
                                        ______________________

                                          Dirkson R. Charles
                                       Chief Financial Officer
                                                and
                                       Registrant's Authorized
                                              Officer


Dated:  November 14, 1997