Form 10-K405
period 1997-12-31
K&F INDUSTRIES INC
filed 1998-03-31
CIK 851797

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no trading market for the Company's common stock. As of March 1, 1998, there were 740,398 shares of common stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the year ended December 31, 1997, approximately 88% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market for such products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. During the year ended December 31, 1997, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

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

     Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.

     On October 15, 1997, the Company completed a recapitalization that consisted of a refinancing of its indebtedness and the purchase of a portion of its outstanding capital stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Recapitalization.")

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

PRODUCTS

     Aircraft Braking Systems. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and anti-skid systems for commercial transport, general aviation and military aircraft. Since 1989, Aircraft Braking Systems has carefully directed its efforts toward expanding its presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on high-cycle, medium- and short-range commercial aircraft. As a result of this strategic focus, during this period, Aircraft Braking Systems has added approximately 1,200 medium- and short-range commercial aircraft to the portfolio of aircraft usings its products. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The braking systems produced by Aircraft Braking Systems are either carbon or steel-based. While steel-based systems typically are sold for less than carbon-based systems, such systems generally require more frequent replacement because their steel brake pads tend to wear more quickly. The Company's commercial transport fleet continued to grow during the year ended December 31, 1997, due to an increase in the number of new aircraft entering service, as well as a slower than expected retirement rate of older aircraft. Airlines have responded to recent FAA regulatory noise abatement requirements by outfitting their older DC-9 fleets with engine hushkits and aircraft structural overhauls which effectively add fifteen years of service life to the aircraft. The Company expects to produce replacement parts for these refurbished aircraft over this period. Airlines such as Northwest Airlines and Air Canada have opted for DC-9 life extension refurbishment programs, to meet capacity needs, in lieu of buying replacement aircraft new.

     Approximately 75% of Aircraft Braking Systems' revenues are derived from the sale of replacement parts. As of December 31, 1997, the Company's products had been installed on over 30,000 commercial transport, general aviation and military aircraft. Commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-28, Canadair Regional Jet and Saab 340 on all of which Aircraft Braking Systems is the sole-source supplier. In addition, the Company supplies spare parts for the MD-80 program on a dual-source wheel and brake program.

     Aircraft Braking Systems has been successful in having its wheels and brakes selected for use on a number of high-cycle airframe designs. These aircraft include the McDonnell Douglas MD-90, Airbus A-321, Saab 2000, Lear 60 and Fairchild Metro 23. Most recently, Aircraft Braking Systems has been successful in winning the RJ-700 continuing its sole-source position on the Regional Jet. The RJ-700 is a 70 passenger plane which is a stretch version of the 50 passenger Canadair Regional Jet. In addition, the Company is a supplier of wheels and carbon brakes for the Airbus A-330 and A-340 wide-body jets.

     Aircraft Braking System is the sole supplier for wheels, carbon brakes and anti-skid equipment on the new McDonnell Douglas MD-90 twin-jet. The MD-90 is an addition to a product line that began as the DC-9 model jet that first flew in 1965 and evolved later into the popular MD-80 series also furnished with Aircraft Braking Systems' wheels and brakes. The Boeing Company ("Boeing") (which acquired McDonnell Douglas in August 1997) has indicated that it plans to phase out new production of both the MD-80 and the MD-90 after completing existing orders. At completion of production, the Company expects to have approximately 150 MD-90 and over 400 MD-80 aircraft equipped with Aircraft Braking Systems' wheels and brakes.

     Aircraft Braking Systems is a basic supplier of wheels and carbon brakes on the Airbus A-321, the European consortium's 186-seat "stretch" version of its popular A-320 standard body twin-jet. Airbus has booked orders for over 219 A-321 aircraft. Of the 76 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 53 of these aircraft.

     Aircraft Braking Systems' brake control systems, which are integrated into a total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems, Allied Signal's Aircraft Landing Systems Division and the B.F. Goodrich Company, Aircraft Braking Systems is the only significant manufacturer of anti-skid systems providing approximately 17% of the total market. Because of the sensitivity of anti-skid systems to variations in brake performance, the Company's management believes that its braking system integration capability gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by the Company include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     The following table shows the distribution of sales of aircraft wheels, brakes and anti-skid systems to total sales of the Company:

                                             YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                1997              1996              1996
                                            ------------    -----------------    ----------
Wheels and brakes.........................       80%               81%               80%
Anti-skid systems.........................        8%                9%                8%
                                                 --                --                --
     Total................................       88%               90%               88%
                                                 ==                ==                ==

     Engineered Fabrics. The Company believes Engineered Fabrics is the largest aircraft fuel tank manufacturer in the world, serving approximately 90% of the worldwide general aviation and commercial transport market and over half of the domestic military market for such products. Recent programs awarded to Engineered Fabrics include new production or replacement parts programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-15, F-16 and C-130 aircraft. Engineered Fabrics has been selected by the U.S. Army to equip its new stealth RAH-66 Comanche helicopter with fuel tanks and by McDonnell Douglas to supply fuel tanks for the MD-600 program. Engineered Fabrics has also been awarded the Bell/Boeing V-22 Osprey program. During the year ended December 31, 1997, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

     Fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the year ended December 31, 1997, sales of fuel tanks accounted for approximately 75% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. The Company manufactures crash-resistant fuel tanks for helicopters, military aircraft and race cars that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous. Engineered Fabrics also competes in the nitrile-designed fuel tank market and won a three-year requirements contract in 1996 to supply nitrile fuel tanks to the U.S. Navy for its F-14 aircraft.

     In addition to fuel tanks, Engineered Fabrics produces iceguards, which are heating systems produced from layered composite materials that are applied on engine inlets, propellers, rotor blades and tails.

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

SALES AND CUSTOMERS

     K & F sells its products to more than 175 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 12%, 12% and 16% of total sales for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of total Company revenues by respective market, as a percentage of total revenues:

                                             YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                1997              1996              1996
                                            ------------    -----------------    ----------
Commercial transport......................       64%                63%              61%
Military (U.S. and foreign)...............       18%                18%              23%
General aviation..........................       18%                19%              16%
                                                ---                ---              ---
     Total................................      100%               100%             100%
                                                ===                ===              ===

     Commercial Transport. Customers for the Company's products in the commercial transport market include most airframe manufacturers and major airlines. The Company's products are used on a broad range of large commercial transports (60 seats or more) and commuter aircraft (20 to 60 seats). Where multiple braking systems are certified for a particular aircraft, it is generally the airline and not the airframe manufacturer that decides which of the approved wheel and brake suppliers will originally equip such airline's fleet. Some of the Company's airline customers include American Airlines, Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swissair, Northwest Airlines, United Airlines, US Airways and Continental Airlines. The Company provides replacement parts for certain Boeing aircraft including the Boeing 707, MD-80 and MD-90. The Company also supplies products on a number of aircraft manufactured by Airbus.

     Military. The Company is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of certain foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the military aircraft using these products are the F-2 (formerly the FS-X), F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, B2, C-130 and the C-141.
Substantially all of the Company's military products are sold to the Department of Defense, foreign governments or to airframe manufacturers including the Lockheed Martin Corporation ("Lockheed Martin"), McDonnell Douglas, Boeing, Sikorsky, Bell, Saab and AIDC. In March 1996 the Company commenced wheel and brake deliveries to Lockheed Martin for the upgraded C-130J aircraft. Brake control systems manufactured for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and IDF aircraft.

     General Aviation. The Company believes it is the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft. This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Learjet, Canadair, Cessna and Dassault, and distributors, such as Aviall. Anti-skid systems are supplied by the Company to Gulfstream, Dassault as well as other aircraft manufacturers. General aviation aircraft using the Company's equipment exclusively include the Beech Starship and Beech 400 A/T series of aircraft, the Lear series 20, 30, 31A, 55 and 60 and the Gulfstream G-I, G-II, G-III and G-IV. During 1997, the Company was successful in winning the Hawker Horizon contract to supply wheels, brakes and brake control systems, as a sole-source provider.

FOREIGN CUSTOMERS

     The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to the Company. The following table shows sales of the Company to both foreign and domestic customers:

                                             YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                1997              1996              1996
                                            ------------    -----------------    ----------
Domestic sales............................       57%                57%              59%
Foreign sales.............................       43%                43%              41%
                                                ---                ---              ---
     Total................................      100%               100%             100%
                                                ===                ===              ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At December 31, 1997, the Company employed approximately 156 engineers (of whom 29 held advanced degrees); approximately 27 of such engineers (including 13 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve the Company's products.

     The costs incurred relating to independent research and development for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 were $10.9 million, $8.6 million and $9.8 million, respectively.

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

COMPETITION

     The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Allied Signal's Aircraft Landing Systems Division and the B.F. Goodrich Company. Both significant competitors are larger and have greater financial resources than the Company. The principal competitor for anti-skid systems is the Hydro-Aire Division of Crane Co. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France, both owned by Zodiac S.A., a French Company.

BACKLOG

     Backlog at December 31, 1997 and 1996 amounted to approximately $172.7 million and $167.0 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 89% of total Company backlog at December 31, 1997 is expected to be shipped during the year ending December 31, 1998, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

     Of the total Company backlog at December 31, 1997, approximately 24% was directly or indirectly for end use by the U.S. Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, approximately 12%, 12%, and 16%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

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

SUPPLIES AND MATERIALS

     The principal raw materials used in the Company's wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. In April 1997, the Company completed the construction of a 21,000 square foot expansion of its carbon manufacturing facility in Akron, Ohio. This facility has sufficient capacity to supply substantially all of the Company's current carbon requirements. Steel and aluminum forgings are purchased from several sources. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary. The Company has not experienced any shortage of raw materials to date.

PERSONNEL

     At December 31, 1997, the Company had 1,354 full-time employees, of which 907 were employed by Aircraft Braking Systems (434 hourly and 473 salaried employees) and 447 were employed by Engineered Fabrics (327 hourly and 120 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

     Engineered Fabrics' three-year contract with its union expired on February 5, 1998, and workers recently ratified a new, three-year agreement. Aircraft Braking Systems' three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment. The Company believes that Aircraft Braking Systems will be able to negotiate, without material disruptions to its business, a satisfactory new collective bargaining agreement with employees. However, there can be no assurance that a satisfactory agreement will be reached with Aircraft Braking Systems' employees, or that discussions regarding such agreement will not be accompanied by material disruptions to the business.

ITEM 2.  PROPERTIES

     United States Facilities. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States which are individually owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio, and consists of approximately 770,000 square feet of manufacturing, engineering and office space. Engineered Fabrics' facility is located in Rockmart, Georgia, and consists of approximately 564,000 square feet of manufacturing, engineering and office space. The Company believes that its properties and equipment are generally well-maintained, in good operating condition and adequate for its present needs.

     Foreign Facilities. The Company occupies approximately 19,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. The Company also maintains sales and service offices in Rome, Italy and Toulouse, France.

     Akron Facility Arrangements. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex formerly owned and operated by Loral Corporation and now owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer, and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, the Company leases approximately 433,000 square feet of space within the Lockheed Martin complex and is subject to annual occupancy payments to Lockheed Martin. During the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $1.7 million, $1.2 million and $1.5 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco") after Hitco threatened to breach an existing supply contract unless prices were renegotiated. Hitco had been the principal supplier of the carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, sought injunctive relief and now seeks damages for various breaches of contract which have been recently estimated at up to $51 million. Hitco has counterclaimed in the matter seeking, among other things, damages for discounted lost profits, which Hitco has recently estimated at up to $40 million (subject to mitigation) for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Accordingly, through mid-December 1996, Hitco continued to supply carbon to the Company, although Hitco failed to fill certain acknowledged purchase orders. Aircraft Braking Systems has sought to hold Hitco in contempt of the court's injunction, which motion has not been decided by the court. A preliminary injunction requested by Hitco, that would have required the Company to turn over to Hitco technology allegedly jointly developed and owned under the prior contractual arrangements, has been denied. The case is presently scheduled for trial beginning March 31, 1998.

     In related actions, a suit filed by Hitco in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio action, has been stayed. Hitco also filed suit in the Federal District Court in the Northern District of Ohio for damages and injunctive relief against a third party claiming that such party, in supplying certain carbon to Aircraft Braking Systems, had acquired trade secrets of Hitco from Aircraft Braking Systems and has misappropriated trade secrets and technology developed under the same research and development contracts between Hitco and Aircraft Braking Systems which are the subject of the Ohio case and the California case. The Federal action was recently withdrawn by Hitco.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no trading market for the Company's common stock. All of the common stock of the Company is owned by Bernard L. Schwartz ("BLS"), Chairman of the Company, and by four limited partnerships of Lehman Brothers Holdings Inc. (the "Lehman Investors"). (See "Security Ownership of Certain Beneficial Owners and Management.")

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements. The selected financial data for the year ended December 31, 1996 and nine months ended December 31, 1995 is unaudited. Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.

                                                                    NINE MONTHS ENDED
                                    YEAR ENDED DECEMBER 31,            DECEMBER 31,              FISCAL YEAR ENDED MARCH 31,
                                   -------------------------      ----------------------      ----------------------------------
                                     1997             1996          1996          1995          1996          1995        1994
                                   ---------        --------      --------      --------      --------      --------    --------
                                                                      (IN THOUSANDS)
Income Statement Data:
  Net sales......................  $ 304,331        $277,655      $212,703      $199,784      $264,736      $238,756    $226,131
  Cost of sales..................    188,001         180,971       136,813       136,277       180,435       164,697     159,751
                                   ---------        --------      --------      --------      --------      --------    --------
  Gross Margin...................    116,330          96,684        75,890        63,507        84,301        74,059      66,380
  Independent research and
    development..................     10,873          11,781         8,623         6,610         9,767         8,363      12,858
  Selling, general and
    administrative expenses......     40,182(a)       24,482        17,297        15,378        22,564        19,208      22,421
  Amortization...................     10,316          10,412         7,810         7,813        10,415        10,411      10,884
                                   ---------        --------      --------      --------      --------      --------    --------
  Operating income...............     54,959          50,009        42,160        33,706        41,555        36,077      20,217
  Interest expense, net..........     34,091          36,957        27,197        31,288        41,048        46,250      51,953
                                   ---------        --------      --------      --------      --------      --------    --------
  Income (loss) before income
    taxes, extraordinary charge
    and cumulative effect of
    accounting changes...........     20,868          13,052        14,963         2,418           507       (10,173)    (31,736)
  Income tax (provision)
    benefit......................     (5,184)             81            81            --            --            --          --
  Extraordinary charge...........    (29,513)(a)(b)   (9,142)(c)    (9,142)(c)    (1,913)(d)    (1,913)(d)        --          --
  Cumulative effect of accounting
    changes......................         --              --            --            --            --            --      (2,305)(e)
                                   ---------        --------      --------      --------      --------      --------    --------
  Net (loss) income..............  $ (13,829)       $  3,991      $  5,902      $    505      $ (1,406)     $(10,173)   $(34,041)
                                   =========        ========      ========      ========      ========      ========    ========
Balance Sheet Data (at end of
  period):
  Working capital................  $  31,953        $ 34,189      $ 34,189      $ 38,938      $ 36,327      $ 48,025    $ 53,091
  Total assets...................    425,236         419,115       419,115       412,028       416,037       429,074     446,880
  Long-term debt.................    519,125(a)      287,000       287,000       293,000       294,000       310,000     381,421
  Stockholders' deficiency.......   (256,459)(a)     (33,306)      (33,306)      (34,327)      (39,701)      (34,748)    (90,355)
Other Data (for the period):
  Capital expenditures...........     10,016          21,166        14,091         3,343        10,418         2,824       3,127
  Depreciation and
    amortization.................     19,680          19,305        14,644        14,260        18,921        18,843      20,527

---------------

(a) On October 15, 1997, the Company completed a recapitalization that consisted of the refinancing of existing indebtedness and the repurchase of a portion of its outstanding stock. In connection therewith, the Company directly increased its stockholders' deficiency by $218.6 million and recorded an extraordinary charge of $27.8 million (net of tax) for the write-off of unamortized financing costs and redemption premiums. In addition, the Company recorded a charge of $12.4 million to selling, general and administrative expenses, relating to the exercise of stock options and other fees incurred in connection with the recapitalization. Financing for the recapitalization was provided with $185 million of 9 1/4% Senior Subordinated Notes due 2007 and $345 million in borrowings under a new credit facility. (See Notes 1 and 7 to the consolidated financial statements.)

(b) On June 1, 1997, the Company redeemed $30 million aggregate principal amount of its 11 7/8% Senior Notes at a redemption price of 105.28% of the principal thereof. In connection therewith, the Company recorded an extraordinary charge of $1.7 million (net of tax) for the write-off of unamortized financing costs and redemption premiums. (See Note 7 to the consolidated financial statements.)

(c) During the nine months ended December 31, 1996, the Company redeemed $180 million principal amount of the 13 3/4% Senior Subordinated Debentures. In connection therewith, the Company recorded an extraordinary charge of $9.1 million for the write-off of unamortized financing costs and redemption premiums. (See Note 7 to the consolidated financial statements.)

(d) On December 28, 1995, the Company redeemed $30 million principal amount of the 13 3/4% Senior Subordinated Debentures. In connection therewith, the Company recorded an extraordinary charge of $1.9 million for the write-off of unamortized financing costs and redemption premiums. (See Note 7 to the consolidated financial statements.)

(e) Represents cumulative effect of the change in method of accounting for the discounting of liabilities for workers' compensation losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Aircraft Braking Systems generates approximately 75% of its revenues through the sale of replacement parts for wheels and braking systems which are installed on over 30,000 commercial, general aviation and military aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production. Research, development and design expenditures are charged to operations when incurred. Original wheel and brake equipment supplied to aircraft manufacturers at or below the cost of production ("Program Investments") are charged to operations when delivered to the aircraft manufacturers. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from the sales of replacement parts over the life of the aircraft. The Company has invested and will continue to invest significant resources to have its products selected for use on new commercial airframes, focusing particularly on medium- and short-range aircraft. During the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, the Company spent an aggregate of approximately $51.0 million, $43.2 million, and $50.6 million, respectively, for research, development, design, Program Investments, capital expenditures and development participation costs. The Company has been selected as a supplier of wheels and carbon brakes on the Airbus A-321, the sole supplier of wheels, carbon brakes and anti-skid systems on the MD-90, the sole supplier of wheels and brakes for the Saab 2000, the Canadair Regional Jet, the Lear 60 and as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340. These programs are in the early stages of their life cycles and represent significant future revenue opportunities for the Company.

THE RECAPITALIZATION

     On October 15, 1997, the Company consummated a recapitalization (the "Recapitalization") consisting of the following transactions:

          a. The Company repurchased approximately 64% of its outstanding capital stock for a total purchase price, paid in cash, of $230.2 million. Upon giving effect to the repurchase, BLS and the Lehman Investors each became the owner of 50% of the capital stock of the Company.

          b. The Company repaid all of its outstanding indebtedness ($54.5 million) under the Amended and Restated Credit Agreement dated as of August 14, 1996 (the "Prior Credit Facility").

          c. The Company made provision for the redemption of the remaining $70 million outstanding principal amount of its 11 7/8% Senior Secured Notes Due 2003 (the "11 7/8% Senior Notes") by irrevocably depositing $77.5 million (representing a price of 105.28% of the principal amount of the 11 7/8% Senior Notes, plus accrued interest through the expected redemption date) with the trustee under the indenture governing the 11 7/8% Senior Notes. On November 13, 1997, the 11 7/8% Senior Notes were redeemed.

          d. The Company purchased, for cash, all of the $140 million aggregate principal amount of its 10 3/8% Senior Subordinated Notes due 2004 (the "10 3/8% Notes") pursuant to a tender offer and consent solicitation (collectively, the "Tender Offer"). The aggregate price paid for the 10 3/8% Notes (including accrued interest and Tender Offer premiums and related fees and expenses) was $160.9 million.

          e. The Company entered into a new credit facility (the "New Credit Facility") for $372 million.

          f. The Company issued $185 million of 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Notes"). The Company used the net proceeds of the 9 1/4% Notes together with borrowings under the New Credit Facility to effect the Recapitalization.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

     Sales. Sales for the year ended December 31, 1997 totaled $304.3 million, reflecting an increase of $26.6 million, or 9.6%, compared with $277.7 million for the same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $20.8 million, primarily on the DC-10, MD-80, Canadair Regional Jet and Fokker FO-100 programs and higher general aviation sales of $6.2 million on the Lear and IAI Astra and Galaxy aircraft.

     Gross Margin. The gross margin for the year ended December 31, 1997 was 38.2% compared with 34.8% for the same period in the prior year. This increase was primarily due to the overhead absorption effect relating to the higher sales volume and cost savings relating to the in-house production of carbon in the Company's new carbon facility.

     Independent Research and Development. Independent research and development costs were $10.9 million for the year ended December 31, 1997 compared with $11.8 million for the same period in the prior year. This decrease was primarily due to lower costs associated with the MD-90 Program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $40.2 million for the year ended December 31, 1997 compared with $24.5 million for the same period in the prior year. This increase was primarily due to a non-recurring $12.4 million charge relating to the exercise of stock options and other fees in connection with the Recapitalization and higher performance-related incentive compensation.

     Interest Expense, Net. Interest expense, net was $34.1 million for the year ended December 31, 1997 compared with $37.0 million for the same period in the prior year. This decrease was due to lower interest rates on outstanding debt as a result of the refinancing in August 1996 of the 13 3/4% Senior Subordinated Debentures due 2001 (the "13 3/4% Debentures") with 10 3/8% Notes and borrowings under the Prior Credit Facility. Partially offsetting this decrease were the greater interest costs resulting from the Recapitalization on October 15, 1997. (See Note 7 to the consolidated financial statements.)

     Effective Tax Rate. The Company's effective tax rate of 24.8% for the year ended December 31, 1997 differs from the statutory rate of 35% due to utilization of tax net operating losses offset by a net increase in the valuation allowance and a $908,000 charge for foreign taxes. For the same period in the prior year the effective tax rate of (0.6)% differed from the statutory rate of 35% primarily due to a net decrease in the valuation allowance and utilization of tax net operating losses. The increase in the effective rate in 1997 is primarily due to the charge for foreign taxes and a net change in the valuation allowance.

  Nine Months Ended December 31, 1996 Compared with the Nine Months Ended December 31, 1995

     Sales. Sales for the nine months ended December 31, 1996 totaled $212.7 million, reflecting an increase of $12.9 million, or 6.5%, compared with $199.8 million for same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $11.8 million, primarily on the DC-9, DC-10, MD-90 and Canadair Regional Jet programs, and higher general aviation sales of $7.4 million primarily on the Beech, Lear and Gulfstream aircraft. Partially offsetting this increase were lower military sales of $6.3 million on various programs.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.3 million for the nine months ended December 31, 1996 compared with $15.4 million for the same period in the prior year. This increase was primarily due to higher performance-related incentive compensation and legal fees incurred in connection with the Hitco litigation. (See Note 13 to the consolidated financial statements.)

     Interest Expense, Net. Interest expense, net was $27.2 million for the nine months ended December 31, 1996 compared with $31.3 million for the same period in the prior year. This decrease was primarily due to a lower average principal balance on the 13 3/4% Debentures and lower interest rates as a result of refinancing the 13 3/4% Debentures with $140 million principal amount of the 10 3/8% Notes on August 15, 1996, and borrowings under the Prior Credit Facility. This decrease was partially offset by the need to keep both the 13 3/4% Debentures and the 10 3/8% Notes outstanding during the redemption notification period of 30 days. (See Note 7 to the consolidated financial statements.)

     Effective Tax Rate. The Company's effective tax rate of (0.5)% for the nine months ended December 31, 1996 differs from the statutory rate of 35% primarily due to a net decrease in the valuation allowance offset by a $0.2 million charge for foreign taxes. For the same period in the prior year the effective tax rate of 0.0% differed from the statutory rate of 35% due to a net decrease in the valuation allowance. The increase in the effective rate in 1996 is primarily due to the charge for foreign taxes and a net change in the valuation allowance.

LIQUIDITY AND FINANCIAL CONDITION

     The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make Program Investments. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facilities. The Company's total indebtedness increased from $293 million at December 31, 1996 to $520.6 million at December 31, 1997 due to the Recapitalization. (See Notes 1 and 7 to the consolidated financial statements.)

     The New Credit Facility consists of a term loan facility in an aggregate principal amount of $322 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loan"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $50 million and a Tranche B term loan ("Term Loan B") in the principal amount of $272 million. The New Credit Facility bears interest at floating rates selected at the option of the Company. At December 31, 1997 and 1996, the average interest rate on the New Credit Facility and Prior Credit Facility was 8.3% and 7.9%, respectively. As a requirement of the New Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the New Credit Facility. This interest rate agreement fixes the rate at 8.3% on $136 million of borrowings. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. Obligations under the New Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $500,000 per year in years one to five and $47,375,000 in year six. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with installments of $1.0 million per year in years one to seven and $265 million in year eight. The Company will be required to make mandatory reductions in the New Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from a portion of excess cash flow (as defined).

     The New Credit Facility provides for revolving loans not to exceed $50 million, with up to $20 million available for letters of credit. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 1997, the Company had $27.2 million available to borrow under the Revolving Loan.

     The Company's management believes that it will have adequate resources to meet its current cash requirements through funds generated from operations and borrowings under its Revolving Loan.

     The New Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guaranty obligations and material lease obligations. The New Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 1997.

     As a result of the Recapitalization, the Company directly increased its stockholders deficiency by $218.6 million for the repurchase of a portion of the capital stock and recorded an extraordinary charge of $27.8 million (net of tax of $2.0 million) for the write-off of unamortized financing costs, redemption premiums and Tender Offer payments.

     On June 1, 1997, the Company redeemed $30 million aggregate principal amount of its 11 7/8% Senior Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the Company recorded an extraordinary charge of $1.7 million (net of tax of $0.6 million) for the write-off of unamortized financing costs and redemption premiums.

     During the nine months ended December 31, 1996 and the year ended March 31, 1996, the Company redeemed $180 million and $30 million of its 13 3/4% Senior Subordinated Debentures at redemption prices of 102.5% and 103.75%, respectively. The Company funded these transactions with the net proceeds from the issuance of $140 million of 10 3/8% Notes together with borrowings under the Prior Credit Facility. In connection therewith, the Company recorded an extraordinary charge of $9.1 million and $1.9 million during the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively, for the write-off of unamortized financing costs and redemption premiums.

CASH FLOW

     Cash flow from operating activities for the year ended December 31, 1997 and 1996 and for the nine months ended December 31, 1996 and 1995 was $42.5 million, $28.9 million, $23.4 million and $16.8 million, respectively. Cash flow for the year ended December 31, 1997 was higher than cash flow for the year ended December 31, 1996 primarily due to improved profitability before extraordinary charges, lower inventory, higher accounts payable, partially offset by higher trade accounts receivable and higher prepaid pension costs. Cash flow for the nine months ended December 31, 1996 was higher than cash flow for the nine months ended December 31, 1995 primarily due to improved profitability before extraordinary charges, partially offset by higher inventory to meet increased sales levels.

     Capital spending for the year ended December 31, 1997 and 1996 and for the nine months ended December 31, 1996 and 1995 was $10.0 million, $21.2 million, $14.1 million and $3.3 million, respectively. The decrease for the year ended December 31, 1997 compared with December 31, 1996, and the increase for the nine months ended December 31, 1996 compared with December 31, 1995, are both primarily due to the cost of the expansion to the carbon manufacturing building at the Company's Akron, Ohio facility that was started in November 1995 and completed in April 1997. Capital spending for the year ending December 31, 1998 is expected to be approximately $11.0 million.

     Net cash outflow from financing activities for the year ended December 31, 1997 and 1996 and for the nine months ended December 31, 1996 and 1995 was $27.5 million, $9.0 million, $10.0 million and $18.4 million, respectively. During the year ended December 31, 1997, the Company used $218.6 million for the redemption of equity interests and $36.5 million for refinancing expenditures, partially offset by increased borrowings of $227.6 million, primarily related to the Recapitalization. During the year ended December 31, 1996, the Company used $11.3 million for refinancing expenditures partially offset by $2.3 million of proceeds received from a sale and leaseback transaction. During the nine months ended December 31, 1996, $1.0 million was used to pay indebtedness and approximately $11.3 million was used for refinancing expenditures, partially offset by $2.3 million of proceeds received from a sale and leaseback transaction compared with $17.0 million used to pay indebtedness and $1.4 million used for refinancing expenditures during the nine months ended December 31, 1995.

CONTINGENCY

     Until 1997, Aircraft Braking Systems had been purchasing substantially all of the carbon for its carbon brakes under supply arrangements with Hitco. The contracts and commitments between Aircraft Braking Systems and Hitco are now the subject of litigation. Based upon the proceedings to date, management does not expect the outcome of the litigation to be unfavorable to the Company. There can be no assurance, however, as to the outcome of the litigation or that a judgment against the Company would not materially adversely affect the Company. (See Item 3, "Legal Proceedings" and Note 13 to the consolidated financial statements.)

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This new standard is effective for fiscal years beginning after December 15, 1997. The Company will adopt the disclosure requirements of SFAS No. 130 in 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This new standard is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, on its financial statement disclosures of SFAS No. 131.

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

YEAR 2000 MATTERS

     The Company has assessed and is continuing to assess year 2000 issues. The Company has reviewed its own computer programs and believes they are, or will be made without undue delay or expense, year 2000 compliant. The Company is surveying others with whom it does business, and is not now aware of specific year 2000 uncertainties on the part of any of its suppliers, customers or creditors that would have a material impact on the Company's business, financial condition or results of operations. However, there can be no assurance that other companies on which the Company may rely will be timely with their compliance, or that such failure of compliance by another company would not have an adverse effect on the Company.

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

NAME                       AGE                      POSITION(S)                     DIRECTOR SINCE
----                       ---                      -----------                     --------------
Bernard L. Schwartz*.....  72     Chairman of the Board and Chief Executive              1989
                                  Officer
David J. Brand**.........  37     Director                                               1997
Herbert R. Brinberg*.....  72     Director                                               1989
Robert B. Hodes*.........  72     Director                                               1997
Ronald H. Kisner*........  49     Director and Secretary                                 1989
John R. Paddock*.........  44     Director                                               1989
A. Robert Towbin***......  62     Director                                               1989
Alan H. Washkowitz**.....  57     Director                                               1989
Donald E. Fogelsanger....  72     President
Kenneth M. Schwartz......  46     Executive Vice President
Dirkson R. Charles.......  34     Chief Financial Officer

---------------

  * Designated as director by BLS pursuant to the Stockholders Agreement.

 ** Designated as director by the Lehman Investors pursuant to the Stockholders
    Agreement.

*** Designated as independent director by BLS and the Lehman Investors pursuant to the Stockholders Agreement.

     Mr. Bernard L. Schwartz has been Chairman and Chief Executive Officer of the Company since 1989. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Space & Communications Ltd. since April 1996. From 1972 to April 1996 Mr. Schwartz was Chairman and Chief Executive Officer of Loral Corporation. Mr. Schwartz is Chairman and Chief Executive Officer of Globalstar Telecommunications Ltd., Chairman and Chief Executive Officer of Space Systems/Loral, Inc., Chief Executive Officer of Globalstar, L.P., a Director of Reliance Group Holdings, Inc. and certain subsidiaries, a Director of First Data Corporation and a Trustee of New York University Medical Center.

     Mr. Brand is a Managing Director of Lehman Brothers and a principal in the Global Mergers & Acquisitions Group, leading Lehman Brothers' Technology Mergers and Acquisitions business. Mr. Brand joined Lehman Brothers in 1987 and has been responsible for merger and corporate finance advisory services for many of Lehman Brothers' technology and defense industry clients. Mr. Brand is a director of L-3 Communications Corporation.

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

     Mr. Hodes is Counsel to the law firm of Willkie Farr & Gallagher with which he has been associated since 1949. He is a Director of Aerointernational Inc., W.R. Berkley Corporation, Crystal Oil Company, Globalstar Telecommunications, Ltd., LCH Investments N.V., Loral Space & Communications Ltd., Mueller Industries, Inc., Restructured Capital Holdings Ltd. and R.V.I. Guaranty Co., Ltd.

     Mr. Kisner has been a member of the law firm of Chekow & Kisner, P.C., since 1984. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held such offices as Secretary, Vice President and Director. From 1982 to 1984, Mr. Kisner was a sole practitioner. Since January 1997, Mr. Kisner has been Secretary of the Company.

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

     Mr. Towbin joined C. E. Unterberg Towbin (formerly known as Unterberg Harris) in September of 1995 as a Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers from January 1987 until January of 1994. Mr. Towbin was Vice Chairman, Member of the Executive Committee and Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. from 1986 to 1987 and from 1983 to 1986, Mr. Towbin was Vice Chairman. From 1977 to 1983 he was General Partner of L.F. Rothschild, Unterberg, Towbin and from 1959 to 1977, Mr. Towbin was General Partner of C.E. Unterberg, Towbin Co. Mr. Towbin is also a Director of Bradley Real Estate Inc., Lancit Media Entertainment Ltd., Columbus New Millennium Fund, Gerber Scientific, Inc. and Globalstar Telecommunications Ltd.

     Mr. Washkowitz is a Managing Director of Lehman Brothers and head of the Merchant Banking Group, and is responsible for the oversight of Lehman Brothers Merchant Banking Portfolio Partnership L.P. Mr. Washkowitz joined Lehman Brothers in 1978 when Kuhn Loeb & Co. Was acquired by Lehman Brothers. Mr. Washkowitz is currently a director of Illinois Central Corporation, L-3 Communications Corporation and McBride plc.

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

AIRCRAFT BRAKING SYSTEMS CORPORATION

                       NAME                         AGE                   POSITION
                       ----                         ---                   --------
Ronald E. Welsch..................................  62    President
Frank P. Crampton.................................  54    Vice President -- Marketing
Richard W. Johnson................................  54    Vice President -- Finance and Controller
James J. Williams.................................  42    Vice President -- Manufacturing

ENGINEERED FABRICS CORPORATION

                       NAME                         AGE                   POSITION
                       ----                         ---                   --------
Roger C. Martin...................................  60    President
Terry L. Lindsey..................................  53    Vice President -- Marketing
Anthony G. McCann.................................  38    Vice President -- Operations
John A. Skubina...................................  43    Vice President -- Finance

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

     Mr. Martin has been President of Engineered Fabrics Corporation since 1987. From June 1984 until 1987, he was General Manager of GAC's Engineered Fabrics Division. Mr. Martin has been continuously employed by Goodyear, GAC, Loral Corporation and K & F for the past 36 years. Other positions Mr. Martin held with Goodyear include General Manager, Program Manager and a number of research positions. He holds a patent for elastomeric protective coating for metal storage reels.

     Mr. Lindsey has served as Vice President of Business Development since 1989. He has been with Goodyear Aerospace Corporation, Loral Corporation and K & F since 1977. Prior to this he had 12 years of federal service with the U.S. Army. He joined GAC as Contract Administrator of the Industrial Brake Operation in Berea, Kentucky, and transferred to Engineered Fabrics in 1979 as Manager of Contracts.

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

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the year ended December 31, 1997, the nine months ended December 31, 1996 (the "Transition Period") and the fiscal year ended March 31, 1996, paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries.

                               FISCAL                               LONG-TERM COMPENSATION
                              YEAR OR       ANNUAL COMPENSATION     -----------------------
                             TRANSITION   -----------------------    OPTIONS        LTIP          ALL OTHER
NAME AND PRINCIPAL POSITION   PERIOD*     SALARY($)     BONUS($)    GRANTED(#)   PAYOUTS($)   COMPENSATION($)(A)
---------------------------  ----------   ---------     ---------   ----------   ----------   ------------------
Bernard L. Schwartz......       1997      1,440,000(b)  1,553,200        --            --               --
  Chairman of the Board         1996*     1,477,426(b)  1,247,000        --            --               --
  and Chief Executive           1996      1,770,500(b)         --        --            --               --
  Officer
Kenneth M. Schwartz......       1997        494,038(b)    150,000     2,500        45,000            5,237
  Executive Vice                1996*       274,231(b)    106,000        --        28,333           19,331
  President of K & F            1996        321,815(b)    115,000        --        13,333            4,196
  Industries, Inc.
Donald E. Fogelsanger....       1997        216,000       125,000     2,500        48,333           34,519
  President of                  1996*       170,769       115,000        --        30,000           42,369
  K & F Industries, Inc.        1996        196,000       125,000        --        13,333           22,829
Ronald E. Welsch.........       1997        192,500       185,000     2,500        35,333           27,473
  President of Aircraft         1996*       145,308        60,000        --        22,000           25,997
  Braking Systems               1996        172,000        70,000        --        10,000           38,533
  Corporation
Roger C. Martin..........       1997        148,059        49,000     1,500        27,333           28,266
  President of Engineered       1996*       109,757        30,000        --        17,333           27,229
  Fabrics Corporation           1996        136,674        55,000        --         8,333           11,489

---------------

(a) Includes the following: (i) Company contributions to individual 401(k) plan accounts for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively:
    Mr. K. Schwartz -- $4,275, $2,414 and $3,996; Mr. Fogelsanger -- $4,275,
    $3,054
    and $4,050; Mr. Welsch -- $4,078, $3,084 and $4,050; Mr. Martin -- $3,927,
    $3,442 and $4,050; (ii) the value of supplemental life insurance programs for the year ended December 31, 1997, the Transition Period and the fiscal year ended March 31, 1996, respectively: Mr. K. Schwartz -- $962, $16,917 and $200; Mr. Fogelsanger -- $30,244, $39,315 and $18,779; Mr.
    Welsch -- $23,395, $22,913 and $1,107; Mr. Martin -- $24,339, $23,787 and
    $7,439 and (iii) $33,376 paid to Mr. Welsch during the fiscal year ended March 31, 1996, for moving expenses incurred in connection with his employment.

(b) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him in exchange for acting as directors of the Company's subsidiaries and providing advisory services to the Company and its subsidiaries. BLS has designated that $250,000, $100,000 and $100,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for the year ended December 31, 1997, the Transition Period and the fiscal year ended March 31, 1996, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following sets forth information relating to the grant of stock options by the Company during the year ended December 31, 1997 to the named executive officers. The 1989 Stock Option Plan provides for the grant of non-qualified or incentive stock options to acquire 50,000 authorized but unissued shares of common stock. None of the Company's stock is publicly traded. Non-qualified stock options were granted on November 21, 1997 at the implied value of the Company's common stock retained by the stockholders following the Recapitalization. The options are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and shall remain exercisable until expiration of the option, 10 years from the date of the grant.

                                                    INDIVIDUAL GRANTS                  POTENTIAL REALIZABLE
                                     -----------------------------------------------     VALUE AT ASSUMED
                                                  % OF TOTAL                             ANNUAL RATES OF
                                                   OPTIONS                                 STOCK PRICE
                                                  GRANTED TO   EXERCISE                  APPRECIATION FOR
                                                  EMPLOYEES    OR BASE                     OPTION TERM
                                      OPTIONS     IN FISCAL     PRICE     EXPIRATION   --------------------
               NAME                  GRANTED(#)    YEAR(%)      ($/SH)       DATE       5%($)       10%($)
               ----                  ----------   ----------   --------   ----------   --------    --------
Bernard L. Schwartz................        0           0             0            0          0           0
Kenneth M. Schwartz................    2,500         7.0        175.00     11/21/07    275,141     697,262
Donald E. Fogelsanger..............    2,500         7.0        175.00     11/21/07    275,141     697,262
Ronald E. Welsch...................    2,500         7.0        175.00     11/21/07    275,141     697,262
Roger C. Martin....................    1,500         4.2        175.00     11/21/07    165,085     418,357

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR-END OPTIONS VALUES

     The following sets forth information as to the exercise of stock options during the year ended December 31, 1997 and the value of unexercised stock options at year-end.

                                                                                             VALUE OF
                                                                            NUMBER OF       UNEXERCISED
                                                                           UNEXERCISED     IN-THE-MONEY
                                                                           OPTIONS AT       OPTIONS AT
                                                                            FY-END(#)      FY-END($)(1)
                                           SHARES                         -------------    -------------
                                         ACQUIRED ON        VALUE         EXERCISABLE/     EXERCISABLE/
                 NAME                    EXERCISE(#)    REALIZED($)(2)    UNEXERCISABLE    UNEXERCISABLE
                 ----                    -----------    --------------    -------------    -------------
Bernard L. Schwartz....................         0                 0        0/    0           0/0
Kenneth M. Schwartz....................    13,500         1,763,430        0/2,500           0/0
Donald E. Fogelsanger..................     7,500           905,350        0/2,500           0/0
Ronald E. Welsch.......................       500            45,490        0/2,500           0/0
Roger C. Martin........................     4,000           475,420        0/1,500           0/0

---------------

(1) None of the Company's stock is currently publicly traded. All options were granted at an exercise price of $175.00 based upon the implied value of the capital stock retained by BLS and the Lehman Investors following the Recapitalization.

(2) Represents net proceeds received upon sale of the shares in the Recapitalization.

LONG-TERM INCENTIVE PLAN AWARDS

     Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction) in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. The following awards were earned for the individuals named in the Summary Compensation Table during the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively:
Mr. K. Schwartz $50,000, $50,000 and $45,000; Mr. Fogelsanger $55,000, $55,000
and $50,000; Mr. Welsch $45,000, $40,000 and $36,000; and Mr. Martin $30,000,
$30,000 and $27,000.

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

     Effective January 1, 1990, the Plan was amended for eligible employees of K & F Industries and Aircraft Braking Systems to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of continuous service on and after January 1, 1990, a contributory benefit of (i) for 14 years of continuous service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of continuous service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has (a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $125,000 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in the amended plan of K & F and Aircraft Braking Systems and the supplemental plan are $298,000 for Mr. K. Schwartz; $124,000 for Mr. Fogelsanger; and $36,000 for Mr. Welsch. BLS does not participate in either plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65 or current age if greater; (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (c) participation in the contributory portion of the plan will continue at current levels. The Company has a similar plan at Engineered Fabrics in which Mr. Martin participates. Estimated annual benefits for Mr. Martin are $96,000 using the assumptions in (a), (b) and (c) above.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

COMPENSATION OF DIRECTORS

     The Board of Directors held three meetings during the year ended December 31, 1997. Members of the Board of Directors are entitled to receive a director's fee of $12,000 per year. No directors other than Messrs. Brinberg, Kisner and Paddock received compensation for services as a director during the year ended December 31, 1997. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

ADVISORY AGREEMENT

     The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own a specified number of shares of common stock of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has not in the past used a compensation committee to determine executive officer compensation. The payments to BLS, the Company's Chairman and Chief Executive Officer, are paid in accordance with the Advisory and Stockholders Agreements. All other executive compensation decisions are made by BLS in accordance with policies established in consultation with the Board of Directors.

                                    PART IV

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the capital stock of the Company as of December 31, 1997.

                                                               NUMBER OF       PERCENTAGE
                                                               SHARES OF      OWNERSHIP OF
                                                              COMMON STOCK    CAPITAL STOCK
                                                              ------------    -------------
Bernard L. Schwartz.........................................    370,199           50.00%
*Lehman Brothers Merchant Banking Portfolio Partnership
  L.P.(a)...................................................    180,228           24.34
*Lehman Brothers Offshore Investment Partnership L.P.(b)....     48,880            6.60
*Lehman Brothers Offshore Investment Partnership -- Japan
  L.P.(b)...................................................     18,591            2.51
*Lehman Brothers Capital Partners II, L.P.(c)...............    122,500           16.55
                                                                -------          ------
                                                                740,398          100.00%
                                                                =======          ======

---------------
 *  Collectively referred to as the "Lehman Investors."

(a) LBI Group Inc. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("LBH").

(b) Lehman Brothers Offshore Partners Ltd. is the general partner of the limited partnership and is an indirect wholly owned subsidiary of LBH.

(c) LBH is the general partner of the limited partnership. The limited partnership is a fund for current and former employees of LBH.

STOCKHOLDERS AGREEMENT

     In connection with the Recapitalization, BLS and the Lehman Investors, (collectively, the "Stockholders") entered into a Stockholders Agreement (the "Stockholders Agreement") dated as of October 15, 1997. The Stockholders Agreement contains certain restrictions with respect to the transferability of the Company's capital stock, subject to certain exceptions. The Stockholders Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders Agreement will terminate at such time as more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities (collectively, "Common Equivalents") then outstanding have been sold pursuant to one or more public offerings, except that the registration rights continue as to any common stock held by the Stockholders as long as they own their shares, and the voting provisions contained in the Stockholders Agreement terminate on October 15, 2007.

     The Stockholders Agreement provides that the Company's Board of Directors be comprised initially of nine directors. Under the Stockholders Agreement, BLS is entitled to appoint five directors, the Lehman Investors are entitled to appoint three directors and BLS and the Lehman Investors are entitled to designate jointly one independent director. Upon the death, retirement or resignation as Chairman or Chief Executive Officer or permanent disability of BLS, the Lehman Investors and the BLS Group (as defined in the Stockholders Agreement) will each be entitled to designate 50% of the members of the Board of Directors. The Company's by-laws provide for so long as there is a director designated by the Lehman Investors, certain corporate actions will require the vote of at least one director designated by the Lehman Investors, including (with certain exceptions) (i) mergers, consolidations or recapitalization, (ii) issuances of capital stock (iii) repurchases of and dividends on capital stock,
(iv) issuance of employee options to purchase more than 50,000 shares of capital stock, (v) dissolution or liquidation of the Company, (vi) acquisition, sale or exchange of assets in excess of $5 million, (vii) the incurrence of debt or liens in excess of $10 million in the aggregate, (viii) the making of loans, investments or capital expenditures in excess of $10 million in each case in any single year, (ix) transactions with affiliates, (x) prepayments of or amendments to any amount of financing in excess of $10 million, (xi) amendment of the Charter and By-laws of the Company, (xii) engaging in new businesses or ventures and (xiii) certain employee compensation and other matters.

     The Stockholders Agreement provides that any time after the earlier of (i) the fifth anniversary of the Recapitalization, (ii) six months following the death of BLS or (iii) upon the resignation or retirement of BLS as Chairman or Chief Executive Officer; either the BLS Group or the Lehman Investors (the "Put Party") may request an appraisal of the value of the capital stock of the Company (the "Appraised Value") and may notify the other party of its desire to sell all of its and its transferees' capital stock for a pro rata share of such Appraised Value. The other party may elect to purchase such capital stock, arrange for the purchase of such capital stock by a third party or notify the Put Party that it does not intend to purchase, or arrange for the purchase by a third party of, such capital stock. If the other party is unable or chooses not to arrange for and consummate the purchase of such capital stock, the BLS Group and the Lehman Investors shall cause the Company to be sold as an entirety if such sale can be arranged for a price at least equal to the Appraised Value (subject to reduction by no more than 10% under specified circumstances). Any sale of the Company as an entirety shall include all Stockholders and the proceeds thereof shall be allocated among the Stockholders in accordance with their stock ownership.

     Notwithstanding other restrictions on transfer set forth in the Stockholders Agreement, from and after March 3, 2001, the Lehman Investors will have the right to transfer capital stock to a third party, subject to specified conditions. The put-sale rights of the Lehman Investors described above and the rights of the Lehman Investors to designate 50% of the members of the Board of Directors upon the death, retirement, resignation or disability of BLS will terminate upon any such transfer.

     The Stockholders Agreement provides certain first offer and tag-along rights with respect to certain transfers and common stock or Common Equivalents.

     The Stockholders Agreement grants the Stockholders demand and incidental registration rights with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of the Company's common stock approved by the Board of Directors. The Stockholders Agreement contains customary terms and provisions with respect to such registration rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

     BLS owns 50% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman and Chief Executive Officer of Loral Space & Communications Ltd. ("Loral Space"). Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

     The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own a specified number of shares of common stock of the Company.

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $1,553,200, $1,247,000 and $200,000 for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions. During the year ended December 31, 1997, Lehman Brothers received underwriting discounts and commissions of $4.6 million and $2.6 million in connection with the offering of the 9 1/4% Notes and 10 3/8% Notes, respectively. In connection with the Tender Offer, Lehman Brothers received a customary fee for acting as Dealer Manager and Solicitation Agent. In addition, one or more affiliates of Lehman Brothers received underwriting commissions of $4.7 million in connection with the New Credit Facility. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

     In May 1996, the Company purchased $343,000 principal amount of 13 3/4% Debentures from A. Robert Towbin, who is a director of the Company and who is managing director of C. E. Unterberg Towbin (formerly Unterberg Harris). The Company purchased such 13 3/4% Debentures at a price of 103.65% of the principal thereof plus accrued interest. In May 1996, the 13 3/4% Debentures were callable at a price of 103.75% of the principal amount thereof. In connection with the Recapitalization, the Company paid Unterberg Harris a fee of $1.0 million for investment banking services.

     The Company pays Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $176,000 and $41,000 during the year ended December 31, 1997 and nine months ended December 31, 1996, respectively. Mr. Kisner also received 1,750 stock options during 1997.

     Pursuant to agreements between the Company and Loral Space (of which BLS is Chairman and Chief Executive Officer), the Company reimburses Loral Space for benefits administration and legal services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.5 million and $0.2 million for the year ended December 31, 1997 and the nine months ended December 31, 1996, respectively. Included in accounts payable at December 31, 1997 and 1996 is $0.3 million and $0.2 million, respectively.

     In connection with the Recapitalization, the Company paid Loral Space $80.6 million for the redemption of its 22.5% equity interest in the Company.

     Pursuant to agreements between K & F and Loral Corporation (the predecessor Company to Loral Space), the parties provided services to each other and shared certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral Corporation were as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral Corporation were $3.6 million for the fiscal year ended March 31, 1996. Billings to Loral Corporation were $2.7 million for the fiscal year ended March 31, 1996. Purchases from Loral Corporation were $2.2 million for the fiscal year ended March 31, 1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements:

                                                                PAGE
                                                                ----
K & F Industries, Inc. -- Consolidated Financial Statements:
  Independent Auditors' Report..............................    F-1
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    F-2
  Consolidated Statements of Operations for the Year Ended
     December 31, 1997, the Nine Months Ended December 31,
     1996 and the Year Ended March 31, 1996.................    F-3
  Consolidated Statements of Stockholders' Deficiency for
     the Year Ended December 31, 1997, the Nine Months Ended
     December 31, 1996 and the Year Ended March 31, 1996....    F-4
  Consolidated Statements of Cash Flows for the Year Ended
     December 31, 1997, the Nine Months Ended December 31,
     1996 and the Year Ended March 31, 1996.................    F-5
  Notes to Consolidated Financial Statements................    F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.04 through 10.09 and 10.11, 10.12 and
10.19 are management contracts or compensation plans.

     (b) Reports on Form 8-K: A report on Form 8-K was filed on October 28, 1997 to report the consummation of the previously announced Recapitalization.

     Exhibits: See exhibit index below.

     (c) Exhibits

 1.01  --   Purchase Agreement dated as of October 9, 1997 between the
            Company and Lehman Brothers Inc. and Unterberg Harris(10)
 2.01  --   Agreement for Sale and Purchase of Assets dated March 26,
            1989 between Loral Corporation and the Registrant(1)
 2.02  --   Stock Purchase Agreement dated September 15, 1997 among the
            Company and the Stockholders of the Company(10)
 2.03  --   First Amendment to Stock Purchase Agreement dated as of
            October 15, 1997 among the Company and the Stockholders
            named therein(10)
 3.01  --   Amended and Restated Certificate of Incorporation of the
            Company(10)
 3.02  --   Amended and Restated By-Laws of the Company(10)
 4.01  --   Indenture dated October 15, 1997 for the 9 1/4% Notes
            between the Company and State Street Bank and Trust Company, as trustee(10)
 4.02  --   Indenture dated as of August 15, 1996 for the 10 3/8% Notes between the Company and Fleet National Bank, as trustee(9)
 4.03  --   Indenture dated as of June 1, 1992 for the 11 7/8% Notes
            between the Company and the Bank of New York, as trustee(5)
 4.04  --   Pledge Agreement dated as of June 10, 1992 between the
            Company and the Bank of New York, as collateral trustee(5)
10.01  --   Securities Purchase Agreement dated as of April 27, 1989,
            among the Company, BLS and Lehman Brothers Holdings Inc.
            ("LBH")(1)
10.02  --   Assumption Agreement dated as of April 27, 1989(1)
10.03  --   Shares Services Agreement dated as of April 27, 1996 between
            Lockheed Martin Tactical Defense Systems -- Akron and
            Aircraft Braking Systems(10)
10.04  --   Amended and Restated Director Advisory Agreement dated as of
            October 15, 1997, between the Company and BLS(10)
10.05  --   Non-Competition Agreement dated as of April 27, 1989,
            between the Company and BLS(1)
10.06  --   K & F Industries, Inc. Retirement Plan for Salaried
            Employees(5)
10.07  --   K & F Industries, Inc. Savings Plan for Salaried
            Employees(5)

10.08  --   Goodyear Aerospace Corporation Supplemental Unemployment
            Benefits Plan for Salaried Employees -- Plan A(1)
10.09  --   The Loral Systems Group Release and Separation Allowance
            Plan(1)
10.10  --   Letter Agreement dated April 27, 1989, between the Company and LBH(1)
10.11  --   K & F Industries, Inc. 1989 Stock Option Plan(2)
10.12  --   K & F Industries, Inc. Executive Deferred Bonus Plan(2)
10.13  --   Securities Purchase Agreement dated as of July 22, 1991
            among the Company, BLS and the Lehman Investors(4)
10.14  --   Securities Purchase Agreement among the Company, BLS and the
            Lehman Investors dated September 2, 1994(6)
10.15  --   Amended and Restated Stockholders Agreement dated as of
            September 2, 1994, by and among the Company, BLS, the Lehman
            Investors, Chase Capital Partners and Loral Space(6)
10.16  --   Agreement dated as of September 2, 1994, between the Company and Loral Space(6)
10.17  --   Amendment of Stockholders Agreement dated November 8,
            1994(6)
10.18  --   Securities Conversion Agreement among the Company and the
            Converting Stockholders, dated November 8, 1994(6)
10.19  --   K & F Industries, Inc. Supplemental Executive Retirement
            Plan(8)
10.20  --   Amended and Restated Credit Agreement dated as of August 14,
            1996, among Aircraft Braking Systems ("ABS"), Engineered
            Fabrics Corporation ("EFC"), the Lenders (as defined
            therein), Lehman Commercial Paper, Inc., as Documentation
            Agent and Chase Securities Inc., individually and as agent for the Lenders ("Chase")(9)
10.21  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between ABS and Chase(9)
10.22  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between EFC and Chase(9)
10.23  --   Revolving Credit Note dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank(9)
10.24  --   Facility A Notes dated as of August 14, 1996 executed by
            each of ABS and EFC in favor of NBD Bank(9)
10.25  --   Amended and Restated K & F Agreement dated as of August 14,
            1996, between the Company and Chase(9)
10.26  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between ABS and Chase(9)
10.27  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between EFC and Chase(9)
10.28  --   Purchase Agreement dated August 12, 1996 among the Company,
            Lehman Brothers Inc. and Chase Securities Inc.(9)
10.29  --   Registration Rights Agreement dated as of August 15, 1996
            among the Company, Lehman Brothers Inc. and Chase Securities
            Inc.(9)
10.30  --   Credit Agreement dated as of October 15, 1997 among ABS,
            EFC, the Lenders (as defined therein), Lehman Commercial
            Paper, Inc. as Documentation Agent and The First National
            Bank of Chicago ("FNBC"), as Administrative Agent(10)
10.31  --   Guarantee and Collateral Agreement dated as of October 15,
            1997 among the Company, ABS, EFC, certain subsidiaries named therein and FNBC, as Collateral Agent(10)
10.32  --   Subordination Agreement dated as of October 15, 1997 between
            ABS and FNBC(10)
10.33  --   Subordination Agreement dated as of October 15, 1997 between
            EFC and FNBC(10)
10.34  --   Intercreditor Agreement dated as of October 15, 1997 among the Pension Benefit Guaranty Corporation ("PBGC"), FNBC,
            ABS, EFC and the Company(10)
10.35  --   K & F Agreement dated as of October 15, 1997 executed by the
            Company in favor of FNBC(10)
10.36  --   Settlement Agreement dated as of October 15, 1997 between
            the Company and PBGC(10)
10.37  --   Registration Rights Agreement dated as of October 15, 1997 between the Company and Lehman Brothers Inc. and Unterberg
            Harris(10)

10.38  --   Dealer Manager Agreement dated as of September 15, 1997
            between Lehman Brothers Inc. and the Company(10)
10.39  --   Stockholders' Agreement dated as of October 15, 1997 between the Company and the Stockholders identified therein(10)
12.01  --   Statement of computations of ratio of earnings to fixed
            charges(10)
21.01  --   Subsidiaries of the Registrant(1)
24.01  --   Powers of Attorney (included on signature page)
27.01  --   Financial Data Schedule

---------------
 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035 and incorporated herein by reference.

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

(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-4, No. 333-40977 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K & F INDUSTRIES, INC.

                                          By:    /s/ KENNETH M. SCHWARTZ
                                            ------------------------------------
                                                    Kenneth M. Schwartz
                                                  Executive Vice President

Date: March 30, 1998

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

                     SIGNATURE                                       TITLE                       DATE
                     ---------                                       -----                       ----

                         *                             Chairman of the Board, Chief         March 30, 1998
---------------------------------------------------    Executive Officer and Director
                Bernard L. Schwartz                    (principal executive officer)

              /s/ KENNETH M. SCHWARTZ                  Executive Vice President             March 30, 1998
---------------------------------------------------
                Kenneth M. Schwartz

              /s/ DIRKSON R. CHARLES                   Chief Financial Officer              March 30, 1998
---------------------------------------------------    (principal financial and
                Dirkson R. Charles                     accounting officer)

                         *                             Director                             March 30, 1998
---------------------------------------------------
                  David J. Brand

                         *                             Director                             March 30, 1998
---------------------------------------------------
                Herbert R. Brinberg

                         *                             Director                             March 30, 1998
---------------------------------------------------
                  Robert B. Hodes

                         *                             Director and Secretary               March 30, 1998
---------------------------------------------------
                 Ronald H. Kisner

                         *                             Director                             March 30, 1998
---------------------------------------------------
                  John R. Paddock

                         *                             Director                             March 30, 1998
---------------------------------------------------
                 A. Robert Towbin

                         *                             Director                             March 30, 1998
---------------------------------------------------
                Alan H. Washkowitz

           *By: /s/ KENNETH M. SCHWARTZ                Attorney-in-Fact                     March 30, 1998
   ---------------------------------------------
                Kenneth M. Schwartz

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996, and the fiscal year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP
New York, New York
January 23, 1998

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1997             1996
                                                              -------------    -------------
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   4,707,000    $   1,508,000
  Accounts receivable, net..................................     40,014,000       36,032,000
  Inventory.................................................     65,871,000       68,334,000
  Deferred tax asset........................................             --        1,411,000
  Other current assets......................................        559,000          586,000
                                                              -------------    -------------
          Total current assets..............................    111,151,000      107,871,000
                                                              -------------    -------------
Property, Plant and Equipment -- Net........................     70,638,000       69,986,000
Deferred Charges -- Net of amortization of $4,502,000 and
  $4,365,000................................................     28,382,000       24,674,000
Cost in Excess of Net Assets Acquired -- Net of amortization
  of $52,933,000 and $46,839,000............................    190,720,000      196,446,000
Intangible Assets -- Net of amortization of $29,804,000 and
  $26,576,000...............................................     16,497,000       20,138,000
Prepaid Pension Cost........................................      7,848,000               --
                                                              -------------    -------------
Total Assets................................................  $ 425,236,000    $ 419,115,000
                                                              =============    =============
                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable..........................................  $  17,979,000    $  11,253,000
  Current portion of long-term debt.........................      1,500,000        6,000,000
  Interest payable..........................................      4,725,000        6,689,000
  Other current liabilities.................................     54,994,000       49,740,000
                                                              -------------    -------------
          Total current liabilities.........................     79,198,000       73,682,000
                                                              -------------    -------------
Postretirement Benefit Obligation Other Than Pensions.......     75,542,000       75,439,000
Other Long-Term Liabilities.................................      7,830,000       16,300,000
Long-Term Debt..............................................    519,125,000      287,000,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Deficiency:
  Preferred stock, $.01 par value -- authorized, 1,050,000
     shares; issued and outstanding, 1,027,635 shares
     (liquidation preference of $60,110,000)................             --           10,000
  Common stock, Class B, $.01 par value -- authorized,
     460,000 shares; issued and outstanding, 458,994 shares
     (liquidation preference of $26,848,000)................             --            5,000
  Common stock, Class A, $.01 par value -- authorized,
     2,100,000 shares; issued and outstanding, 553,344
     shares.................................................             --            6,000
  Common stock, $.01 par value -- authorized, 1,000,000
     shares; issued and outstanding, 740,398 shares.........          7,000               --
  Additional paid-in capital................................    (63,259,000)     155,350,000
  Deficit...................................................   (191,976,000)    (178,147,000)
  Adjustment to equity for minimum pension liability........     (1,213,000)     (10,649,000)
  Cumulative translation adjustments........................        (18,000)         119,000
                                                              -------------    -------------
          Total stockholders' deficiency....................   (256,459,000)     (33,306,000)
                                                              -------------    -------------
Total Liabilities and Stockholders' Deficiency..............  $ 425,236,000    $ 419,115,000
                                                              =============    =============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   NINE MONTHS
                                                    YEAR ENDED        ENDED         YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                                       1997            1996            1996
                                                   ------------    ------------    ------------
Net sales........................................  $304,331,000    $212,703,000    $264,736,000
Cost of sales....................................   188,001,000     136,813,000     180,435,000
                                                   ------------    ------------    ------------
Gross margin.....................................   116,330,000      75,890,000      84,301,000
Independent research and development.............    10,873,000       8,623,000       9,767,000
Selling, general and administrative expenses.....    40,182,000      17,297,000      22,564,000
Amortization.....................................    10,316,000       7,810,000      10,415,000
                                                   ------------    ------------    ------------
Operating income.................................    54,959,000      42,160,000      41,555,000
Interest expense, net of interest income of
  $621,000, $787,000 and $722,000................    34,091,000      27,197,000      41,048,000
                                                   ------------    ------------    ------------
Income before income taxes and extraordinary
  charge.........................................    20,868,000      14,963,000         507,000
Income tax (provision) benefit...................    (5,184,000)         81,000              --
                                                   ------------    ------------    ------------
Income before extraordinary charge...............    15,684,000      15,044,000         507,000
Extraordinary charge from early extinguishment of
  debt, net of tax...............................   (29,513,000)     (9,142,000)     (1,913,000)
                                                   ------------    ------------    ------------
Net (loss) income................................  $(13,829,000)   $  5,902,000    $ (1,406,000)
                                                   ============    ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
     YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND
                           YEAR ENDED MARCH 31, 1996

                                                               CLASS B              CLASS A
                                      PREFERRED STOCK        COMMON STOCK         COMMON STOCK        COMMON STOCK
                                    -------------------   ------------------   ------------------   ----------------
                                     SHARES                SHARES               SHARES              SHARES
                                     ISSUED     AMOUNT     ISSUED    AMOUNT     ISSUED    AMOUNT    ISSUED    AMOUNT
                                    ---------   -------   --------   -------   --------   -------   -------   ------
Balance, April 1, 1995............  1,027,635   $10,000    458,994   $5,000     553,344   $6,000         --   $  --
  Net loss........................
  Pension adjustment..............
  Cumulative translation
    adjustments...................
                                    ---------   -------   --------   -------   --------   -------   -------   ------
Balance, March 31, 1996...........  1,027,635   10,000     458,994    5,000     553,344    6,000         --      --
  Net Income......................
  Pension adjustment..............
  Cumulative translation
    adjustments...................
                                    ---------   -------   --------   -------   --------   -------   -------   ------
Balance, December 31, 1996........  1,027,635   10,000     458,994    5,000     553,344    6,000         --      --
  Issuance pursuant to stock
    option plan...................                                               11,250
  Redemption of capital stock.....   (657,436)  (7,000)   (458,994)  (5,000)   (194,395)  (2,000)
  Conversion to common stock......   (370,199)  (3,000)                        (370,199)  (4,000)   740,398   7,000
  Net loss........................
  Pension adjustment..............
  Cumulative translation
    adjustments...................
                                    ---------   -------   --------   -------   --------   -------   -------   ------
Balance, December 31, 1997........         --   $   --          --   $   --          --   $   --    740,398   $7,000
                                    =========   =======   ========   =======   ========   =======   =======   ======

                                                                     ADJUSTMENT
                                                                    TO EQUITY FOR
                                     ADDITIONAL                        MINIMUM      CUMULATIVE
                                       PAID-IN                         PENSION      TRANSLATION
                                       CAPITAL         DEFICIT        LIABILITY     ADJUSTMENTS
                                    -------------   -------------   -------------   -----------
Balance, April 1, 1995............  $ 155,350,000   $(182,643,000)  $ (7,192,000)    $(284,000)
  Net loss........................                     (1,406,000)
  Pension adjustment..............                                    (3,380,000)
  Cumulative translation
    adjustments...................                                                    (167,000)
                                    -------------   -------------   ------------     ---------
Balance, March 31, 1996...........    155,350,000    (184,049,000)   (10,572,000)     (451,000)
  Net Income......................                      5,902,000
  Pension adjustment..............                                       (77,000)
  Cumulative translation
    adjustments...................                                                     570,000
                                    -------------   -------------   ------------     ---------
Balance, December 31, 1996........    155,350,000    (178,147,000)   (10,649,000)      119,000
  Issuance pursuant to stock
    option plan...................        952,000
  Redemption of capital stock.....   (219,561,000)
  Conversion to common stock......
  Net loss........................                    (13,829,000)
  Pension adjustment..............                                     9,436,000
  Cumulative translation
    adjustments...................                                                    (137,000)
                                    -------------   -------------   ------------     ---------
Balance, December 31, 1997........  $ (63,259,000)  $(191,976,000)  $ (1,213,000)    $ (18,000)
                                    =============   =============   ============     =========

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             NINE MONTHS
                                                              YEAR ENDED        ENDED         YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                                                 1997            1996            1996
                                                             ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net (loss) income........................................  $(13,829,000)   $  5,902,000    $ (1,406,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation...........................................     9,364,000       6,834,000       8,506,000
    Amortization...........................................    10,316,000       7,810,000      10,415,000
    Non-cash interest expense -- amortization of deferred
      financing charges....................................     1,507,000       1,101,000       1,561,000
    Provision for losses on accounts receivable............        27,000           2,000       1,548,000
    Extraordinary charge from early extinguishment of
      debt.................................................    29,513,000       9,142,000       1,913,000
    Deferred income taxes..................................     3,621,000        (320,000)             --
    Changes in assets and liabilities:
      Accounts receivable..................................    (4,060,000)       (552,000)     (3,296,000)
      Inventory............................................     2,377,000      (4,686,000)     (1,664,000)
      Other current assets.................................        27,000         246,000         274,000
      Prepaid pension costs................................    (7,848,000)             --              --
      Accounts payable.....................................     6,726,000      (1,232,000)      2,140,000
      Interest payable.....................................    (1,964,000)     (1,528,000)       (554,000)
      Other current liabilities............................     5,254,000       4,965,000       7,002,000
      Postretirement benefit obligation other than
         pensions..........................................       103,000          49,000      (2,327,000)
      Other long-term liabilities..........................     1,379,000      (4,339,000)     (1,811,000)
                                                             ------------    ------------    ------------
         Net cash provided by operating activities.........    42,513,000      23,394,000      22,301,000
                                                             ------------    ------------    ------------
Cash Flows From Investing Activities:
  Capital expenditures.....................................   (10,016,000)    (14,091,000)    (10,418,000)
  Deferred charges.........................................    (1,781,000)       (250,000)       (538,000)
                                                             ------------    ------------    ------------
         Net cash used in investing activities.............   (11,797,000)    (14,341,000)    (10,956,000)
                                                             ------------    ------------    ------------
Cash Flows From Financing Activities:
  Payments of senior revolving loan........................   (61,000,000)    (49,000,000)     (9,000,000)
  Borrowings under senior revolving loan...................    62,000,000      48,000,000      23,000,000
  Proceeds from issuance of long-term debt.................   507,000,000     180,000,000              --
  Payments on long-term debt...............................  (280,375,000)   (180,000,000)    (30,000,000)
  Premiums paid on early extinguishment of debt............   (24,418,000)     (4,500,000)     (1,126,000)
  Deferred charges -- financing costs......................   (12,101,000)     (6,772,000)       (300,000)
  Redemption of equity interests...........................  (218,623,000)             --              --
  Proceeds from sale and leaseback transaction.............            --       2,315,000              --
                                                             ------------    ------------    ------------
         Net cash used in financing activities.............   (27,517,000)     (9,957,000)    (17,426,000)
                                                             ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents.......     3,199,000        (904,000)     (6,081,000)
Cash and cash equivalents, beginning of period.............     1,508,000       2,412,000       8,493,000
                                                             ------------    ------------    ------------
Cash and cash equivalents, end of period...................  $  4,707,000    $  1,508,000    $  2,412,000
                                                             ============    ============    ============
Supplemental Information:
    Interest paid during the period........................  $ 35,169,000    $ 28,411,000    $ 40,763,000
                                                             ============    ============    ============
    Income taxes paid during the period....................  $    136,000    $    344,000    $         --
                                                             ============    ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and anti-skid systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 88% of the Company's total revenues during the year ended December 31, 1997 and Engineered Fabrics Corporation (collectively, the "Subsidiaries"), which generated approximately 12% of the Company's total revenues during the year ended December 31, 1997.

     On October 15, 1997, the Company consummated a recapitalization (the "Recapitalization") consisting of the following transactions:

          a. The Company repurchased approximately 64% of its outstanding capital stock for a total purchase price, paid in cash, of $230.2 million. Upon giving effect to the repurchase, Bernard L. Schwartz ("BLS") and certain merchant banking partnerships affiliated with Lehman Brothers Holdings Inc. (the "Lehman Investors") each became the owner of 50% of the capital stock of the Company.

          b. The Company repaid all of its outstanding indebtedness ($54.5 million) under the Amended and Restated Credit Agreement dated as of August 14,1996 (the "Prior Credit Facility").

          c. The Company made provision for the redemption of the remaining $70 million outstanding principal amount of its 11 7/8% Senior Secured Notes Due 2003 (the "11 7/8% Senior Notes") by irrevocably depositing $77.5 million (representing a price of 105.28% of the principal amount of the 11 7/8% Senior Notes, plus accrued interest through the expected redemption date) with the trustee under the indenture governing the Senior Notes. On November 13, 1997, the 11 7/8% Senior Notes were redeemed.

          d. The Company purchased, for cash, all of the $140 million aggregate principal amount of its 10 3/8% Senior Subordinated Notes due 2004 (the "10 3/8% Notes") pursuant to a tender offer and consent solicitation (collectively, the "Tender Offer"). The aggregate price paid for the 10 3/8% Notes (including accrued interest and tender offer premiums and related fees and expenses) was $160.9 million.

          e. The Company entered into a new credit facility (the "New Credit Facility") for $372 million.

          f. The Company issued $185 million of 9 1/4% Senior Subordinated Notes due 2007 (the 9 1/4% Notes"). The Company used the net proceeds of the 9 1/4% Notes together with borrowings under the New Credit Facility, to effect the Recapitalization.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Year-End Change -- Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31. Accordingly, the accompanying financial statements include audited financial statements for the nine months ended December 31, 1996.

     Principles of Consolidation -- The consolidated financial statements include the accounts of K & F Industries, Inc. and its Subsidiaries. All material intercompany accounts and transactions between these entities have been eliminated.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash, commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Revenue and Expense Recognition -- Sales are recorded as units are shipped. The Company customarily sells original wheel and brake equipment below cost as an investment in a new airframe which is expected to be recovered through the subsequent sale of replacement parts. These commercial investments (losses) are recognized when original equipment is shipped. For the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, investments were $28.3 million, $20.2 million and $29.9 million, respectively. Losses on U.S. government contracts are immediately recognized in full when determinable.

     Inventory -- Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements -- 8 to 40 years; machinery, equipment, furniture and fixtures -- 3 to 25 years; leasehold improvements -- over the life of the applicable lease or 10 years, whichever is shorter.

     Deferred Charges -- Deferred charges consist primarily of financing costs ($11.7 million and $8.7 million, which is net of amortization (non-cash interest expense) of $0.4 million and $1.3 million at December 31, 1997 and 1996, respectively), and program participation costs ($13.1 million and $13.9 million, which is net of amortization of $3.2 million and $2.4 million, at December 31, 1997 and December 31, 1996, respectively) paid in connection with the sole-source award of wheels, brakes and anti-skid equipment on the McDonnell Douglas Corporation's MD-90 twin-jet program. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over periods of 6 to 10 years.

     Cost in Excess of Net Assets Acquired -- Cost in excess of net assets acquired is being amortized on the straight-line method over a period of 40 years. The Company reviews the cost in excess of net assets acquired for recoverability on an on-going basis using undiscounted cash flows. Impairments would be recognized in operating results.

     Intangible Assets -- Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 5 to 30 years.

     Evaluation of Long-Lived Assets -- Long-lived assets are assessed for recoverability on an on-going basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. In evaluating the value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated discounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the year ended December 31, 1997, the nine months ended December 31, 1996 and during the fiscal year ended March 31, 1996, resulting from the Company's evaluations.

     Warranty -- Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

     Business and Credit Concentrations -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U. S. government accounted for approximately 12%, 12% and 16% of total sales for the year ended December 31, 1997, the nine months ended December 31,1996 and the fiscal year ended March 31, 1996, respectively. No other single customer accounted for 10% or more of

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
consolidated revenues for the year and fiscal years then ended, and there were no significant accounts receivable from a single customer, except the U. S. government, at December 31, 1997 and December 31, 1996.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation Plans -- As allowed by SFAS 123, "Accounting for Stock-Based Compensation," the Company records compensation expense for its stock-based compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant.

     New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This new standard is effective for fiscal years beginning after December 15, 1997. The Company will adopt the disclosure requirements of SFAS No. 130 in 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This new standard is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, on its financial statement disclosures of SFAS No. 131.

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to the current period presentation.

3.  ACCOUNTS RECEIVABLE

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Accounts receivable, principally from commercial
  customers.................................................  $36,506,000    $34,086,000
Accounts receivable on U.S. government and other long-term
  contracts.................................................    3,904,000      2,359,000
Allowances..................................................     (396,000)      (413,000)
                                                              -----------    -----------
     Total..................................................  $40,014,000    $36,032,000
                                                              ===========    ===========

4.  INVENTORY

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Raw materials and work-in-process...........................  $43,236,000    $46,742,000
Finished goods..............................................   11,726,000     10,821,000
Inventoried costs related to U.S. government and other
  long-term contracts.......................................   10,909,000     10,771,000
                                                              -----------    -----------
                                                              $65,871,000    $68,334,000
                                                              ===========    ===========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Land........................................................  $    661,000    $    661,000
Buildings and improvements..................................    34,895,000      33,961,000
Machinery, equipment, furniture and fixtures................   111,360,000     102,278,000
                                                              ------------    ------------
     Total..................................................   146,916,000     136,900,000
Less accumulated depreciation and amortization..............    76,278,000      66,914,000
                                                              ------------    ------------
     Total..................................................  $ 70,638,000    $ 69,986,000
                                                              ============    ============

     During the nine months ended December 31, 1996, the Company sold and leased back assets with a net book value of $2,315,000.

6.  OTHER CURRENT LIABILITIES

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Accrued payroll costs.......................................  $17,399,000    $15,170,000
Accrued taxes...............................................    7,895,000      6,504,000
Accrued costs on long-term contracts........................    7,590,000      5,744,000
Accrued warranty costs......................................    7,496,000      6,695,000
Customer credits............................................    4,172,000      7,483,000
Postretirement benefit obligation other than pensions.......    2,000,000      2,000,000
Other.......................................................    8,442,000      6,144,000
                                                              -----------    -----------
     Total..................................................  $54,994,000    $49,740,000
                                                              ===========    ===========

7.  LONG-TERM DEBT

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Senior Revolving Loan.......................................  $ 14,000,000    $ 13,000,000
Senior Term Loan A..........................................    49,875,000              --
Senior Term Loan B..........................................   271,750,000              --
Senior Term Loan............................................            --      40,000,000
9 1/4% Senior Subordinated Notes due 2007...................   185,000,000              --
11 7/8% Senior Secured Notes due 2003.......................            --     100,000,000
10 3/8% Senior Subordinated Notes due 2004..................            --     140,000,000
                                                              ------------    ------------
     Total..................................................   520,625,000     293,000,000
Less current maturities.....................................     1,500,000       6,000,000
                                                              ------------    ------------
     Total..................................................  $519,125,000    $287,000,000
                                                              ============    ============

     On October 15, 1997, the Company entered into a New Credit Facility that consists of a term loan facility in an aggregate principal amount of $322 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loan"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $50 million and a Tranche B term loan ("Term Loan B") in the principal amount of $272 million. The interest rate under this facility is, at the Company's option, either the LIBOR or prime rate, in each case plus a margin. At December 31, 1997 and 1996, the average interest rate on the New Credit Facility and Prior Credit Facility was 8.3% and 7.9%, respectively. As a requirement of the New Credit Facility, the Company entered into an interest rate swap

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
agreement to reduce the impact of potential increases in interest rates on the New Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% and matures December 11, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. At December 31, 1997, the notional value on the interest rate swap agreement was $136 million and the fair value was $0.8 million in favor of the counterparty (taking into account interest rates in effect at December 31, 1997), representing the amount the Company would pay if the agreement was terminated. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. This interest rate agreement effectively fixes the Company's all in borrowing rate at 8.3% on $136 million of borrowings. Obligations under the New Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $500,000 per year in years one to five and $47,375,000 in year six. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with installments of $1.0 million per year in years one to seven and $265 million in year eight. The Company will be required to make mandatory reductions in the New Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from a portion of excess cash flow (as defined).

     Scheduled debt maturities of the Term Loans for the five years subsequent to December 31, 1997 are as follows:

         YEAR ENDING DECEMBER 31,                    AMOUNT
         ------------------------                  ----------
1998.......................................        $1,500,000
1999.......................................         1,500,000
2000.......................................         1,500,000
2001.......................................         1,500,000
2002.......................................         1,500,000

     The New Credit Facility provides for Revolving Loans not to exceed $50 million, with up to $20 million available for letters of credit. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 1997 and 1996, the Company had $27.2 million and $51.6 million available to borrow, respectively. At December 31, 1997 and 1996, the Company had outstanding letters of credit of $8.8 million and $5.4 million, respectively.

     The New Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The New Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 1997.

     On October 15, 1997, the Company issued $185 million of 9 1/4% Notes which mature on October 15, 2007. The 9 1/4% Notes are not subject to a sinking fund. The 9 1/4% Notes may not be redeemed prior to October 15, 2002. On or after October 15, 2002, the Company may redeem the 9 1/4% Notes at descending premiums ranging from 104.625% in October 2002 to no premium after October 2005.

     Proceeds from the New Credit Facility and the 9 1/4% Notes were used to finance the Recapitalization.

     As a result of the Recapitalization, the Company recorded an extraordinary charge of $27.8 million (net of tax of $2.0 million) for the write-off of unamortized financing costs, redemption premiums and Tender Offer payments.

     On June 1, 1997, the Company redeemed $30 million aggregate principal amount of its 11 7/8% Senior Secured Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

Company recorded an extraordinary charge of $1.7 million (net of tax of $0.6 million) for the write-off of unamortized financing costs and redemption premiums.

     During the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, the Company redeemed $180 million and $30 million of its 13 3/4% Senior Subordinated Debentures at redemption prices of 102.5% and 103.75%, respectively. The Company funded these transactions with the net proceeds from the issuance of $140 million of 10 3/8% Senior Subordinated Notes together with borrowings under the Prior Credit Facility. In connection therewith, the Company recorded an extraordinary charge of $9.1 million and $1.9 million during the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively, for the write-off of unamortized financing costs and redemption premiums.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of all financial instruments reported on the balance sheet at December 31, 1997 and 1996 approximate their fair value, except as discussed below. See Note 7 for disclosure of the fair value of the Company's interest rate swap agreement.

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $525 million and $308 million at December 31, 1997 and 1996, respectively.

9.  CAPITAL STOCK

     a. In connection with the Recapitalization, the Company purchased all but 740,398 shares of its capital stock at a per share price of $175.58. All purchased shares were retired and cancelled. The 740,398 retained shares were reclassified as common stock. In connection with the purchase of the capital stock, the Company directly increased its stockholders' deficiency by $218.6 million.

     b. The Company has a Stock Option Plan which provides for the grant of non-qualified or incentive stock options to acquire 50,000 authorized but unissued shares of common stock. On November 21, 1997, non-qualified options for 35,550 shares were granted to certain persons. The options are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and shall remain exercisable until the expiration of the option, 10 years from the date of the grant, at an exercise price of $175.00 per share.

     Stock option activity is summarized as follows:

                                             YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                1997              1996              1996
                                            ------------    -----------------    ----------
Outstanding at beginning of year..........     11,250            11,500            11,500
Granted...................................     35,550                --                --
Exercised.................................    (11,250)               --                --
Cancelled.................................         --              (250)               --
                                              -------            ------            ------
Outstanding at end of year................     35,550            11,250            11,500
                                              =======            ======            ======
Exercisable options outstanding...........         --            10,375             9,625
                                              =======            ======            ======
Available for future grant................      3,200            38,750            38,500
                                              =======            ======            ======

     The weighted-average remaining contractual life of options outstanding at December 31, 1997 was 9.9 years.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     All Company options issued prior to October 15, 1997 were granted at a per share exercise price of $84.60. All such options were exercised prior to the consummation of the Recapitalization and the common stock issued upon exercise of such options was purchased as part of the Recapitalization at a per share price of $175.58. In connection therewith, the Company recorded a charge to operations of $1.0 million.

     In addition to the Stock Option Plan as described above, certain individuals held options to purchase 70,500 shares of the Company's capital stock owned by BLS at a per share exercise price of $40. All such options were exercised prior to the consummation of the Recapitalization and the common stock issued upon exercise of such options was purchased as part of the Recapitalization at a per share price of $175.58. In connection therewith, the Company recorded a charge to operations of $9.6 million.

     c. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective April 1, 1996. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. However, disclosure has been omitted because the pro forma effect on net income (loss) required to be disclosed under SFAS No. 123 is not material to the Company's results of operations.

     d. In April 1996, Loral Space & Communications Ltd. ("Loral Space") (which then owned 22.5% of the outstanding capital stock of K & F) granted options to certain officers and employees of K & F to purchase 265,000 shares of Loral Space common stock at $10.50 per share. Such exercise price was equal to the market price at grant date. These options expire ten years from the date of grant and become exercisable ratably over a five year period.

     K & F is obligated to pay semi-annual interest at LIBOR plus two percent to Loral Space on the balance of options issued but not exercised, times $10.50. During the year ended December 31, 1997 and during the nine months ended December 31, 1996, the amount charged against income was $0.2 and $0.1 million, respectively.

     As described above, the Company accounts for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. SFAS No. 123 requires that equity instruments granted to an employee by a principal stockholder be included as part of the disclosure. However, disclosure has been omitted because the pro forma incremental effect of these options on net income
(loss) required to be disclosed under SFAS No. 123 is not material to the Company's results of operations.

10.  EMPLOYEE BENEFIT PLANS

     The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions. The Company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with the Recapitalization, the Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding its unfunded pension plan liability. Such agreement provided for the payment in 1997 of $4.5 million and thereafter to make scheduled contributions equal to the minimum amounts required by ERISA without considering the $10 million credit balance accumulated by the Company per ERISA calculations.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Net pension cost included the following:

                                           YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                          DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                              1997              1996              1996
                                          ------------    -----------------    -----------
Service cost -- benefits earned during
  the period............................  $ 1,970,000        $ 1,521,000       $ 1,562,000
Interest cost on projected benefit
  obligation............................    5,662,000          3,980,000         4,901,000
Actual return on plan assets............   (9,598,000)        (5,439,000)       (9,940,000)
Net amortization and deferral...........    4,277,000          2,512,000         6,988,000
                                          -----------        -----------       -----------
     Net pension cost...................  $ 2,311,000        $ 2,574,000       $ 3,511,000
                                          ===========        ===========       ===========

     The table below sets forth the funded status of the plans as follows:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               1997            1996
                                                           ------------    ------------
Actuarial present value of benefit
  obligation:
  Vested benefit obligation................                $ 73,356,000    $ 70,371,000
                                                           ============    ============
  Accumulated benefit obligation...........                $ 78,155,000    $ 70,496,000
  Effect of projected future salary
     increases.............................                   3,397,000       2,624,000
                                                           ------------    ------------
  Projected benefit obligation.............                  81,552,000      73,120,000
Plan assets at fair market value...........                  78,676,000      63,268,000
                                                           ------------    ------------
Unfunded projected benefit obligation......                   2,876,000       9,852,000
Unrecognized prior service cost............                  (1,463,000)     (1,876,000)
Unrecognized net loss......................                 (11,937,000)    (13,273,000)
Adjustment for minimum liability...........                   2,676,000      12,525,000
                                                           ------------    ------------
(Prepaid) Accrued pension cost recognized
  in the consolidated balance sheet........                $ (7,848,000)   $  7,228,000
                                                           ============    ============

     SFAS No. 87 requires recognition in the balance sheet of an additional minimum pension liability for underfunded plans with accumulated benefit obligations in excess of plan assets. A corresponding amount is recognized as an intangible asset or a reduction of equity. At December 31, 1997, the Company's additional minimum liability was $2,676,000 with a corresponding equity reduction of $1,213,000 and intangible asset of $1,463,000. At December 31, 1996, the Company's additional minimum liability was $12,525,000 with a corresponding equity reduction of $10,649,000 and intangible asset of $1,876,000.

     Investments held by the Company's pension plans consist primarily of Fortune 500 equity securities and investment grade fixed income securities.

     The assumptions used in accounting for the plans are as follows:

                                              YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                 1997              1996              1996
                                             ------------    -----------------    ----------
Discount rate..............................      7.25%             7.75%             7.50%
Rate of increase in compensation levels....      4.50%             4.50%             4.50%
Expected long-term rate of return on
  assets...................................      9.50%             9.50%             9.50%

     Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). Under one of these plans, the Company matches 45% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
after five years of service. The matching contributions were $782,000, $572,000 and $687,000 for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively.

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

     Net periodic postretirement benefit cost included the following components:

                                           YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                          DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                              1997              1996              1996
                                          ------------    -----------------    -----------
Service cost -- benefits attributed to
  service during the period.............  $ 1,242,000        $   873,000       $   619,000
Interest cost on accumulated
  postretirement benefit obligation.....    4,422,000          3,176,000         3,474,000
Net amortization and deferral...........   (3,365,000)        (2,442,000)       (4,332,000)
                                          -----------        -----------       -----------
Net periodic postretirement benefit
  cost..................................  $ 2,299,000        $ 1,607,000       $  (239,000)
                                          ===========        ===========       ===========

     Presented below are the total obligations and amounts recognized in the Company's consolidated balance sheets, inclusive of the current portion:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Accumulated postretirement benefit obligation:
  Retirees..............................................  $ 33,842,000    $ 34,042,000
  Fully eligible active plan participants...............     3,564,000       2,247,000
  Other active plan participants........................    28,038,000      22,558,000
                                                          ------------    ------------
Total accumulated postretirement benefit obligation.....    65,444,000      58,847,000
Unrecognized net loss...................................   (21,898,000)    (20,081,000)
Unrecognized prior service cost related to plan
  amendments............................................    33,996,000      38,673,000
                                                          ------------    ------------
Accrued postretirement benefit costs....................  $ 77,542,000    $ 77,439,000
                                                          ============    ============

     The assumed annual rate of increase in the per capita cost of covered health care benefits was 9.03% during the year ended December 31, 1997 and will be 8.27% during the year ending December 31, 1998. The rate is assumed to decrease gradually to 5.25% by fiscal year 2002 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A change in the assumed health care trend rates by 1% in each year would change the accumulated postretirement benefit obligation at December 31, 1997 by $8,374,000 and the aggregate of the service and interest cost components of net postretirement benefit cost for the year ended December 31, 1997 by $1,367,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 was 7.25% and 7.75%, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

12.  COMMITMENTS

     The Company is party to various noncancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

            YEAR ENDING DECEMBER 31,                 AMOUNT
            ------------------------               ----------
  1998...........................................  $5,260,000
  1999...........................................   5,492,000
  2000...........................................   4,915,000
  2001...........................................   2,262,000
  2002...........................................   1,536,000
Thereafter.......................................   6,644,000

     Rental expense was $5,060,000, $3,491,000 and $4,758,000 for the fiscal year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively.

13.  CONTINGENCIES

     On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco") after Hitco threatened to breach an existing supply contract unless prices were renegotiated. Until 1997, Hitco was the principal supplier of carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, sought injunctive relief and now seeks damages for various breaches of contract which have been recently estimated at up to $51 million. Hitco has counterclaimed in the matter seeking, among other things, damages for discounted lost profits which Hitco has recently estimated at up to $40 million (subject to mitigation) for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Accordingly, through mid-December 1996, Hitco continued to supply carbon to the Company, although Hitco failed to acknowledge certain purchase orders. Aircraft Braking Systems has sought to hold Hitco in contempt of the court's injunction. A preliminary injunction requested by Hitco, that would have required the Company to turn over to Hitco technology allegedly jointly developed and owned under the prior contractual arrangements, has been denied. The case is presently scheduled for trial to commence on March 31, 1998.

     In related actions, a suit filed by Hitco in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio action has been stayed. Hitco also filed suit in the Federal District Court in the Northern District of Ohio for damages and injunctive relief against a third party claiming that such party, in supplying certain carbon to Aircraft Braking Systems, had acquired trade secrets of Hitco from Aircraft Braking Systems and has misappropriated trade secrets and technology developed under the same research and development contracts between Hitco and Aircraft Braking Systems which are the subject of the Ohio case and the California case. The Federal action was recently withdrawn by Hitco.

     Management intends to vigorously advocate its interest in all lawsuits, to seek dismissal of the California action and to proceed in the Ohio case to seek damages from Hitco. Based upon the proceedings to date, management does not expect the outcome of the litigation to be unfavorable to the Company. There can be no assurance, however, as to the outcome of the litigation, or that a judgment against the Company would not materially adversely affect the Company.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company.

14.  INCOME TAXES

     The components of the net deferred tax asset and corresponding valuation allowance are as follows:

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                            1997             1996
                                                        -------------    -------------
Tax net operating loss carryforwards..................  $  72,270,000    $  71,051,000
Temporary differences:
  Postretirement and other employee benefits..........     32,772,000       33,708,000
  Intangibles.........................................     39,929,000       55,124,000
  Program participation costs.........................     (6,409,000)      (6,109,000)
  Other...............................................     13,083,000        6,802,000
                                                        -------------    -------------
Deferred tax asset....................................    151,645,000      160,576,000
Valuation allowance...................................   (151,645,000)    (159,165,000)
                                                        -------------    -------------
Net deferred tax asset................................  $          --    $   1,411,000
                                                        =============    =============

     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company has established a valuation allowance against these benefits given the uncertain nature of their ultimate realization.

     In the event of future recognition of a 100 percent reduction of the valuation allowance, income tax expense and goodwill would be reduced by $80 million and $72 million, respectively. The realization of these benefits would reduce future income tax payments by $159 million.

     The Company's provision (benefit) for income taxes before extraordinary charges consists of:

                                             YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                1997              1996              1996
                                            ------------    -----------------    ----------
Current domestic provision................   $8,001,000        $ 1,330,000       $ 194,000
Foreign provision.........................      908,000            170,000              --
Domestic utilization of net operating loss
  carryforwards...........................   (5,136,000)        (1,581,000)             --
Change in net deferred tax asset..........    1,411,000                 --              --
Change in valuation allowance.............           --                 --        (194,000)
                                             ----------        -----------       ---------
Income tax provision (benefit)............   $5,184,000        $   (81,000)      $      --
                                             ==========        ===========       =========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                             YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                1997              1996              1996
                                            ------------    -----------------    ----------
Statutory federal income tax rate.........      35.0%              35.0%            35.0%
Change in the valuation allowance.........       8.0              (29.4)           (38.3)
Utilization of tax net operating losses...     (25.9)             (10.6)              --
State tax.................................       3.3                3.4              3.3
Foreign subsidiaries tax provision........       4.4                1.1               --
                                               -----              -----            -----
Effective income tax rate.................      24.8%              (0.5)%            0.0%
                                               =====              =====            =====

     The Company has tax net operating loss carryforwards of approximately $188 million at December 31, 1997. The tax net operating losses expire from 2005 through 2012, with $26 million of carryforwards expiring in 2005.

15.  RELATED PARTY TRANSACTIONS

     BLS owns 50% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman and Chief Executive Officer of Loral Space. Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

     The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him in exchange for acting as directors and providing advisory services to the Company and its subsidiaries. Such agreement will continue until BLS dies or is disabled or ceases to own a specified number of shares of common stock of the Company.

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $1,553,200, $1,247,000 and $200,000 for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions. During the year ended December 31, 1997, Lehman Brothers received underwriting discounts and commissions of $4.6 million and $2.6 million in connection with the offering of the 9 1/4% Notes and 10 3/8% Notes, respectively. In connection with the Tender Offer, Lehman Brothers received a customary fee for acting as Dealer Manager and Solicitation Agent. In addition, one or more affiliates of Lehman Brothers received underwriting commissions of $4.7 million in connection with the New Credit Facility. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

     In May 1996, the Company purchased $343,000 principal amount of 13 3/4% Debentures from A. Robert Towbin, as trustee, who is a director of the Company and who is managing director of C. E. Unterberg Towbin (formerly Unterberg Harris). The Company purchased such 13 3/4% Debentures at a price of 103.65% of the principal thereof plus accrued interest. In May 1996, the 13 3/4% Debentures were callable at a price of 103.75%

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
of the principal amount thereof. In connection with the Recapitalization, the Company paid Unterberg Harris a fee of $1.0 million for investment banking services.

     The Company pays Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $176,000 and $41,000 during the year ended December 31, 1997 and nine months ended December 31, 1996, respectively. Mr. Kisner also received 1,750 stock options during 1997.

     Pursuant to agreements between the Company and Loral Space (of which BLS is Chairman and Chief Executive Officer), the Company reimburses Loral Space for benefits administration and legal services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.5 million and $0.2 million for the year ended December 31, 1997 and the nine months ended December 31, 1996, respectively. Included in accounts payable at December 31, 1997 and 1996 is $0.3 million and $0.2 million, respectively.

     In connection with the Recapitalization, the Company paid Loral Space $80.6 million for the redemption of its 22.5% equity interest in the Company.

     Pursuant to agreements between K & F and Loral Corporation (the predecessor Company to Loral Space), the parties provided services to each other and shared certain expenses relating to a production program, real property occupancy, benefits administration, treasury, accounting and legal services. The related charges agreed upon by the parties were established to reimburse each party on the actual cost incurred without profit or fee. The Company believes the arrangements with Loral Corporation were as favorable to the Company as could have been obtained from unaffiliated parties. Billings from Loral Corporation were $3.6 million for the fiscal year ended March 31, 1996. Billings to Loral Corporation were $2.7 million for the fiscal year ended March 31, 1996. Purchases from Loral Corporation were $2.2 million for the fiscal year ended March 31, 1996.

16.  COMPARATIVE RESULTS (UNAUDITED)

     The following financial information for the year ended December 31, 1997 and 1996 and for the nine months ended December 31, 1996 and 1995 is presented for comparative purposes. The financial information for the year ended December 31, 1996 and nine months ended December 31, 1995 is unaudited.

                                             YEAR ENDED                  NINE MONTHS ENDED
                                            DECEMBER 31,                    DECEMBER 31,
                                    ----------------------------    ----------------------------
                                        1997            1996            1996            1995
                                    ------------    ------------    ------------    ------------
Net sales.........................  $304,331,000    $277,655,000    $212,703,000    $199,784,000
Gross Margin......................   116,330,000      96,684,000      75,890,000      63,507,000
Operating income..................    54,959,000      50,009,000      42,160,000      33,706,000
Income before income taxes and
  extraordinary charge............    20,868,000      13,052,000      14,963,000       2,418,000
Income before extraordinary
  charge..........................    15,684,000      13,133,000      15,044,000       2,418,000
Net (loss) income.................   (13,829,000)      3,991,000       5,902,000         505,000

                                EXHIBIT INDEX

 1.01  --   Purchase Agreement dated as of October 9, 1997 between the
            Company and Lehman Brothers Inc. and Unterberg Harris(10)
 2.01  --   Agreement for Sale and Purchase of Assets dated March 26,
            1989 between Loral Corporation and the Registrant(1)
 2.02  --   Stock Purchase Agreement dated September 15, 1997 among the
            Company and the Stockholders of the Company(10)
 2.03  --   First Amendment to Stock Purchase Agreement dated as of
            October 15, 1997 among the Company and the Stockholders
            named therein(10)
 3.01  --   Amended and Restated Certificate of Incorporation of the
            Company(10)
 3.02  --   Amended and Restated By-Laws of the Company(10)
 4.01  --   Indenture dated October 15, 1997 for the 9 1/4% Notes
            between the Company and State Street Bank and Trust Company, as trustee(10)
 4.02  --   Indenture dated as of August 15, 1996 for the 10 3/8% Notes between the Company and Fleet National Bank, as trustee(9)
 4.03  --   Indenture dated as of June 1, 1992 for the 11 7/8% Notes
            between the Company and the Bank of New York, as trustee(5)
 4.04  --   Pledge Agreement dated as of June 10, 1992 between the
            Company and the Bank of New York, as collateral trustee(5)
10.01  --   Securities Purchase Agreement dated as of April 27, 1989,
            among the Company, BLS and Lehman Brothers Holdings Inc.
            ("LBH")(1)
10.02  --   Assumption Agreement dated as of April 27, 1989(1)
10.03  --   Shares Services Agreement dated as of April 27, 1996 between
            Lockheed Martin Tactical Defense Systems -- Akron and
            Aircraft Braking Systems(10)
10.04  --   Amended and Restated Director Advisory Agreement dated as of
            October 15, 1997, between the Company and BLS(10)
10.05  --   Non-Competition Agreement dated as of April 27, 1989,
            between the Company and BLS(1)
10.06  --   K & F Industries, Inc. Retirement Plan for Salaried
            Employees(5)
10.07  --   K & F Industries, Inc. Savings Plan for Salaried
            Employees(5)

10.08  --   Goodyear Aerospace Corporation Supplemental Unemployment
            Benefits Plan for Salaried Employees -- Plan A(1)
10.09  --   The Loral Systems Group Release and Separation Allowance
            Plan(1)
10.10  --   Letter Agreement dated April 27, 1989, between the Company and LBH(1)
10.11  --   K & F Industries, Inc. 1989 Stock Option Plan(2)
10.12  --   K & F Industries, Inc. Executive Deferred Bonus Plan(2)
10.13  --   Securities Purchase Agreement dated as of July 22, 1991
            among the Company, BLS and the Lehman Investors(4)
10.14  --   Securities Purchase Agreement among the Company, BLS and the
            Lehman Investors dated September 2, 1994(6)
10.15  --   Amended and Restated Stockholders Agreement dated as of
            September 2, 1994, by and among the Company, BLS, the Lehman
            Investors, Chase Capital Partners and Loral Space(6)
10.16  --   Agreement dated as of September 2, 1994, between the Company and Loral Space(6)
10.17  --   Amendment of Stockholders Agreement dated November 8,
            1994(6)
10.18  --   Securities Conversion Agreement among the Company and the
            Converting Stockholders, dated November 8, 1994(6)
10.19  --   K & F Industries, Inc. Supplemental Executive Retirement
            Plan(8)
10.20  --   Amended and Restated Credit Agreement dated as of August 14,
            1996, among Aircraft Braking Systems ("ABS"), Engineered
            Fabrics Corporation ("EFC"), the Lenders (as defined
            therein), Lehman Commercial Paper, Inc., as Documentation
            Agent and Chase Securities Inc., individually and as agent for the Lenders ("Chase")(9)
10.21  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between ABS and Chase(9)
10.22  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between EFC and Chase(9)
10.23  --   Revolving Credit Note dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank(9)
10.24  --   Facility A Notes dated as of August 14, 1996 executed by
            each of ABS and EFC in favor of NBD Bank(9)
10.25  --   Amended and Restated K & F Agreement dated as of August 14,
            1996, between the Company and Chase(9)
10.26  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between ABS and Chase(9)
10.27  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between EFC and Chase(9)
10.28  --   Purchase Agreement dated August 12, 1996 among the Company,
            Lehman Brothers Inc. and Chase Securities Inc.(9)
10.29  --   Registration Rights Agreement dated as of August 15, 1996
            among the Company, Lehman Brothers Inc. and Chase Securities
            Inc.(9)
10.30  --   Credit Agreement dated as of October 15, 1997 among ABS,
            EFC, the Lenders (as defined therein), Lehman Commercial
            Paper, Inc. as Documentation Agent and The First National
            Bank of Chicago ("FNBC"), as Administrative Agent(10)
10.31  --   Guarantee and Collateral Agreement dated as of October 15,
            1997 among the Company, ABS, EFC, certain subsidiaries named therein and FNBC, as Collateral Agent(10)
10.32  --   Subordination Agreement dated as of October 15, 1997 between
            ABS and FNBC(10)
10.33  --   Subordination Agreement dated as of October 15, 1997 between
            EFC and FNBC(10)
10.34  --   Intercreditor Agreement dated as of October 15, 1997 among the Pension Benefit Guaranty Corporation ("PBGC"), FNBC,
            ABS, EFC and the Company(10)
10.35  --   K & F Agreement dated as of October 15, 1997 executed by the
            Company in favor of FNBC(10)
10.36  --   Settlement Agreement dated as of October 15, 1997 between
            the Company and PBGC(10)
10.37  --   Registration Rights Agreement dated as of October 15, 1997 between the Company and Lehman Brothers Inc. and Unterberg
            Harris(10)

10.38  --   Dealer Manager Agreement dated as of September 15, 1997
            between Lehman Brothers Inc. and the Company(10)
10.39  --   Stockholders' Agreement dated as of October 15, 1997 between the Company and the Stockholders identified therein(10)
12.01  --   Statement of computations of ratio of earnings to fixed
            charges(10)
21.01  --   Subsidiaries of the Registrant(1)
24.01  --   Powers of Attorney (included on signature page)
27.01  --   Financial Data Schedule

---------------
 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035 and incorporated herein by reference.

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

(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-4, No. 333-40977 and incorporated herein by reference.