Form 10-Q
period 1998-03-31
K&F INDUSTRIES INC
filed 1998-05-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       or

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

As of May 1, 1998, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              March 31,              December 31,
                                                                1998                    1997
                                                                ----                    ----
ASSETS:
Current Assets:
  Cash and cash equivalents                                $   2,764,000           $   4,707,000
  Accounts receivable, net                                    40,793,000              40,014,000
  Inventory                                                   71,402,000              65,871,000
  Other current assets                                           306,000                 559,000
                                                           -------------           -------------
Total current assets                                         115,265,000             111,151,000
                                                           -------------           -------------

Property, plant and equipment                                146,309,000             146,916,000
  Less, accumulated depreciation and amortization             77,933,000              76,278,000
                                                           -------------           -------------
                                                              68,376,000              70,638,000
                                                           -------------           -------------

Deferred charges, net of amortization                         27,707,000              28,382,000
Cost in excess of net assets acquired, net of
  amortization                                               188,805,000             190,720,000
Intangible assets, net of amortization                        15,708,000              16,497,000
Prepaid pension cost                                           7,848,000               7,848,000
                                                           -------------           -------------
                                                           $ 423,709,000           $ 425,236,000
                                                           =============           =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                  $  16,337,000           $  17,979,000
  Current portion of senior term loans                         1,500,000               1,500,000
  Interest payable                                            10,166,000               4,725,000
  Other current liabilities                                   57,754,000              54,994,000
                                                           -------------           -------------
Total current liabilities                                     85,757,000              79,198,000
                                                           -------------           -------------

Postretirement benefit obligation other
  than pensions                                               75,542,000              75,542,000
Other long-term liabilities                                    7,703,000               7,830,000
Senior revolving loan                                          3,000,000              14,000,000
Senior term loan A                                            49,250,000              49,375,000
Senior term loan B                                           270,500,000             270,750,000
9 1/4% senior subordinated notes due 2007                    185,000,000             185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
    1,000,000 shares; issued and
    outstanding, 740,398 shares                                    7,000                   7,000
  Additional paid-in capital                                 (63,259,000)            (63,259,000)
  Deficit                                                   (188,437,000)           (191,976,000)
  Adjustment to equity for minimum pension
    liability                                                 (1,213,000)             (1,213,000)
  Cumulative translation adjustments                            (141,000)                (18,000)
                                                           -------------           -------------
Total stockholders' deficiency                              (253,043,000)           (256,459,000)
                                                           -------------           -------------
                                                           $ 423,709,000           $ 425,236,000
                                                           =============           =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                Three Months Ended
                                          March 31,              March 31,
                                            1998                   1997
                                            ----                   ----
Sales                                   $ 82,388,000           $ 72,610,000

Costs and expenses                        64,387,000             55,198,000

Amortization                               2,570,000              2,571,000
                                        ------------           ------------

Operating income                          15,431,000             14,841,000

Interest and investment income                79,000                 53,000

Interest expense                         (11,471,000)            (7,968,000)
                                        ------------           ------------

Income before income taxes                 4,039,000              6,926,000

Income tax provision                        (500,000)              (637,000)
                                        ------------           ------------

Net income                              $  3,539,000           $  6,289,000
                                        ============           ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 Three Months Ended
                                                            March 31,              March 31,
                                                              1998                   1997
                                                              ----                   ----
Cash flow from operating activities:
 Net income                                              $  3,539,000           $  6,289,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                            4,971,000              4,888,000
   Non-cash interest expense - amortization
    of deferred financing charges                             483,000                372,000
   Deferred income taxes                                      388,000                533,000
   Changes in assets and liabilities:
    Accounts receivable, net                                 (821,000)            (3,093,000)
    Inventory                                              (5,612,000)              (116,000)
    Other current assets                                      253,000                 38,000
    Accounts payable, interest payable, and
     other current liabilities                              6,559,000                740,000
    Postretirement benefit obligation other
     than pensions                                                 --               (250,000)
    Other long-term liabilities                              (127,000)             1,512,000
                                                         ------------           ------------
 Net cash provided by operating
  activities                                                9,633,000             10,913,000
                                                         ------------           ------------

Cash flows from investing activities:
 Capital expenditures                                        (695,000)            (1,426,000)
 Deferred charges                                             (62,000)            (1,500,000)
                                                         ------------           ------------
 Net cash used in investing activities                       (757,000)            (2,926,000)
                                                         ------------           ------------

Cash flows from financing activities:
 Payments of senior revolving loan                        (11,000,000)           (11,000,000)
 Payments of senior term loans                               (375,000)            (2,500,000)
 Borrowings under senior revolving loan                            --              8,000,000
 Proceeds from sale and leaseback transaction                 556,000                     --
                                                         ------------           ------------
 Net cash used by financing activities                    (10,819,000)            (5,500,000)
                                                         ------------           ------------
 Net (decrease) increase in cash and cash
  equivalents                                              (1,943,000)             2,487,000
Cash and cash equivalents, beginning of
  period                                                    4,707,000              1,508,000
                                                         ------------           ------------

Cash and cash equivalents, end of period                 $  2,764,000           $  3,995,000
                                                         ============           ============

Supplemental cash flow information:
 Cash interest paid during period                        $  5,547,000           $  8,960,000
                                                         ============           ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K.

2.        Receivables are summarized as follows:


                                                        March 31,             December 31,
                                                          1998                   1997
                                                          ----                   ----
           Accounts receivable, principally
             from commercial customers                $ 37,672,000           $ 36,506,000
           Accounts receivable, on U. S
             Government and other long-term
             contracts                                   3,576,000              3,904,000
           Allowances                                     (455,000)              (396,000)
                                                      ------------           ------------
                                                      $ 40,793,000           $ 40,014,000
                                                      ============           ============

3.        Inventory consists of the following:


                                                               March 31,           December 31,
                                                                 1998                 1997
                                                                 ----                 ----
           Raw materials and work-in-process                 $46,824,000          $43,236,000
           Finished goods                                     12,778,000           11,726,000
           Inventoried costs related to U.S.
           Government and other long-term contracts           11,800,000           10,909,000
                                                             -----------          -----------
                                                             $71,402,000          $65,871,000
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

4.        Other current liabilities consist of the following:

                                                             March 31,            December 31,
                                                               1998                  1997
                                                               ----                  ----
           Accrued payroll costs                            $15,404,000          $17,399,000
           Accrued taxes                                      8,697,000            7,895,000
           Accrued costs on long-term contracts              11,361,000            7,590,000
           Accrued warranty costs                             7,903,000            7,496,000
           Customer credits                                   4,472,000            4,172,000
           Postretirement benefit obligation other
             than pensions                                    2,000,000            2,000,000
           Other                                              7,917,000            8,442,000
                                                            -----------          -----------

                                                            $57,754,000          $54,994,000
                                                            ===========          ===========

5.        Contingencies

          On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco") after Hitco threatened to breach an existing supply contract unless prices were renegotiated. Hitco had been the principal supplier of the carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, sought injunctive relief and damages for various breaches of contract which were estimated at up to $51 million. Hitco counterclaimed in the matter seeking, among other things, damages for discounted lost profits, which Hitco estimated at up to $40 million (subject to mitigation) for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Accordingly, through mid-December 1996, Hitco continued to supply carbon to the Company, although Hitco failed to fill certain acknowledged purchase orders. Trial of the case began on March 31, 1998. On April 23, 1998, the jury awarded Aircraft Braking Systems $4,528,237 on its claims but awarded Hitco $9,578,000 on its claims. The Company is reviewing the verdicts and, among other possible actions, may appeal the findings against it.

          In a related action, a suit filed by Hitco in Superior Court, Los Angeles County, California against Aircraft Braking Systems seeking substantially the same relief as is asserted in the Ohio state action, has been stayed.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          On May 1, 1998, Aircraft Braking Systems received notice of an action commenced by Hitco in the Federal District Court in the Central District of California. This suit alleges unfair competition and violations of antitrust laws in the sale of products to certain customers and seeks unspecified compensatory damages, punitive damages and injunctive relief. The matter is at a preliminary stage and management has not yet formulated its response to the California federal action.

          Management intends to vigorously advocate its interest in all lawsuits. There can be no assurance, however, as to the final outcome of the litigation with Hitco. As noted above, Aircraft Braking Systems may appeal or take action with respect to the verdict in the Ohio case and, in any event, management believes payment of the net amount of the verdicts in the Ohio state case would not materially adversely affect the Company, and the Company is still reviewing the California action.

          In addition to the foregoing, there are various lawsuits and claims pending against the Company incidental to its business. Although the final results in suits and proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company.

6.        Comprehensive Income


                                                                 Three Months Ended
                                                             March 31,             March 31,
                                                               1998                  1997
                                                               ----                  ----
           Net income                                      $ 3,539,000           $ 6,289,000

           Other comprehensive income:

               Cumulative translation adjustments             (123,000)             (149,000)
                                                           -----------           -----------

           Comprehensive income                            $ 3,416,000           $ 6,140,000
                                                           ===========           ===========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Three Months Ended March 31, 1998 and March 31, 1997

Sales for the three months ended March 31, 1998 totaled $82,388,000, reflecting an increase of $9,778,000, or 13.5%, compared with $72,610,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $8,920,000, primarily on the Boeing MD-90, DC-9, DC-10 and MD-80 programs. Military sales were higher by $858,000 on various programs.

Operating income increased $590,000 to $15,431,000, or 18.7% of sales for the three months ended March 31, 1998 compared with $14,841,000, or 20.4% of sales for the same period in the prior year. Excluding a non-recurring charge of $2 million during the three months ended March 31, 1998 to reflect the outcome of a lawsuit (see "Litigation"), operating margins increased to 21.2%. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume partially offset by higher shipments of original equipment to airframe manufacturers at or below the cost of production of $4.4 million.

Interest expense, net increased by $3,477,000 for the three months ended March 31, 1998 compared with the same period in the prior year. This increase was due to increased indebtedness resulting from a recapitalization consummated on October 15, 1997. Partially offsetting this increase was lower interest rates on the fixed rate portion of the Company's indebtedness.

The Company's effective tax rate of 12.4% and 9.2% for the three months ended March 31, 1998 and 1997, respectively, differs from the statutory rate of 35% due to a net decrease in the valuation allowance. The increase in the effective rate in 1998 is primarily due to the net change in the valuation allowance.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes (which were $11.9 million and $7.5 million for the three months ended March 31, 1998 and 1997, respectively) and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At March 31, 1998, the Company had $38.2 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the three months ended March 31, 1998, cash provided by operating activities amounted to $9,633,000 and reflected $20,402,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), a decrease in other working capital requirements of $1,211,000, partially offset by increases in accounts receivable of $821,000, inventory of $5,612,000 and interest payments of $5,547,000. During the three months ended March 31, 1997, cash provided by operating activities totaled $10,913,000 and reflected $19,729,000 of EBITDA, a decrease in other working capital requirements of $3,353,000, partially offset by increases in accounts receivable of $3,093,000, inventory of $116,000 and interest payments of $8,960,000.

During the three months ended March 31, 1998, cash used in investing activities amounted to $757,000 primarily due to capital expenditures. During the three months ended March 31, 1997, cash used in investing activities totaled $2,926,000 due to $1,500,000 of program participation payments and $1,426,000 of capital expenditures.

Cash used for financing activities during the three months ended March 31, 1998 and 1997 was $10,819,000 and $5,500,000, respectively. During the three months ended March 31, 1998, the Company used $11,375,000 for the repayment of indebtedness partially offset by $556,000 of proceeds received from a sale and leaseback transaction. During the three months ended March 31, 1997, the Company used $5,500,000 for the repayment of indebtedness.

Litigation

The Company has been in litigation with Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco"), a former supplier of the carbon used by Aircraft Braking Systems to manufacture carbon brakes. Hitco's claim in the Ohio litigation was that Aircraft Braking Systems breached the supply arrangements by electing to expand its own carbon manufacturing facility. On April 23, 1998, the jury in the Ohio state action awarded Aircraft Braking Systems $4,528,237 on its claims but awarded Hitco $9,578,000 on its claims. The Company is reviewing the verdicts and may appeal. There can be no assurance as to the final outcome of this litigation but management believes that payment of the net amount of the verdicts in the Ohio state case would not materially adversely affect the Company. See Note 5 to the consolidated financial statements.

Collective Bargaining Matters

All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union. Aircraft Braking Systems three-year contract with the United Auto Workers' Union expired on August 10, 1991. Aircraft Braking Systems has not had a ratified collective bargaining agreement since August 10, 1991, but has operated under Company implemented terms and conditions of employment. The Company believes that Aircraft Braking Systems will be able to negotiate without material disruptions to its business, a satisfactory new collective bargaining agreement with employees. However, there can be no assurance that a satisfactory agreement will be reached with Aircraft Braking Systems' employees, or that discussions regarding such agreement will not be accompanied by material disruptions to the business.

                           PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco") after Hitco threatened to breach an existing supply contract unless prices were renegotiated. Hitco had been the principal supplier of the carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, sought injunctive relief and damages for various breaches of contract which were estimated at up to $51 million. Hitco counterclaimed in the matter seeking, among other things, damages for discounted lost profits, which Hitco estimated at up to $40 million (subject to mitigation) for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders without change in terms. Accordingly, through mid-December 1996, Hitco continued to supply carbon to the Company, although Hitco failed to fill certain acknowledged purchase orders. Trial of the case began on March 31, 1998. On April 23, 1998, the jury awarded Aircraft Braking Systems $4,528,237 on its claims but awarded Hitco $9,578,000 on its claims. The Company is reviewing the verdicts and, among other possible actions, may appeal the findings against it.

On May 1, 1998, Aircraft Braking Systems received notice of an action commenced by Hitco in the Federal District Court in the Central District of California. This suit alleges unfair competition and violations of antitrust laws in the sale of products to certain customers and seeks unspecified compensatory damages, punitive damages and injunctive relief. The matter is at a preliminary stage and management has not yet formulated its response to the California federal action.


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended March 31, 1998.

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




                                        K & F INDUSTRIES, INC.
                                        ----------------------
                                             Registrant




                                      /s/ DIRKSON R. CHARLES
                                          ------------------
                                          Dirkson R. Charles
                                       Chief Financial Officer
                                                 and
                                       Registrant's Authorized
                                               Officer



Dated:      May 14, 1998