Form 10-Q
period 1998-06-30
K&F INDUSTRIES INC
filed 1998-08-12
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       or

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


As of August 1, 1998, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          June 30,            December 31,
                                                            1998                 1997
                                                        -------------        -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                             $   4,758,000        $   4,707,000
  Accounts receivable, net                                 45,542,000           40,014,000
  Inventory                                                68,698,000           65,871,000
  Other current assets                                        685,000              559,000
                                                        -------------        -------------
Total current assets                                      119,683,000          111,151,000
                                                        -------------        -------------

Property, plant and equipment                             146,321,000          146,916,000
  Less, accumulated depreciation and amortization          77,913,000           76,278,000
                                                        -------------        -------------
                                                           68,408,000           70,638,000
                                                        -------------        -------------

Deferred charges, net of amortization                      26,969,000           28,382,000
Cost in excess of net assets acquired, net of
  amortization                                            185,488,000          190,720,000
Intangible assets, net of amortization                     14,919,000           16,497,000
Prepaid pension cost                                        7,848,000            7,848,000
                                                        -------------        -------------
                                                        $ 423,315,000        $ 425,236,000
                                                        =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                               $  13,419,000        $  17,979,000
  Current portion of senior term loans                      1,500,000            1,500,000
  Interest payable                                          5,535,000            4,725,000
  Other current liabilities                                49,166,000           54,994,000
                                                        -------------        -------------
Total current liabilities                                  69,620,000           79,198,000
                                                        -------------        -------------

Postretirement benefit obligation other
  than pensions                                            75,542,000           75,542,000
Other long-term liabilities                                 7,976,000            7,830,000
Senior revolving loan                                       3,000,000           14,000,000
Senior term loan A                                         49,125,000           49,375,000
Senior term loan B                                        270,250,000          270,750,000
9 1/4% senior subordinated notes due 2007                 185,000,000          185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
    1,000,000 shares; issued and
    outstanding, 740,398 shares                                 7,000                7,000
  Additional paid-in capital                              (63,259,000)         (63,259,000)
  Deficit                                                (172,644,000)        (191,976,000)
  Adjustment to equity for minimum pension
    liability                                              (1,213,000)          (1,213,000)
  Cumulative translation adjustments                          (89,000)             (18,000)
                                                        -------------        -------------
Total stockholders' deficiency                           (237,198,000)        (256,459,000)
                                                        -------------        -------------
                                                        $ 423,315,000        $ 425,236,000
                                                        =============        =============

                                               See notes to consolidated
financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                  Six Months Ended
                                           ----------------------------------
                                              June 30,             June 30,
                                                1998                 1997
                                           -------------        -------------
Sales                                      $ 173,392,000        $ 146,174,000
Costs and expenses                           123,657,000          110,797,000
Amortization                                   5,141,000            5,152,000
                                           -------------        -------------
Operating income                              44,594,000           30,225,000
Interest and investment income                   165,000              121,000
Interest expense                             (23,039,000)         (15,707,000)
                                           -------------        -------------
Income before income taxes and
  extraordinary charge                        21,720,000           14,639,000
Income tax provision                          (2,388,000)          (1,577,000)
                                           -------------        -------------
Income before extraordinary charge            19,332,000           13,062,000
Extraordinary charge from early
  extinguishment of debt, net of tax                  --           (1,713,000)
                                           -------------        -------------
Net income                                 $  19,332,000        $  11,349,000
                                           =============        =============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                 Three Months Ended
                                           --------------------------------
                                             June 30,             June 30,
                                               1998                1997
                                           ------------        ------------
Sales                                      $ 91,004,000        $ 73,564,000
Costs and expenses                           59,270,000          55,599,000
Amortization                                  2,571,000           2,581,000
                                           ------------        ------------
Operating income                             29,163,000          15,384,000
Interest and investment income                   86,000              68,000
Interest expense                            (11,568,000)         (7,739,000)
                                           ------------        ------------
Income before income taxes and
  extraordinary charge                       17,681,000           7,713,000
Income tax provision                         (1,888,000)           (940,000)
                                           ------------        ------------
Income before extraordinary charge           15,793,000           6,773,000
Extraordinary charge from early
  extinguishment of debt, net of tax                 --          (1,713,000)
                                           ------------        ------------
Net income                                 $ 15,793,000        $  5,060,000
                                           ============        ============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                     --------------------------------
                                                       June 30,            June 30,
                                                         1998                1997
                                                     ------------        ------------
Cash flow from operating activities:
 Net income                                          $ 19,332,000        $ 11,349,000
 Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                        9,947,000           9,790,000
   Non-cash interest expense - amortization
    of deferred financing charges                         966,000             733,000
   Deferred income taxes                                2,178,000           1,290,000
   Extraordinary charge from early
    extinguishment of debt                                     --           1,713,000
   Changes in assets and liabilities:
    Accounts receivable, net                           (5,552,000)         (1,436,000)
    Inventory                                          (2,874,000)         (1,493,000)
    Other current assets                                 (126,000)            182,000
    Accounts payable, interest payable, and
     other current liabilities                         (9,578,000)         (1,895,000)
    Postretirement benefit obligation other
     than pensions                                             --             510,000
    Other long-term liabilities                           146,000           3,170,000
                                                     ------------        ------------
 Net cash provided by operating
  activities                                           14,439,000          23,913,000
                                                     ------------        ------------

Cash flows from investing activities:
 Capital expenditures                                  (3,132,000)         (3,127,000)
 Deferred charges                                         (62,000)         (1,500,000)
                                                     ------------        ------------
 Net cash used in investing activities                 (3,194,000)         (4,627,000)
                                                     ------------        ------------

Cash flows from financing activities:
 Payments of senior revolving loan                    (22,000,000)        (21,000,000)
 Payments of senior term loans                           (750,000)         (3,500,000)
 Payments of long-term debt                                    --         (30,000,000)
 Borrowings under senior revolving loan                11,000,000          39,000,000
 Premiums paid on early extinguishment of debt                 --          (1,584,000)
 Proceeds from sale and leaseback transaction             556,000                  --
                                                     ------------        ------------
 Net cash used by financing activities                (11,194,000)        (17,084,000)
                                                     ------------        ------------
 Net increase in cash and cash
  equivalents                                              51,000           2,202,000
Cash and cash equivalents, beginning of
  period                                                4,707,000           1,508,000
                                                     ------------        ------------

Cash and cash equivalents, end of period             $  4,758,000        $  3,710,000
                                                     ============        ============

Supplemental cash flow information:
 Cash interest paid during period                    $ 21,263,000        $ 15,754,000
                                                     ============        ============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K.

2. Receivables are summarized as follows:


                                            June 30,           December 31,
                                              1998                1997
                                           ------------        ------------

    Accounts receivable, principally
       from commercial customers           $ 40,456,000        $ 36,506,000
Accounts receivable, on U. S
   Government and other long-term
   contracts                                  5,481,000           3,904,000
    Allowances                                 (395,000)           (396,000)
                                           ------------        ------------
                                           $ 45,542,000        $ 40,014,000
                                           ============        ============

3. Inventory consists of the following:


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       -----------

     Raw materials and work-in-process       $44,593,000       $43,236,000
Finished goods                                12,587,000        11,726,000
     Inventoried costs related to U.S.
  Government and other long-term
  contracts                                   11,518,000        10,909,000
                                             -----------       -----------
                                             $68,698,000       $65,871,000
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

4. Other current liabilities consist of the following:

                                                June 30,        December 31,
                                                  1998             1997
                                              -----------       ----------

Accrued payroll costs                         $13,619,000       $17,399,000
Accrued taxes                                   7,610,000         7,895,000
Accrued costs on long-term contracts            8,243,000         7,590,000
Accrued warranty costs                          7,632,000         7,496,000
Customer credits                                3,169,000         4,172,000
Postretirement benefit obligation other
  than pensions                                 2,000,000         2,000,000
Other                                           6,893,000         8,442,000
                                              -----------       -----------

                                              $49,166,000       $54,994,000
                                              ===========       ===========

5.   Contingencies

          On December 15, 1995, the Company's Aircraft Braking Systems subsidiary commenced an action in the Court of Common Pleas, Summit County, Ohio against Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco") after Hitco threatened to breach an existing supply contract unless prices were renegotiated. Hitco had been the principal supplier of the carbon used by Aircraft Braking Systems for its carbon brakes. Hitco claimed that Aircraft Braking Systems breached the supply arrangements by electing to begin to expand its own carbon production facility. The Aircraft Braking Systems' complaint, as amended, sought injunctive relief and damages for various breaches of contract. Hitco counterclaimed in the matter seeking, among other things, damages for discounted lost profits for the alleged breach by Aircraft Braking Systems of alleged long-term contracts to purchase carbon. Because Hitco was enjoined from refusing to perform its obligations pursuant to existing contracts and purchase orders, Hitco continued to supply carbon to the Company through mid-December 1996. Aircraft Braking Systems was awarded $4,528,000 on its claims but Hitco was awarded $9,578,000 on its claims after trial. After pre-judgment interest was awarded to the parties, a net judgment of $4,354,000 was entered against Aircraft Braking Systems. Both the Company and Hitco have filed appeals.

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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          On May 1, 1998, Hitco commenced an action against Aircraft Braking Systems in the Federal District Court in the Central District of California. This suit, which is at a preliminary stage, alleges unfair competition and violations of antitrust laws in the sale of products to certain customers and seeks unspecified compensatory damages, treble damages, punitive damages and injunctive relief. Aircraft Braking Systems has filed an answer to the complaint in the California federal action, denying all of the material allegations of the complaint and asserting various defenses.

          Management intends to vigorously advocate its interest in all lawsuits. There can be no assurance, however, as to the final outcome of the litigation with Hitco. Payment of the judgment on appeal in Ohio has been bonded, and should the appeal not be successful, management believes payment of the judgment amount, plus interest thereon, would not materially adversely affect the Company.

          In addition to the foregoing, there are various lawsuits and claims pending against the Company incidental to its business. Although the final results in suits and proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company.

6.   Comprehensive Income

                                                    Three Months Ended
                                             --------------------------------
                                                June 30,             June 30,
                                                  1998                1997
                                             ------------        ------------

Net income                                   $ 15,793,000        $  5,060,000

Other comprehensive income:

    Cumulative translation adjustments            (52,000)             (7,000)
                                             ------------        ------------

Comprehensive income                         $ 15,741,000        $  5,053,000
                                             ============        ============


                                                    Six Months Ended
                                             --------------------------------
                                               June 30,            June 30,
                                                 1998                1997
                                             ------------        ------------

Net income                                   $ 19,332,000        $ 11,349,000

Other comprehensive income:

    Cumulative translation adjustments            (71,000)           (156,000)
                                             ------------        ------------

Comprehensive income                         $ 19,261,000        $ 11,193,000
                                             ============        ============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Six Months Ended June 30, 1998 and June 30, 1997

Sales for the six months ended June 30, 1998 totaled $173,392,000, reflecting an increase of $27,218,000, or 18.6%, compared with $146,174,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $21,975,000, primarily on the Boeing MD-90, DC-9 and MD-80 programs. Military sales were higher by $5,243,000 on various programs.

Operating income increased $14,369,000 to $44,594,000, or 25.7% of sales for the six months ended June 30, 1998 compared with $30,225,000, or 20.7% of sales for the same period in the prior year. Excluding a non-recurring charge of $2 million during the first quarter of 1998 to reflect the outcome of a lawsuit (see "Litigation"), operating margins increased to 26.9%. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume and operating efficiencies. Partially offsetting this increase in margins was higher shipments of original equipment to airframe manufacturers at or below the cost of production.

Interest expense, net increased by $7,288,000 for the six months ended June 30, 1998 compared with the same period in the prior year. This increase was due to increased indebtedness resulting from a recapitalization consummated on October 15, 1997. Partially offsetting this increase was lower interest rates on the fixed rate portion of the Company's indebtedness.

The Company's effective tax rate of 11.0% and 10.8% for the six months ended June 30, 1998 and 1997, respectively, differs from the statutory rate of 35% due to a net decrease in the valuation allowance.

Comparison of Results of Operations for the Three Months Ended June 30, 1998 and June 30, 1997

Sales for the three months ended June 30, 1998 totaled $91,004,000, reflecting an increase of $17,440,000, or 23.7%, compared with $73,564,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $13,056,000, primarily on the Boeing DC-9, MD-90 and MD-80 programs. Military sales were higher by $4,384,000 on various programs.

Operating income increased $13,779,000 to $29,163,000, or 32.0% of sales for the three months ended June 30, 1998 compared with $15,384,000, or 20.9% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume and operating efficiencies.

Interest expense, net increased $3,811,000 for the three months ended June 30, 1998 compared with the same period in the prior year. This increase was due to the increased indebtedness resulting from a recapitalization consummated on October 15, 1997. Partially offsetting this increase was lower interest rates on the fixed rate portion of the Company's indebtedness.

The Company's effective tax rate of 10.7% and 12.2% for the three months ended June 30, 1998 and 1997, respectively, differs from the statutory rate of 35% due to a net decrease in the valuation allowance.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes (which were $18.0 million and $14.2 million for the six months ended June 30, 1998 and 1997, respectively) and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At June 30, 1998, the Company had $37.1 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the six months ended June 30, 1998, cash provided by operating activities amounted to $14,439,000 and reflected $54,541,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), partially offset by increases in accounts receivable of $5,552,000, inventory of $2,874,000, other working capital of $5,853,000, a decrease in accounts payable of $4,560,000 and interest payments of $21,263,000. During the six months ended June 30, 1997, cash provided by operating activities totaled $23,913,000 and reflected $40,015,000 of EBITDA, a decrease in other working capital requirements of $2,581,000, partially offset by increases in accounts receivable of $1,436,000, inventory of $1,493,000 and interest payments of $15,754,000.

During the six months ended June 30, 1998, cash used in investing activities amounted to $3,194,000 primarily due to capital expenditures. During the six months ended June 30, 1997, cash used in investing activities totaled $4,627,000 due to $1,500,000 of program participation payments and $3,127,000 of capital expenditures.

Cash used by financing activities during the six months ended June 30, 1998 and 1997 was $11,194,000 and $17,084,000, respectively. During the six months ended June 30, 1998, the Company used $11,750,000 for the repayment of indebtedness partially offset by $556,000 of proceeds received from a sale and leaseback transaction. During the six months ended June 30, 1997, the Company used $15,500,000 for the repayment of indebtedness and $1,584,000 for premiums paid on the early extinguishment of debt.

Litigation

The Company has been in litigation with Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco"), a former supplier of the carbon used by Aircraft Braking Systems to manufacture carbon brakes. See Note 5 to the consolidated financial statements.

Collective Bargaining Matters

All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union. On May 31, 1998 workers at Aircraft Braking Systems ratified a new, four-year contract.

                           PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

See the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998 and Note 5 to the consolidated financial statements included in this report.

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended June 30, 1998.

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



Dated:      August 12, 1998