Form 10-Q
period 1998-09-30
K&F INDUSTRIES INC
filed 1998-11-12
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number:   33-29035


                             K & F Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                    34-1614845
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


     600 Third Avenue, New York, New York                 10016
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)



Registrant's telephone number including area code      (212) 297-0900
                                                  --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.            Yes  [X]    No
                                                              -------    -------

As of November 1, 1998, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        September 30,         December 31,
                                                           1998                  1997
                                                        -------------        -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                             $   4,026,000        $   4,707,000
  Accounts receivable, net                                 44,748,000           40,014,000
  Inventory                                                70,849,000           65,871,000
  Deferred tax asset                                        2,787,000                   --
  Other current assets                                        635,000              559,000
                                                        -------------        -------------
Total current assets                                      123,045,000          111,151,000
                                                        -------------        -------------

Property, plant and equipment                             148,722,000          146,916,000
  Less, accumulated depreciation and amortization          79,437,000           76,278,000
                                                        -------------        -------------
                                                           69,285,000           70,638,000
                                                        -------------        -------------

Deferred charges, net of amortization                      26,231,000           28,382,000
Cost in excess of net assets acquired, net of
  amortization                                            181,251,000          190,720,000
Intangible assets, net of amortization                     14,130,000           16,497,000
Prepaid pension cost                                        7,848,000            7,848,000
                                                        -------------        -------------
                                                        $ 421,790,000        $ 425,236,000
                                                        =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                               $  12,727,000        $  17,979,000
  Current portion of senior term loans                      1,500,000            1,500,000
  Interest payable                                          9,379,000            4,725,000
  Other current liabilities                                45,291,000           54,994,000
                                                        -------------        -------------
Total current liabilities                                  68,897,000           79,198,000
                                                        -------------        -------------

Postretirement benefit obligation other
  than pensions                                            75,992,000           75,542,000
Other long-term liabilities                                 6,081,000            7,830,000
Senior revolving loan                                       9,000,000           14,000,000
Senior term loan A                                         49,000,000           49,375,000
Senior term loan B                                        250,000,000          270,750,000
9 1/4% senior subordinated notes due 2007                 185,000,000          185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
    1,000,000 shares; issued and
    outstanding, 740,398 shares                                 7,000                7,000
  Additional paid-in capital                              (63,259,000)         (63,259,000)
  Deficit                                                (157,803,000)        (191,976,000)
  Adjustment to equity for minimum pension
    liability                                              (1,213,000)          (1,213,000)
  Cumulative translation adjustments                           88,000              (18,000)
                                                        -------------        -------------
Total stockholders' deficiency                           (222,180,000)        (256,459,000)
                                                        -------------        -------------
                                                        $ 421,790,000        $ 425,236,000
                                                        =============        =============


                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Nine Months Ended
                                           ----------------------------------
                                           September 30,          September 30,
                                               1998                  1997
                                           -------------        -------------
Sales                                      $ 261,032,000        $ 224,296,000
Costs and expenses                           182,369,000          167,934,000
Amortization                                   7,712,000            7,734,000
                                           -------------        -------------
Operating income                              70,951,000           48,628,000
Interest and investment income                   270,000              191,000
Interest expense                             (34,388,000)         (22,969,000)
                                           -------------        -------------
Income before income taxes and
  extraordinary charge                        36,833,000           25,850,000
Income tax provision                          (2,660,000)          (5,767,000)
                                           -------------        -------------
Income before extraordinary charge            34,173,000           20,083,000
Extraordinary charge from early
  extinguishment of debt, net of tax                  --           (1,713,000)
                                           -------------        -------------
Net income                                 $  34,173,000        $  18,370,000
                                           =============        =============



                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                          Three Months Ended
                                     --------------------------------
                                     September 30,       September 30,
                                         1998               1997
                                     ------------        ------------
Sales                                $ 87,640,000        $ 78,122,000
Costs and expenses                     58,712,000          57,137,000
Amortization                            2,571,000           2,582,000
                                     ------------        ------------
Operating income                       26,357,000          18,403,000
Interest and investment income            105,000              70,000
Interest expense                      (11,349,000)         (7,262,000)
                                     ------------        ------------
Income before income taxes             15,113,000          11,211,000
Income tax provision                     (272,000)         (4,190,000)
                                     ------------        ------------
Net income                           $ 14,841,000        $  7,021,000
                                     ============        ============



                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                    --------------------------------
                                                    September 30,       September 30,
                                                       1998                 1997
                                                    ------------        ------------
Cash flows from operating activities:
 Net income                                         $ 34,173,000        $ 18,370,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                      14,954,000          14,679,000
   Non-cash interest expense - amortization
    of deferred financing charges                      1,449,000           1,072,000
   Deferred income taxes                               2,101,000           1,411,000
   Extraordinary charge from early
    extinguishment of debt                                    --           1,713,000
   Changes in assets and liabilities:
    Accounts receivable, net                          (4,698,000)         (4,782,000)
    Inventory                                         (4,908,000)          3,094,000
    Other current assets                                 (76,000)            (76,000)
    Accounts payable, interest payable, and
     other current liabilities                       (10,301,000)          2,471,000
    Postretirement benefit obligation other
     than pensions                                       450,000             862,000
    Other long-term liabilities                       (1,749,000)         (1,681,000)
                                                    ------------        ------------
Net cash provided by operating
 activities                                           31,395,000          37,133,000
                                                    ------------        ------------

Cash flows from investing activities:
 Capital expenditures                                 (6,445,000)         (6,026,000)
 Deferred charges                                        (62,000)         (1,781,000)
                                                    ------------        ------------
 Net cash used in investing activities                (6,507,000)         (7,807,000)
                                                    ------------        ------------

Cash flows from financing activities:
 Payments of senior revolving loan                   (39,000,000)        (33,000,000)
 Payments of senior term loans                       (21,125,000)         (4,500,000)
 Payments of long-term debt                                   --         (30,000,000)
 Borrowings under senior revolving loan               34,000,000          39,000,000
 Premiums paid on early extinguishment of
  debt                                                        --          (1,584,000)
 Proceeds from sale and leaseback transaction            556,000                  --
                                                    ------------        ------------
 Net cash used by financing activities               (25,569,000)        (30,084,000)
                                                    ------------        ------------

 Net decrease in cash and cash equivalents              (681,000)           (758,000)
Cash and cash equivalents, beginning of
 period                                                4,707,000           1,508,000
                                                    ------------        ------------

Cash and cash equivalents, end of period            $  4,026,000        $    750,000
                                                    ============        ============
Supplemental cash flow information:
 Cash interest paid during period                   $ 28,285,000        $ 24,305,000
                                                    ============        ============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K.

2. Receivables are summarized as follows:


                                                             September 30,        December 31,
                                                                 1998                1997
                                                              -----------         -----------
    Accounts receivable, principally
       from commercial customers                              $40,288,000         $36,506,000
    Accounts receivable, on U. S.
       Government and other long-term
       contracts                                                4,889,000           3,904,000
    Allowances                                                   (429,000)           (396,000)
                                                              -----------         -----------
                                                              $44,748,000         $40,014,000
                                                             ============        ============


3. Inventory consists of the following:


                                                       September 30,        December 31,
                                                           1998                1997
                                                        ----------          -----------

     Raw materials and work-in-process                 $46,270,000          $43,236,000
     Finished goods                                     13,335,000           11,726,000
     Inventoried costs related to U.S.
       Government and other long-term
       contracts                                        11,244,000           10,909,000
                                                        ----------          -----------
                                                       $70,849,000          $65,871,000
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

4. Other current liabilities consist of the following:

                                                             September 30,               December 31,
                                                                  1998                     1997
                                                              -----------                ----------
          Accrued payroll costs                               $15,769,000               $17,399,000
          Accrued taxes                                         6,713,000                 7,895,000
          Accrued costs on long-term contracts                  4,134,000                 7,590,000
          Accrued warranty costs                                7,706,000                 7,496,000
          Customer credits                                      3,306,000                 4,172,000
          Postretirement benefit obligation other
            than pensions                                       2,000,000                 2,000,000
          Other                                                 5,663,000                 8,442,000
                                                              -----------                ----------

                                                              $45,291,000               $54,994,000
                                                              ===========               ===========


5.   Contingencies

          The Company had been in litigation with Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco"), a former supplier of the carbon used by Aircraft Braking Systems to manufacture carbon brakes. During August 1998, the parties mutually agreed to settle any and all disputes between them. The Company paid Hitco $5,000,000 in connection with the settlement and the parties exchanged releases.

          In addition to the foregoing, there are various lawsuits and claims pending against the Company incidental to its business. Although the final results in suits and proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company.

6.   Comprehensive Income

                                                                               Three Months Ended
                                                                   -----------------------------------------
                                                                  September 30,                 September 30,
                                                                      1998                          1997
                                                                   -----------                    ----------

          Net income                                               $14,841,000                   $7,021,000

          Other comprehensive income:

              Cumulative translation adjustments                       177,000                     (129,000)
                                                                   -----------                    ----------

          Comprehensive income                                     $15,018,000                   $6,892,000
                                                                   ===========                   ==========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                              Nine Months Ended
                                                                   ----------------------------------------
                                                                  September 30,                September 30,
                                                                       1998                        1997
                                                                    ----------                  -----------

          Net income                                               $34,173,000                  $18,370,000

          Other comprehensive income:

              Cumulative translation adjustments                       106,000                     (285,000)
                                                                    ----------                  -----------

          Comprehensive income                                     $34,279,000                  $18,085,000
                                                                   ===========                  ===========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and September 30, 1997

Sales for the nine months ended September 30, 1998 totaled $261,032,000, reflecting an increase of $36,736,000, or 16.4%, compared with $224,296,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $28,989,000, primarily on the Boeing MD-90, DC-9 and MD-80 programs. Military sales were also higher by $7,747,000, primarily on the F-117, B-1B and F-15 programs.

Operating income increased $22,323,000 to $70,951,000, or 27.2% of sales for the nine months ended September 30, 1998 compared with $48,628,000, or 21.7% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume and operating efficiencies. Partially offsetting this increase in margins was higher shipments of original equipment to airframe manufacturers at or below the cost of production and higher performance-related incentive compensation costs.

Interest expense, net increased by $11,340,000 for the nine months ended September 30, 1998 compared with the same period in the prior year. This increase was due to increased indebtedness resulting from a recapitalization consummated on October 15, 1997. Partially offsetting this increase was lower interest rates on the Company's indebtedness.

The Company's effective tax rate of 7.2% and 22.3% for the nine months ended September 30, 1998 and 1997, respectively, differs from the statutory rate of 35% due to a net decrease in the valuation allowance in both years partially offset by a $631,000 charge for foreign taxes in 1997. The decrease in the effective rate in 1998 is primarily due to the net change in the valuation allowance and lower foreign income taxes.

Comparison of Results of Operations for the Three Months Ended September 30, 1998 and September 30, 1997

Sales for the three months ended September 30, 1998 totaled $87,640,000, reflecting an increase of $9,518,000, or 12.2%, compared with $78,122,000 for the same period in the prior year. This increase was due to higher sales of wheels and brakes for commercial transport and general aviation aircraft of $7,014,000, primarily on the Boeing MD-90 and DC-9 programs. Military sales were also higher by $2,504,000 primarily on the F-117 and F-15 programs.

Operating income increased $7,954,000 to $26,357,000, or 30.1% of sales for the three months ended September 30, 1998 compared with $18,403,000, or 23.6% of sales for the same period in the prior year. Operating margins increased primarily due to the overhead absorption effect relating to the higher sales volume and operating efficiencies, partially offset by higher performance-related incentive compensation costs.

Interest expense, net increased $4,052,000 for the three months ended September 30, 1998 compared with the same period in the prior year. This increase was due to the increased indebtedness resulting from a recapitalization consummated on October 15, 1997. Partially offsetting this increase was lower interest rates on the Company's indebtedness.

The Company's effective tax rate of 1.8% and 37.4% for the three months ended September 30, 1998 and 1997, respectively, differs from the statutory rate of 35% due to a net decrease in the valuation allowance in both years offset by a $631,000 provision for foreign taxes in 1997. The decrease in the effective rate in 1998 is primarily due to the net change in the valuation allowance and lower foreign income taxes.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes (which were $23.7 million and $20.8 million for the nine months ended September 30, 1998 and 1997, respectively) and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At September 30, 1998, the Company had $26.3 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the nine months ended September 30, 1998, cash provided by operating activities amounted to $31,395,000 and reflected $85,905,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), partially offset by increases in accounts receivable of $4,698,000, inventory of $4,908,000, other working capital of $1,664,000, decreases in other current liabilities of $9,703,000 (primarily reflecting a portion of the $5,000,000 payment to Hitco and approximately $4,500,000 paid to the bargaining workers at Aircraft Braking Systems in conjunction with the ratification of a new four-year contract), accounts payable of $5,252,000 and interest payments of $28,285,000. During the nine months ended September 30, 1997, cash provided by operating activities totaled $37,133,000 and reflected $63,307,000 of EBITDA, a decrease in inventory of $3,094,000 partially offset by increases in accounts receivable of $4,782,000, other working capital requirements of $181,000 and interest payments of $24,305,000.

During the nine months ended September 30, 1998, cash used in investing activities amounted to $6,507,000 primarily due to capital expenditures. During the nine months ended September 30, 1997, cash used in investing activities totaled $7,807,000 due to $1,781,000 of program participation payments and $6,026,000 of capital expenditures.

Cash used by financing activities during the nine months ended September 30, 1998 and 1997 was $25,569,000 and $30,084,000, respectively. During the nine months ended September 30, 1998, the Company used $26,125,000 for the repayment of indebtedness partially offset by $556,000 of proceeds received from a sale and leaseback transaction. During the nine months ended September 30, 1997, the Company used $28,500,000 for the repayment of indebtedness and $1,584,000 for premiums paid on the early extinguishment of debt.

Year 2000 Issue

The Company and its operating subsidiaries, assisted by outside consultants, have conducted a review of their computer systems to identify areas that are affected by the "Year 2000" issue, i.e., the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Each Company subsidiary has established a project team and a plan for Year 2000 readiness. The Company has assessed and inventoried internal systems including personal computers and network hardware and software, engineering and technical systems, plant equipment and facilities. Management believes that substantially all systems are already, or shortly will be without material expense, Year 2000 compliant.

Procedures are on-going to test whether the Company's and each subsidiary's systems are Year 2000 compliant, and whether the Company's plans and activities are sufficient to address and correct system or other problems that might arise because of the Year 2000. Except for certain anti-skid systems, which are compliant, the Company's products do not have embedded systems and thus are not susceptible to the Year 2000 issue in their operation.

The enterprise resource plan ("ERP"), begun in 1997 at Aircraft Braking Systems, is scheduled to be completed in early 1999, and involves replacement of virtually all financial management and many manufacturing systems with systems that use programs from SAP America, Inc. ("SAP") that are Year 2000 compliant. The plans to complete Year 2000 readiness at Aircraft Braking Systems include a contingency plan, estimated to cost up to $400,000 to implement, by which certain existing business systems would be upgraded and retained should the conversion to the SAP programs be delayed beyond June, 1999. The Company otherwise estimates the cost of the Year 2000 compliance plans at Aircraft Braking Systems (exclusive of the ERP project costs) and at Engineered Fabrics will not exceed $700,000, of which approximately $300,000 has been expended to date.

An unexpected Year 2000 problem could result in an interruption of normal business activities or operations. However, based on the work completed to date and the expected completion of its Year 2000 projects on time at both subsidiaries, the Company believes that a significant interruption will not be encountered.

Assessment of Year 2000 risk has included and will continue to include surveying suppliers and other third parties about their readiness. The Company intends to obtain Year 2000 assurances and monitor the remediation efforts of critical vendors and customers. No significant customer, vendor, service provider or other third party has advised yet of a specific Year 2000 problem that it does not expect to have remedied on time.

Statements made relating to Year 2000 issues, and to the Company's particular Year 2000 circumstances, are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause the Company's plans regarding and assessments of Year 2000 issues to be adversely impacted, such that the Company's state of readiness, anticipated costs to address Year 2000 issues and contingency plans will differ materially from those set forth above.

Risks and uncertainties include that suppliers and others with whom the Company does business will not meet their Year 2000 obligations, and that events or expenses, unforeseen or not quantifiable at this time, may arise which cause the Company's compliance program or its contingency plans to be delayed or to increase in cost in material respect. In addition, Year 2000 issues are global, and may be affected by economic, governmental, technological and other factors beyond the control of businesses such as the Company.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

The Company had been in litigation with Hitco Technologies, Inc. (now known as SGL Carbon Composites, Inc.) ("Hitco"), a former supplier of the carbon used by Aircraft Braking Systems to manufacture carbon brakes. During August 1998, the parties mutually agreed to settle any and all disputes between them. The Company paid Hitco $5,000,000 in connection with the settlement and the parties exchanged releases.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              K & F INDUSTRIES, INC.
                                                   Registrant




                                          /s/   DIRKSON R. CHARLES
                                                Dirkson R. Charles
                                             Chief Financial Officer
                                                       and
                                             Registrant's Authorized
                                                     Officer



Dated:      November 12, 1998