Form 10-K405
period 1998-12-31
K&F INDUSTRIES INC
filed 1999-03-31
CIK 851797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-29035

                             K & F INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       34-1614845
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

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

     There is no trading market for the Company's common stock. As of March 1, 1999, there were 740,398 shares of common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

GENERAL

     K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the year ended December 31, 1998, approximately 88% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market for such products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. During the year ended December 31, 1998, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

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

PRODUCTS

     Aircraft Braking Systems. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and anti-skid systems for commercial transport, general aviation and military aircraft. Since 1989, Aircraft Braking Systems has carefully directed its efforts toward expanding its presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on high-cycle, medium- and short-range commercial aircraft and carbon equipped executive jets. As a result of this strategic focus, during this period, Aircraft Braking Systems has added approximately 1,500 medium- and short-range commercial aircraft to the portfolio of aircraft using its products. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The braking systems produced by Aircraft Braking Systems are either carbon or steel-based. While steel-based systems typically are sold for less than carbon-based systems, such systems generally require more frequent replacement because their steel brake pads tend to wear more quickly. The Company's commercial transport fleet continued to grow during the year ended December 31, 1998, due to an increase in the number of new aircraft entering service, as well as a slower than expected retirement rate of older aircraft. Airlines have responded to FAA regulatory noise abatement requirements by outfitting their older DC-9 fleets with engine hushkits and aircraft structural overhauls which effectively add fifteen years of service life to the aircraft. As of December 31, 1998, there were 787 DC-9 aircraft in service and engine hushkits have been installed and ordered for 496 aircraft. Airlines such as Northwest Airlines, Scandinavian Air Systems, Air Tran and Air Canada have opted for DC-9 life extension refurbishment programs for a portion of their fleet, to meet capacity needs. The Company expects to produce replacement parts for these aircraft over their remaining life.

     Approximately 75% of Aircraft Braking Systems' revenues are derived from the sale of replacement parts. As of December 31, 1998, the Company's products had been installed on over 30,000 commercial transport, general aviation and military aircraft. Commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-28, Canadair Regional Jet and Saab 340 on all of which Aircraft Braking Systems is the sole-source supplier. In addition, the Company supplies spare parts for the MD-80 program on a dual-source wheel and brake program.

     Aircraft Braking Systems has been successful in having its wheels and brakes selected for use on a number of new high-cycle airframe designs. These aircraft include the Airbus A-320, A-321, Saab 2000 and the MD-90. Most recently, Aircraft Braking Systems has been successful in winning the CRJ-700 continuing its sole-source position on the Bombardier regional jets. Since its introduction in late 1992, Bombardier has received firm orders and options for over 1,000 Canadair Regional jets with approximately 290 aircraft currently in service. The CRJ-700 is a 70 passenger plane which is a stretch version of the 50 passenger Canadair Regional Jet. In addition, the Company is certified as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340 wide-body jets.

     Aircraft Braking Systems is one of two suppliers of wheels and carbon brakes on the Airbus A-321, the European consortium's 186-seat "stretch" version of its popular A-320 standard body twin-jet. Airbus has booked orders for over 250 A-321 aircraft. Of the 113 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 69 of these aircraft.

     Aircraft Braking Systems' brake control systems, which are integrated into a total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems, Allied Signal's Aircraft Landing Systems Division and the B.F. Goodrich Company, Aircraft Braking Systems is the only significant manufacturer of anti-skid systems providing approximately 15% of the total market. Because of the sensitivity of anti-skid systems to variations in brake performance, the Company's management believes that its braking system integration capability gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by the Company include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     The following table shows the distribution of sales of aircraft wheels, brakes and anti-skid systems to total sales of the Company:

                                                         YEAR ENDED
                                                        DECEMBER 31,   NINE MONTHS ENDED
                                                        ------------      DECEMBER 31,
                                                        1998    1997          1996
                                                        ----    ----   -----------------
Wheels and brakes.....................................   80%     80%           81%
Anti-skid systems.....................................    8%      8%            9%
                                                         --      --            --
          Total.......................................   88%     88%           90%
                                                         ==      ==            ==

     Engineered Fabrics. The Company believes Engineered Fabrics is the largest aircraft fuel tank manufacturer in the world, serving approximately 90% of the worldwide general aviation and commercial transport market and over half of the domestic military market for such products. Engineered Fabrics' programs include new production or replacement parts programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-14, F-15, F-16 and C-130 aircraft. Military helicopter fuel tank programs include the UH-60, SH-60, CH/MH-53 and RAH-66 platforms with Sikorsky, CH-47 with Boeing, and the V-22 with Bell/ Boeing. Many of these platforms also utilize Engineered Fabrics iceguards for deicing and anti-icing of the rotor blades and inlets. Commercial helicopter applications include the Boeing MD-500 and 600 and the Bell 214ST and A/B609. During the year ended December 31, 1998, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

     Fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the year ended December 31, 1998, sales of fuel tanks accounted for approximately 77% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. The Company manufactures crash-resistant fuel tanks for helicopters, military aircraft and race cars that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous.

     Iceguards manufactured by Engineered Fabrics are heating systems made from layered composite materials that are applied on engine inlets, propellers, rotor blades and tails. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, the system provides the protection.

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

SALES AND CUSTOMERS

     K & F sells its products to more than 175 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 14%, 12%, and 12% of total sales for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of total Company revenues by respective market, as a percentage of total revenues:

                                                        YEAR ENDED
                                                       DECEMBER 31,    NINE MONTHS ENDED
                                                       ------------      DECEMBER 31,
                                                       1998    1997          1996
                                                       ----    ----    -----------------
Commercial transport.................................   64%     64%            63%
Military (U.S. and foreign)..........................   18%     18%            18%
General aviation.....................................   18%     18%            19%
                                                       ---     ---            ---
          Total......................................  100%    100%           100%
                                                       ===     ===            ===

     Commercial Transport. Customers for the Company's products in the commercial transport market include most airframe manufacturers and major airlines. The Company's products are used on a broad range of large commercial transports (60 seats or more) and commuter aircraft (20 to 60 seats). Where multiple braking systems are certified for a particular aircraft, it is generally the airline and not the airframe manufacturer that decides which of the approved wheel and brake suppliers will originally equip such airline's fleet. Some of the Company's airline customers include American Airlines, Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swissair, Northwest Airlines, United Airlines, US Airways and Continental Airlines. The Company provides parts to the three largest commercial aircraft manufacturers; Boeing, Airbus and Bombardier.

     Military. The Company is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of many foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the military aircraft using these products are the F-2 (formerly the FS-X), F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, B2, C-130, C-130J and the C-141.
Substantially all of the Company's military products are sold to the Department of Defense, foreign governments or to airframe manufacturers including the Lockheed Martin Corporation ("Lockheed Martin"), Boeing, Sikorsky, Bell, Saab and AIDC. Brake control systems manufactured for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and IDF aircraft.

     General Aviation. The Company believes it is the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft. This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Learjet, Canadair, Cessna, Dassault and Israeli Aircraft Industries ("IAI"), and distributors, such as Aviall. Anti-skid systems are supplied by the Company to Gulfstream, Dassault and other aircraft manufacturers. General aviation aircraft using the Company's equipment exclusively include the Beech Starship and Beech 400 A/T series of aircraft, the Lear series 20, 30, 31A, 55 and 60, the Gulfstream G-I, G-II, G-III and G-IV, the IAI 1123, 1124, 1125 Astra, Astra SPX and Galaxy, the Raytheon Hawker Horizon and the Falcon 10, 100, 20, 200, 50 and 50EX.

FOREIGN CUSTOMERS

     The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to the Company. The following table shows sales of the Company to both foreign and domestic customers:

                                                        YEAR ENDED
                                                       DECEMBER 31,    NINE MONTHS ENDED
                                                       ------------      DECEMBER 31,
                                                       1998    1997          1996
                                                       ----    ----    -----------------
Domestic sales.....................................     57%     57%            57%
Foreign sales......................................     43%     43%            43%
                                                       ---     ---            ---
          Total....................................    100%    100%           100%
                                                       ===     ===            ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At December 31, 1998, the Company employed approximately 167 engineers (of whom 30 held advanced degrees); approximately 27 of such engineers (including 13 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve the Company's products.

     The costs incurred relating to independent research and development for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, were $13.7 million, $10.9 million and $8.6 million, respectively.

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

BACKLOG

     Backlog at December 31, 1998 and 1997 amounted to approximately $174.6 million and $172.7 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 90% of total Company backlog at December 31, 1998 is expected to be shipped during the year ending December 31, 1999, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

     Of the total Company backlog at December 31, 1998, approximately 21% was directly or indirectly for end use by the U. S. Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, approximately 14%, 12%, and 12%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

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

SUPPLIES AND MATERIALS

     The principal raw materials used in the Company's wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. In April 1997, the Company completed the construction of a 21,000 square foot expansion of its carbon manufacturing facility in Akron, Ohio, which facility substantially increased the Company's carbon production capacity. Steel and aluminum forgings are purchased from several sources. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary. The Company has not experienced any shortage of raw materials to date.

PERSONNEL

     At December 31, 1998, the Company had 1,420 full-time employees, of which 951 were employed by Aircraft Braking Systems (458 hourly and 493 salaried employees) and 469 were employed by Engineered Fabrics (350 hourly and 119 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

     Aircraft Braking Systems' four-year contract with its union expires on May 31, 2002. Engineered Fabrics' three-year contract with its union expires on February 5, 2001.

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

     Akron Facility Arrangements. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex formerly owned and operated by Loral Corporation and now owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer, and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, the Company leases approximately 433,000 square feet of space within the Lockheed Martin complex and is subject to annual occupancy payments to Lockheed Martin. During the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $1.8 million, $1.7 million and $1.2 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

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

                                           YEAR ENDED                     NINE MONTHS ENDED         FISCAL YEAR ENDED
                                          DECEMBER 31,                      DECEMBER 31,                MARCH 31,
                              -------------------------------------     ---------------------     ---------------------
                                1998        1997             1996         1996         1995         1996         1995
                              ---------   ---------        --------     --------     --------     --------     --------
                                                                   (IN THOUSANDS)
Income Statement Data:
  Net sales.................  $ 345,447   $ 304,331        $277,655     $212,703     $199,784     $264,736     $238,756
  Cost of sales.............    196,190     188,001         180,971      136,813      136,277      180,435      164,697
                              ---------   ---------        --------     --------     --------     --------     --------
  Gross Margin..............    149,257     116,330          96,684       75,890       63,507       84,301       74,059
  Independent research and
    development.............     13,705      10,873          11,781        8,623        6,610        9,767        8,363
  Selling, general and
    administrative
    expenses................     35,332      40,182(a)       24,482       17,297       15,378       22,564       19,208
  Amortization..............     10,286      10,316          10,412        7,810        7,813       10,415       10,411
                              ---------   ---------        --------     --------     --------     --------     --------
  Operating income..........     89,934      54,959          50,009       42,160       33,706       41,555       36,077
  Interest expense, net.....     44,830      34,091          36,957       27,197       31,288       41,048       46,250
                              ---------   ---------        --------     --------     --------     --------     --------
  Income (loss) before
    income taxes and
    extraordinary charge....     45,104      20,868          13,052       14,963        2,418          507      (10,173)
  Income tax (provision)
    benefit.................     (5,744)     (5,184)             81           81           --           --           --
  Extraordinary charge......         --     (29,513)(a)(b)   (9,142)(c)   (9,142)(c)   (1,913)(d)   (1,913)(d)       --
                              ---------   ---------        --------     --------     --------     --------     --------
  Net (loss) income.........  $  39,360   $ (13,829)       $  3,991     $  5,902     $    505     $ (1,406)    $(10,173)
                              =========   =========        ========     ========     ========     ========     ========
Balance Sheet Data (at end
  of period):
  Working capital...........  $  39,839   $  31,953        $ 34,189     $ 34,189     $ 38,938     $ 36,327     $ 48,025
  Total assets..............    420,099     425,236         419,115      419,115      412,028      416,037      429,074
  Long-term debt............    477,125     519,125(a)      287,000      287,000      293,000      294,000      310,000
  Stockholders'
    deficiency..............   (215,610)   (256,459)(a)     (33,306)     (33,306)     (34,327)     (39,701)     (34,748)
Other Data (for the period):
  Capital expenditures......     14,873      10,016          21,166       14,091        3,343       10,418        2,824
  Depreciation and
    amortization............     19,961      19,680          19,305       14,644       14,260       18,921       18,843

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

(b) On June 1, 1997, the Company redeemed $30 million aggregate principal amount of its 11 7/8% Senior Secured Notes at a redemption price of 105.28% of the principal thereof. In connection therewith, the Company recorded an extraordinary charge of $1.7 million (net of tax) for the write-off of unamortized financing costs and redemption premiums. (See Note 7 to the consolidated financial statements.)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Aircraft Braking Systems generates approximately 75% of its revenues through the sale of replacement parts for wheels and braking systems which are installed on over 30,000 commercial, general aviation and military aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production. Research, development and design expenditures are charged to operations when incurred. Original wheel and brake equipment supplied to aircraft manufacturers at or below the cost of production ("Program Investments") are charged to operations when delivered to the aircraft manufacturers. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from the sales of replacement parts over the life of the aircraft. The Company has invested and will continue to invest significant resources to have its products selected for use on new commercial airframes, focusing particularly on medium- and short-range aircraft. During the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, the Company spent an aggregate of approximately $60.7 million, $51.0 million and $43.2 million, respectively, for research, development, design, Program Investments, capital expenditures and development participation costs. The Company has been selected as a supplier of wheels and carbon brakes on the Airbus A-321, the sole supplier of wheels, carbon brakes and anti-skid systems on the MD-90, the sole supplier of wheels and brakes for each of the Saab 2000, the Canadair Regional Jet and the Lear 60, and as a supplier of wheels and carbon brakes for the Airbus A-330 and A-340. Aircraft produced under these programs are in the early stages of their life cycles and represent significant future revenue opportunities for the Company.

THE RECAPITALIZATION

     On October 15, 1997, the Company consummated a recapitalization (the "Recapitalization") consisting of the repurchase of approximately 64% of its outstanding capital stock for a total purchase price of $230.2 million and the repayment of all outstanding indebtedness. Upon giving effect to the repurchase, BLS and the Lehman Investors each became the owner of 50% of the capital stock of the Company.

     To finance the above transactions, the Company entered into a new credit facility (the "Credit Facility") for $372 million and issued $185 million of 9 1/4% Senior Subordinated Notes due 2007 (The "9 1/4% Notes").

RESULTS OF OPERATIONS

  Year Ended December 31, 1998 Compared with the Year Ended December 31, 1997

     During 1998, sales, operating income, net income and bookings were the highest in the Company's history, reflecting the continued build-out of customer fleets using Company products, new program awards and significantly increased airline industry traffic. These results were driven by growth in all market sectors of the Company's business.

     Sales. Sales for the year ended December 31, 1998 totaled $345.4 million, reflecting an increase of $41.1 million or 13.5%, compared with $304.3 million for the same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $25.2 million, primarily on the MD-90, DC-9, MD-80 and Canadair Regional Jet, and higher general aviation sales of $6.8 million primarily on Canadair and Dassault aircraft. Military sales increased by $9.1 million due to higher sales of wheels and brakes primarily on the F-117 program, and higher sales of fuel tanks primarily on the F-15 and F/A-18 programs.

     Gross Margin. The gross margin for the year ended December 31, 1998 was 43.2% compared with 38.2% for the same period in the prior year. This increase was primarily due to the overhead absorption effect relating to the higher sales volume and operating efficiencies. The Company invested $14.9 million in capital equipment in 1998, for a total of $46.1 million over the last three years. These investments have helped to reduce manufacturing costs and improve operating margins. Partially offsetting this increase in margins was higher shipments of original equipment to airframe manufacturers at or below the cost of production.

     Independent Research and Development. Independent research and development costs were $13.7 million for the year ended December 31, 1998 compared with $10.9 million for the same period in the prior year. This increase was primarily due to higher costs associated with the Raytheon Hawker Horizon and Canadair CRJ-700 programs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.3 million for the year ended December 31, 1998 compared with $40.2 million for the same period in the prior year. Excluding a $12.4 million non-recurring charge in 1997, relating to the exercise of stock options and other fees in connection with the Recapitalization, selling, general and administrative expenses increased $7.5 million. This increase was primarily due to higher costs associated with installation of a new computer system at Aircraft Braking Systems and higher performance-related incentive compensation.

     Interest Expense, Net. Interest expense, net was $44.8 million for the year ended December 31, 1998 compared with $34.1 million for the same period in the prior year. This increase was due to increased indebtedness resulting from the Recapitalization on October 15, 1997. Partially offsetting this increase was lower interest rates on the Company's indebtedness.

     Effective Tax Rate. The Company's effective tax rate of 12.7% and 24.8% for the years ended December 31, 1998 and 1997, respectively, differs from the statutory rate of 35% due to a utilization of tax net operating losses in both years partially offset by a net increase in the valuation allowance and a $0.9 million charge for foreign taxes in 1997. The decrease in the effective tax rate in 1998 is primarily due to the net change in the valuation allowance and lower foreign income taxes.

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

     Interest Expense, Net. Interest expense, net was $34.1 million for the year ended December 31, 1997 compared with $37.0 million for the same period in the prior year. This decrease was due to lower interest rates on outstanding debt as a result of the refinancing in August 1996 of the 13 3/4% Senior Subordinated Debentures due 2001 (the "13 3/4% Debentures") with 10 3/8% Senior Subordinated Notes and borrowings under a prior credit facility. Partially offsetting this decrease was the greater interest costs resulting from the Recapitalization on October 15, 1997.

     Effective Tax Rate. The Company's effective tax rate of 24.8% for the year ended December 31, 1997 differs from the statutory rate of 35% due to utilization of tax net operating losses offset by a net increase in the valuation allowance and a $0.9 million charge for foreign taxes. For the same period in the prior year the effective tax rate of (0.6)% differed from the statutory rate of 35% primarily due to a net decrease in the valuation allowance and utilization of tax net operating losses. The increase in the effective rate in 1997 is primarily due to an increase in foreign taxes and a net change in the valuation allowance.

LIQUIDITY AND FINANCIAL CONDITION

     The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make Program Investments. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facilities. The Company's total indebtedness decreased from $520.6 million at December 31, 1997 to $485.1 million at December 31, 1998 due to $34 million of principal prepayments and $1.5 million of scheduled principal payments on the Credit Facility.

     The Credit Facility consists of a term loan facility in an aggregate principal amount of $300.1 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loans"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $49.4 million and a Tranche B term loan ("Term Loan B") in the principal amount of $250.7 million. The Credit Facility bears interest at floating rates selected at the option of the Company. At December 31,1998 and 1997, the average interest rate on the Credit Facility was 7.4% and 8.3%, respectively. As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. This interest rate agreement effectively fixes the rate at 8.3% on $135 million of borrowings at December 31, 1998. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million per year in years one to five and $47.4 million in year six. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with scheduled installments of $1.0 million per year in years one to seven and $245 million in year eight. The Company is required to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from a portion of excess cash flow (as defined). As a result of the excess cash flow calculation, $26.5 million is required to be paid in 1999. The Company voluntarily prepaid $20 million during 1998 and the balance of $6.5 million (classified as current at December 31, 1998) was paid in January 1999.

     The Credit Facility provides for revolving loans not to exceed $50 million, with up to $20 million available for letters of credit. At December 31, 1998, the Company had outstanding letters of credit of $8.0 million. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 1998, the Company had $42.0 million available to borrow under the Revolving Loan.

     The Company's management believes that it will have adequate resources to meet its current cash requirements through funds generated from operations and borrowings under its Revolving Loan.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 1998.

     As a result of the Recapitalization, the Company increased its stockholders' deficiency by $218.6 million for the repurchase of a portion of the capital stock and recorded an extraordinary charge of $27.8 million (net of tax of $2.0 million) for the write-off of unamortized financing costs, redemption premiums and tender offer payments.

     On June 1, 1997, the Company redeemed $30 million aggregate principal amount of its 11 7/8% Senior Secured Notes at a redemption price of 105.28% of the principal amount thereof. In connection therewith, the

Company recorded an extraordinary charge of $1.7 million (net of tax of $0.6 million) for the write-off of unamortized financing costs and redemption premiums.

     During the nine months ended December 31, 1996, the Company redeemed $180 million of its 13 3/4% Debentures at a redemption price of 102.5%. In connection therewith, the Company recorded an extraordinary charge of $9.1 million for the write-off of unamortized financing costs and redemption premiums.

CASH FLOW

     During the year ended December 31, 1998, net cash provided by operating activities amounted to $52.2 million and reflected $109.9 million of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $4.0 million, and increases in long-term liabilities of $1.2 million, partially offset by increases in inventory of $4.3 million, prepaid pension costs of $3.3 million, other working capital of $0.3 million, decreases in accounts payable of $2.7 million, other current liabilities of $9.5 million (primarily reflecting a portion of a $5.0 million payment in settlement of litigation and approximately $4.5 million paid to the bargaining workers at Aircraft Braking Systems in conjunction with the ratification of a new contract) and interest payments of $42.8 million. During the year ended December 31, 1997, net cash provided by operating activities amounted to $42.5 million and reflected $74.6 million of EBITDA, decreases in inventory of $2.4 million, increases in long-term liabilities of $1.5 million, accounts payable of $6.7 million, other current liabilities of $5.3 million, partially offset by increases in accounts receivables of $4.1 million, prepaid pension costs of $7.8 million, other working capital of $0.9 million and interest payments of $35.2 million. During the year ended December 31, 1996, net cash provided by operating activities amounted to $28.9 million and reflected $69.3 million of EBITDA, increases in other current liabilities of $10.0 million, accounts payable of $1.3 million, decreases in other working capital of $1.6 million, partially offset by increases in inventory of $8.6 million, decreases in long-term liabilities of $3.7 million and interest payments of $41.0 million.

     During the year ended December 31, 1998, net cash used in investing activities amounted to $15.1 million primarily due to capital expenditures. During the year ended December 31, 1997, net cash used in investing activities amounted to $11.8 million primarily due to $10.0 million of capital expenditures and $1.8 million of program participation payments. During the year ended December 31, 1996, net cash used in investing activities amounted to $21.6 million primarily due to capital expenditures. The decrease in capital expenditures for the year ended December 31, 1997 compared with the year ended December 31, 1996 is primarily due to the expansion to the carbon manufacturing building at the Company's Akron, Ohio facility during 1996. Capital spending for the year ended December 31, 1999 is expected to be approximately $12.0 million.

     During the year ended December 31, 1998, net cash used in financing activities amounted to $34.9 million due to the repayment of indebtedness of $35.5 million partially offset by $.6 million of proceeds received from a sale and leaseback transaction. During the year ended December 31, 1997, net cash used in financing activities amounted to $27.5 million due to the use of $218.6 million for the redemption of equity interests and $36.5 million for refinancing expenditures, partially offset by increased borrowings of $227.6 million, primarily related to the Recapitalization. During the year ended December 31, 1996, net cash used in financing activities amounted to $9.0 million due to refinancing expenditures of $11.3 million partially offset by $2.3 million of proceeds received from a sale and leaseback transaction.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, on its financial position upon the adoption of SFAS No. 133.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed and is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-1 will not have a material impact on its financial position, results of operations or cash flows.

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

YEAR 2000 MATTERS

     The Company and its operating subsidiaries, assisted by outside consultants, have conducted, and continue to conduct, a review of their computer systems to identify areas that are affected by the "Year 2000" issue, i.e., the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Each Company subsidiary has a project team and a plan for Year 2000 readiness. The Company has assessed and inventoried internal systems including personal computers and network hardware and software, engineering and technical systems, plant equipment and facilities. Management believes that substantially all systems are already, or shortly will be without material expense, Year 2000 compliant.

     Procedures are on-going to test whether the Company's and each subsidiary's systems are Year 2000 compliant, and whether the Company's plans and activities are sufficient to address and correct system or other problems that might arise because of the Year 2000. Modification or replacement of affected systems has been and continues to be made as required. Except for certain anti-skid systems, which are compliant, the Company's products do not have embedded systems and thus are not susceptible to the Year 2000 issue in their operation.

     The enterprise resource plan ("ERP") begun in 1997 at Aircraft Braking Systems, is scheduled to be completed during the first half of 1999, and involves replacement of virtually all financial management and most manufacturing systems with systems that use programs from SAP America Inc. ("SAP") that are Year 2000 compliant. The plans to complete Year 2000 readiness at Aircraft Braking Systems include a contingency plan, estimated to cost up to $450,000 to implement, by which certain existing business systems would be upgraded and retained in the event the conversion to the SAP programs is delayed beyond June, 1999. The Company otherwise estimates the cost of the year 2000 compliance plans at Aircraft Braking Systems (exclusive of the ERP project costs) and at Engineered Fabrics will not exceed $700,000, of which approximately $490,000 has been expended as of December 31, 1998. The cost of all Year 2000 related expenses are paid from funds generated by operations.

     Assessment of Year 2000 risk has included and will continue to include surveying suppliers and other third parties about their readiness. The Company is attempting to obtain Year 2000 assurances and to monitor the remediation efforts of critical vendors and customers. No significant customer, vendor, service provider or other third party has advised yet of a specific Year 2000 problem that it does not expect to have remedied on time.

     An unexpected Year 2000 problem could result in an interruption of normal business activities or operations. There can be no assurance that third parties will address Year 2000 issues and meet their remediation goals. The Company has no contingency plans in the event that major business partners, such as suppliers, fail to remediate critical Year 2000 issues or essential services, such as power, are interrupted. However, based on the expected completion of its Year 2000 projects on time at both subsidiaries, and assuming the preparedness of others, the Company believes that a significant interruption will not be encountered.

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

     Risks and uncertainties include that key suppliers of raw materials and energy, and others with whom the Company does business, will not meet their Year 2000 obligations, and that events or expenses, unforeseen or not quantifiable at this time, may arise which cause the Company's compliance program or its contingency plans to be delayed or to increase in cost in material respect. In addition, Year 2000 issues are global, and may be affected by economic, governmental, technological and other factors beyond the control of businesses such as the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has approximately $485 million of total debt outstanding at December 31, 1998. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under the Credit Facility. The interest rate for borrowings under the Credit Facility varies with LIBOR or the prime rate at the Company's option.

     As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $135 million at December 31, 1998 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore the Company has fixed interest rate borrowings of $320 million (includes the $185 million of 9 1/4% Notes and the notional amount under the swap agreement) at December 31, 1998. Given that approximately 66% of the Company's borrowings are effectively at fixed interest rates, a change in rates of 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements, together with the auditors' reports thereon, appearing on pages F-1 to F-21 hereof.

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

                                                                                     DIRECTOR
NAME                                   AGE              POSITION(S)                   SINCE
----                                   ---              -----------                  --------
Bernard L. Schwartz*.................  73     Chairman of the Board and Chief          1989
                                                Executive Officer
David J. Brand**.....................  38     Director                                 1997
Herbert R. Brinberg*.................  73     Director                                 1989
Robert B. Hodes*.....................  73     Director                                 1997
Ronald H. Kisner*....................  50     Director and Secretary                   1989
John R. Paddock*.....................  45     Director                                 1989
A. Robert Towbin***..................  63     Director                                 1989
Alan H. Washkowitz**.................  58     Director                                 1989
Donald E. Fogelsanger................  73     President
Kenneth M. Schwartz..................  47     Executive Vice President
Dirkson R. Charles...................  35     Chief Financial Officer

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

     Mr. Brand is a Managing Director of Lehman Brothers and a principal in the Global Mergers & Acquisitions Group, leading Lehman Brothers' Technology Mergers and Acquisitions business. Mr. Brand joined Lehman Brothers in 1987 and has been responsible for merger and corporate finance advisory services for many of Lehman Brothers' technology and defense industry clients. Mr. Brand is a director of L-3 Communications Corporation and L-3 Communications Holdings, Inc.

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

     Mr. Hodes is Counsel to the law firm of Willkie Farr & Gallagher with which he has been associated since 1949. He is a Director of W.R. Berkley Corporation, Crystal Oil Company, Globalstar Telecommunications, Ltd., LCH Investments N.V., Loral Space & Communications Ltd., Mueller Industries, Inc., Restructured Capital Holdings Ltd. and R.V.I. Guaranty Co., Ltd.

     Mr. Kisner was a member of the law firm of Chekow & Kisner, P.C., from 1984 to 1999, and is now employed by the Company. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held such offices as Secretary, Vice President and Director. From 1982 to 1984, Mr. Kisner was a sole practitioner. Since January 1997, Mr. Kisner has been Secretary of the Company.

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

Currently, he is Visiting Associate Professor of Psychology at Emory, and holds positions as Adjunct Clinical Assistant Professor in the Department of Psychiatry at Emory.

     Mr. Towbin joined C. E. Unterberg Towbin (formerly known as Unterberg Harris) in September of 1995 as a Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers from January 1987 until January of 1994. Mr. Towbin was Vice Chairman, Member of the Executive Committee and Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. from 1986 to 1987 and from 1983 to 1986, Mr. Towbin was Vice Chairman. From 1977 to 1983 he was General Partner of L.F. Rothschild, Unterberg, Towbin and from 1959 to 1977, Mr. Towbin was General Partner of C.E. Unterberg, Towbin Co. Mr. Towbin is also a Director of Bradley Real Estate Inc., Gerber Scientific, Inc., Globalstar Telecommunications Ltd. and Globecomm Systems, Inc.

     Mr. Washkowitz is a Managing Director of Lehman Brothers and head of the Merchant Banking Group, and is responsible for the oversight of Lehman Brothers Merchant Banking Portfolio Partnership L.P. Mr. Washkowitz joined Lehman Brothers in 1978 when Kuhn Loeb & Co. was acquired by Lehman Brothers. Mr. Washkowitz is currently a director of Illinois Central Corporation, L-3 Communications Corporation, McBride plc and Peabody Coal.

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

                      AIRCRAFT BRAKING SYSTEMS CORPORATION

              NAME                AGE                   POSITION
              ----                ---                   --------
Ronald E. Welsch                  63                    President
Frank P. Crampton                 55            Vice President-Marketing
Richard W. Johnson                55      Vice President-Finance and Controller
Daniel J. Steele                  54         Vice President-Customer Support
James J. Williams                 43          Vice President-Manufacturing

                         ENGINEERED FABRICS CORPORATION

              NAME                AGE                   POSITION
              ----                ---                   --------
Roger C. Martin                   61                    President
Terry L. Lindsey                  54            Vice President-Marketing
Anthony G. McCann                 39            Vice President-Operations
John A. Skubina                   44             Vice President-Finance

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

     Mr. Steele was named Vice President of Customer Support in June 1998. From December 1996 through May 1998, Mr. Steele was Director of Customer Support. Prior to joining Aircraft Braking Systems, Mr. Steele held various management positions with General Electric Aircraft Engines from January 1974 through March 1993 in field service, customer support, program management, marketing and spare sales and support. From April 1993 through April 1995, Mr. Steele was Director Corporate Marketing for the AGES Group, ALP, and from May 1995 through November 1996 was Vice President for World Air Lease Inc. Mr. Steele commenced his aviation career with The Boeing Company in 1967 as an experimental flight test mechanic, and from 1969 through 1973 was a maintenance supervisor with American Airlines.

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

     Mr. Martin has been President of Engineered Fabrics Corporation since 1987. From June 1984 until 1987, he was General Manager of GAC's Engineered Fabrics Division. Mr. Martin has been continuously employed by Goodyear, GAC, Loral Corporation and K & F for the past 37 years. Other positions Mr. Martin held with Goodyear include General Manager, Program Manager and a number of research positions. He holds a patent for elastomeric protective coating for metal storage reels.

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

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 (the "Transition Period"), paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries.

                                                                             LONG-TERM
                                    FISCAL                                 COMPENSATION
                                   YEAR OR       ANNUAL COMPENSATION     -----------------   ALL OTHER
                                  TRANSITION   -----------------------   OPTIONS    LTIP      COMPEN-
                                    PERIOD      SALARY         BONUS     GRANTED   PAYOUTS   SATION(A)
NAME AND PRINCIPAL POSITION           *           ($)           ($)        (#)       ($)        ($)
---------------------------       ----------   ---------     ---------   -------   -------   ----------
Bernard L. Schwartz.............     1998      2,070,782(b)  5,055,300       --        --          --
  Chairman of the Board and          1997      1,440,000(b)  1,553,200       --        --          --
  Chief Executive Officer            1996*     1,477,426(b)  1,247,000       --        --          --
Kenneth M. Schwartz.............     1998        265,154       160,000    1,500    45,000       5,532
  Executive Vice President of        1997        494,038(b)    150,000    2,500    28,333       5,237
  K & F Industries, Inc.             1996*       274,231(b)    106,000       --    13,333      19,331
Donald E. Fogelsanger...........     1998        244,500       130,000       --    48,333      35,636
  President of K & F Industries,     1997        216,000       125,000    2,500    30,000      34,519
  Inc.                               1996*       170,769       115,000       --    13,333      42,369
Ronald E. Welsch................     1998        207,264        95,000       --    35,333      28,230
  President of Aircraft Braking      1997        192,500       185,000    2,500    22,000      27,473
  Systems Corporation                1996*       145,308        60,000       --    10,000      25,997
Roger C. Martin.................     1998        153,229        77,000       --    27,333      29,238
  President of Engineered            1997        148,059        49,000    1,500    17,333      28,266
  Fabrics Corporation                1996*       109,757        30,000       --     8,333      27,229

---------------
(a) Includes the following: (i) Company contributions to individual 401(k) plan accounts for the years ended December 31, 1998 and 1997, and the Transition Period, respectively: Mr. K. Schwartz -- $4,517, $4,275, and $2,414; Mr. Fogelsanger -- $4,517, $4,275, and $3,054; Mr. Welsch -- $4,592, $4,078 and
    $3,084; Mr. Martin -- $4,610, $3,927 and $3,442; (ii) the value of supplemental life insurance programs for the years ended December 31, 1998 and 1997 and the Transition Period, respectively: Mr. K. Schwartz -- $1,015, $962 and $16,917; Mr. Fogelsanger -- $31,119, $30,244 and $39,315; Mr.
    Welsch -- $23,638, $23,395 and $22,913; Mr. Martin -- $24,628, $24,339 and
    $23,787.

(b) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. BLS designated that $250,000 and $100,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for the year ended December 31, 1997 and the Transition Period, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following sets forth information relating to the grant of stock options by the Company during the year ended December 31, 1998 to the named executive officers. The Company has two stock option plans which provide for the grant of non-qualified or incentive stock options to acquire a total of 100,000 authorized but unissued shares of common stock. None of the Company's stock is publicly traded. The options granted are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and shall remain exercisable until expiration of the option, 10 years from the date of the grant.

                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                     ANNUAL RATES OF
                                                                                       STOCK PRICE
                                                                                     APPRECIATION FOR
                                             INDIVIDUAL GRANTS                         OPTION TERM
                             --------------------------------------------------    --------------------
                                           % OF TOTAL
                                            OPTIONS
                                           GRANTED TO    EXERCISE
                                           EMPLOYEES     OR BASE
                              OPTIONS      IN FISCAL      PRICE      EXPIRATION
NAME                         GRANTED(#)     YEAR(%)       ($/SH)        DATE        5%($)       10%($)
----                         ----------    ----------    --------    ----------    --------    --------
Kenneth M. Schwartz........    1,500          12.7        175.00      10/02/08     165,085     418,357

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR-END OPTIONS VALUES

     The following sets forth information as to the exercise of stock options during the year ended December 31, 1998 and the value of unexercised stock options at year-end.

                                                                                            VALUE OF
                                                                      NUMBER OF           UNEXERCISED
                                                                     UNEXERCISED          IN-THE-MONEY
                                                                     OPTIONS AT            OPTIONS AT
                                                                      FY-END(#)           FY-END($)(1)
                                        SHARES                      -------------    ----------------------
                                      ACQUIRED ON       VALUE       EXERCISABLE/          EXERCISABLE/
NAME                                  EXERCISE(#)    REALIZED($)    UNEXERCISABLE        UNEXERCISABLE
----                                  -----------    -----------    -------------    ----------------------
Bernard L. Schwartz.................       0              0                0/0                0/0
Kenneth M. Schwartz.................       0              0            0/4,000                0/0
Donald E. Fogelsanger...............       0              0            0/2,500                0/0
Ronald E. Welsch....................       0              0            0/2,500                0/0
Roger C. Martin.....................       0              0            0/1,500                0/0

---------------
(1) None of the Company's stock is currently publicly traded. All options were granted at an exercise price of $175.00 per share based upon the implied value of the capital stock retained by BLS and the Lehman Investors following the Recapitalization.

LONG-TERM INCENTIVE PLAN AWARDS

     Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction) in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. The following awards were earned for the individuals named in the Summary Compensation Table during the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively: Mr. K. Schwartz $60,000, $50,000 and $50,000; Mr. Fogelsanger $55,000, $55,000 and $55,000; Mr. Welsch
$50,000, $45,000 and $40,000; and Mr. Martin $32,000, $30,000 and $30,000.

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

     Effective January 1, 1990, the Plan was amended for eligible employees of K & F Industries and Aircraft Braking Systems to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of continuous service on and after January 1, 1990, a contributory benefit of (i) for 14 years of continuous service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of continuous service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has (a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $130,000 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in the amended plan of K & F and Aircraft Braking Systems and the supplemental plan are $224,000 for Mr. K. Schwartz; $135,000 for Mr. Fogelsanger; and $39,000 for Mr. Welsch. BLS does not participate in either plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65 or current age if greater; (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (c) participation in the contributory portion of the plan will continue at current levels. The Company has a similar plan at Engineered Fabrics in which Mr. Martin participates. Estimated annual benefits for Mr. Martin are $96,000 using the assumptions in (a), (b) and (c) above.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

COMPENSATION OF DIRECTORS

     The Board of Directors held three meetings during the year ended December 31, 1998. Members of the Board of Directors are entitled to receive a director's fee of $12,000 per year. Messrs. Brand and Washkowitz did not receive compensation for services as a director during the year ended December 31, 1998. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity. During the year ended December 31, 1998, Messrs. Brinberg, Hodes, Paddock and Towbin each received stock options for 1,000 shares and Mr. Kisner received stock options for 900 shares.

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

                                    PART IV

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the capital stock of the Company as of December 31, 1998.

                                                  NUMBER OF SHARES     PERCENTAGE
                                                         OF           OWNERSHIP OF
                                                    COMMON STOCK      CAPITAL STOCK
                                                  ----------------    -------------
Bernard L. Schwartz.............................      370,199             50.00%
*Lehman Brothers Merchant Banking Portfolio
  Partnership L.P.(a)...........................      180,228             24.34
*Lehman Brothers Offshore Investment Partnership
  L.P.(b).......................................       48,880              6.60
*Lehman Brothers Offshore Investment
  Partnership -- Japan L.P. (b).................       18,591              2.51
*Lehman Brothers Capital Partners II, L.P.(c)...      122,500             16.55
                                                      -------            ------
                                                      740,398            100.00%
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

STOCKHOLDERS AGREEMENT

     In connection with the Recapitalization, BLS and the Lehman Investors (collectively, the "Stockholders") entered into a Stockholders Agreement (the "Stockholders Agreement") dated as of October 15, 1997. The Stockholders Agreement contains certain restrictions with respect to the transferability of the Company's capital stock, subject to certain exceptions. The Stockholders Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders Agreement will terminate at such time as more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities (collectively, "Common Equivalents") then outstanding have been sold pursuant to one or more public offerings, except that the registration rights continue as to any common stock held by the Stockholders as long as they own their shares, and the voting provisions contained in the Stockholders Agreement terminate on October 15, 2007.

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $5,055,300, $1,553,200 and $1,247,000 for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions. During the year ended December 31, 1997 and the nine months ended December 31, 1996, Lehman Brothers received underwriting discounts and commissions of $4.6 million and $2.6 million in connection with the offering of the 9 1/4% Notes and 10 3/8% Notes, respectively. In connection with the tender offer component of the Recapitalization, Lehman Brothers received a customary fee for acting as Dealer Manager and Solicitation Agent. In addition, one or more affiliates of Lehman Brothers received underwriting commissions of $4.7 million in connection with the Credit Facility. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders Agreement and the Company's By-laws.

     In May 1996, the Company purchased $343,000 principal amount of 13 3/4% Debentures from A. Robert Towbin, who is a director of the Company and who is managing director of C. E. Unterberg Towbin. The Company purchased such 13 3/4% Debentures at a price of 103.65% of the principal thereof plus accrued interest. In May 1996, the 13 3/4% Debentures were callable at a price of 103.75% of the principal amount thereof. In connection with the Recapitalization, the Company paid C. E. Unterberg Towbin a fee of $1.0 million for investment banking services.

     The Company has paid Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $78,000, $176,000 and $41,000 during the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively. Mr. Kisner also received stock options for 900 and 1,750 shares during the years ended December 31, 1998 and 1997, respectively. As of January 1999, Mr. Kisner is employed by the Company.

     Pursuant to agreements between the Company and Loral Space (of which BLS is Chairman and Chief Executive Officer), the Company reimburses Loral Space for benefits administration and legal services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.7 million, $0.5 million and $0.2 million for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively. Included in accounts payable at December 31, 1998 and 1997 is $0.1 million and $0.3 million, respectively.

     In connection with the Recapitalization, the Company paid Loral Space $80.6 million for the redemption of its 22.5% equity interest in the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements:

                                                                        PAGE
                                                                        ----
        K & F Industries, Inc. -- Consolidated Financial Statements:
          Independent Auditors' Report..............................    F-1
          Consolidated Balance Sheets as of December 31, 1998 and
             1997...................................................    F-2
          Consolidated Statements of Operations for the Years Ended
             December 31, 1998 and 1997 and the Nine Months Ended
             December 31, 1996......................................    F-3
          Consolidated Statements of Stockholders' Deficiency for
             the Years Ended December 31, 1998 and 1997 and the Nine
             Months Ended December 31, 1996.........................    F-4
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998 and 1997 and the Nine Months Ended
             December 31, 1996......................................    F-5
          Notes to Consolidated Financial Statements................    F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.04 through 10.09 and 10.11, 10.12 and
10.19 and 10.40 are management contracts or compensation plans.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed for the three months ended December 31, 1998.

         Exhibits: See exhibit index below.

     (c) Exhibits

 1.01   --  Purchase Agreement dated as of October 9, 1997 between the
            Company and Lehman Brothers Inc. and Unterberg Harris(10)
 2.01   --  Agreement for Sale and Purchase of Assets dated March 26,
            1989 between Loral Corporation and the Registrant(1)
 2.02   --  Stock Purchase Agreement dated September 15, 1997 among the
            Company and the Stockholders of the Company(10)
 2.03   --  First Amendment to Stock Purchase Agreement dated as of
            October 15, 1997 among the Company and the Stockholders named therein(10)
 3.01   --  Amended and Restated Certificate of Incorporation of the
            Company(10)
 3.02   --  Amended and Restated By-Laws of the Company(10)
 4.01   --  Indenture dated October 15, 1997 for the 9 1/4% Notes
            between the Company and State Street Bank and Trust Company, as trustee(10)
 4.02   --  Indenture dated as of August 15, 1996 for the 10 3/8% Notes between the Company and Fleet National Bank, as trustee(9)
 4.03   --  Indenture dated as of June 1, 1992 for the 11 7/8% Notes between the Company and the Bank of New York, as trustee(5)
 4.04   --  Pledge Agreement dated as of June 10, 1992 between the
            Company and the Bank of New York, as collateral trustee(5)
10.01   --  Securities Purchase Agreement dated as of April 27, 1989, among the Company, BLS and Lehman Brothers Holdings Inc.
            ("LBH")(1)
10.02   --  Assumption Agreement dated as of April 27, 1989(1)
10.03   --  Shares Services Agreement dated as of April 27, 1996 between
            Lockheed Martin Tactical Defense Systems -- Akron and
            Aircraft Braking Systems(10)
10.04   --  Amended and Restated Director Advisory Agreement dated as of
            October 15, 1997, between the Company and BLS(10)

10.05   --  Non-Competition Agreement dated as of April 27, 1989,
            between the Company and BLS(1)
10.06   --  K & F Industries, Inc. Retirement Plan for Salaried
            Employees(5)
10.07   --  K & F Industries, Inc. Savings Plan for Salaried
            Employees(5)
10.08   --  Goodyear Aerospace Corporation Supplemental Unemployment
            Benefits Plan for Salaried Employees -- Plan A(1)
10.09   --  The Loral Systems Group Release and Separation Allowance
            Plan(1)
10.10   --  Letter Agreement dated April 27, 1989, between the Company and LBH(1)
10.11   --  K & F Industries, Inc. 1989 Stock Option Plan(2)
10.12   --  K & F Industries, Inc. Executive Deferred Bonus Plan(2)
10.13   --  Securities Purchase Agreement dated as of July 22, 1991 among the Company, BLS and the Lehman Investors(4)
10.14   --  Securities Purchase Agreement among the Company, BLS and the
            Lehman Investors dated September 2, 1994(6)
10.15   --  Amended and Restated Stockholders Agreement dated as of
            September 2, 1994, by and among the Company, BLS, the Lehman
            Investors, Chase Capital Partners and Loral Space(6)
10.16   --  Agreement dated as of September 2, 1994, between the Company and Loral Space(6)
10.17   --  Amendment of Stockholders Agreement dated November 8,
            1994(6)
10.18   --  Securities Conversion Agreement among the Company and the
            Converting Stockholders, dated November 8, 1994(6)
10.19   --  K & F Industries, Inc. Supplemental Executive Retirement
            Plan(8)
10.20   --  Amended and Restated Credit Agreement dated as of August 14,
            1996, among Aircraft Braking Systems ("ABS"), Engineered
            Fabrics Corporation ("EFC"), the Lenders (as defined therein), Lehman Commercial Paper, Inc., as Documentation
            Agent and Chase Securities Inc., individually and as agent for the Lenders ("Chase")(9)
10.21   --  Amended and Restated Security Agreement dated as of August
            14, 1996, between ABS and Chase(9)
10.22   --  Amended and Restated Security Agreement dated as of August
            14, 1996, between EFC and Chase(9)
10.23   --  Revolving Credit Note dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank(9)
10.24   --  Facility A Notes dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank(9)
10.25   --  Amended and Restated K & F Agreement dated as of August 14,
            1996, between the Company and Chase(9)
10.26   --  Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between ABS and Chase(9)
10.27   --  Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between EFC and Chase(9)
10.28   --  Purchase Agreement dated August 12, 1996 among the Company,
            Lehman Brothers Inc. and Chase Securities Inc.(9)
10.29   --  Registration Rights Agreement dated as of August 15, 1996 among the Company, Lehman Brothers Inc. and Chase Securities
            Inc.(9)
10.30   --  Credit Agreement dated as of October 15, 1997 among ABS,
            EFC, the Lenders (as defined therein), Lehman Commercial
            Paper, Inc. as Documentation Agent and The First National
            Bank of Chicago ("FNBC"), as Administrative Agent(10)

10.31   --  Guarantee and Collateral Agreement dated as of October 15,
            1997 among the Company, ABS, EFC, certain subsidiaries named therein and FNBC, as Collateral Agent(10)
10.32   --  Subordination Agreement dated as of October 15, 1997 between
            ABS and FNBC(10)
10.33   --  Subordination Agreement dated as of October 15, 1997 between
            EFC and FNBC(10)
10.34   --  Intercreditor Agreement dated as of October 15, 1997 among the Pension Benefit Guaranty Corporation ("PBGC"), FNBC,
            ABS, EFC and the Company(10)
10.35   --  K & F Agreement dated as of October 15, 1997 executed by the
            Company in favor of FNBC(10)
10.36   --  Settlement Agreement dated as of October 15, 1997 between the Company and PBGC(10)
10.37   --  Registration Rights Agreement dated as of October 15, 1997 between the Company and Lehman Brothers Inc. and Unterberg
            Harris(10)
10.38   --  Dealer Manager Agreement dated as of September 15, 1997 between Lehman Brothers Inc. and the Company(10)
10.39   --  Stockholders' Agreement dated as of October 15, 1997 between the Company and the Stockholders identified therein(10)
10.40   --  K & F Industries, Inc. 1998 Stock Option Plan
12.01   --  Statement of computations of ratio of earnings to fixed charges(10)
21.01   --  Subsidiaries of the Registrant(1)
24.01   --  Powers of Attorney (included on signature page)
27.01   --  Financial Data Schedule

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

Date: March 31, 1999

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                         *                           Chairman of the Board, Chief       March 31, 1999
---------------------------------------------------  Executive Officer and Director
                Bernard L. Schwartz                  (principal executive officer)

              /s/ KENNETH M. SCHWARTZ                Executive Vice President           March 31, 1999
---------------------------------------------------
                Kenneth M. Schwartz

              /s/ DIRKSON R. CHARLES                 Chief Financial Officer            March 31, 1999
---------------------------------------------------  (principal financial and
                Dirkson R. Charles                   accounting officer)

                         *                           Director                           March 31, 1999
---------------------------------------------------
                  David J. Brand

                         *                           Director                           March 31, 1999
---------------------------------------------------
                Herbert R. Brinberg

                         *                           Director                           March 31, 1999
---------------------------------------------------
                  Robert B. Hodes

                         *                           Director                           March 31, 1999
---------------------------------------------------
                 Ronald H. Kisner

                         *                           Director                           March 31, 1999
---------------------------------------------------
                  John R. Paddock

                         *                           Director                           March 31, 1999
---------------------------------------------------
                 A. Robert Towbin

                         *                           Director                           March 31, 1999
---------------------------------------------------
                Alan H. Washkowitz

           *By: /s/ KENNETH M. SCHWARTZ              Attorney-in-Fact                   March 31, 1999
   ---------------------------------------------
                Kenneth M. Schwartz

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

New York, New York
January 27, 1999

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1998             1997
                                                              -------------    -------------
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   6,844,000    $   4,707,000
  Accounts receivable -- net................................     35,990,000       40,014,000
  Inventory.................................................     70,296,000       65,871,000
  Other current assets......................................        673,000          559,000
                                                              -------------    -------------
          Total current assets..............................    113,803,000      111,151,000
                                                              -------------    -------------
Property, Plant and Equipment -- Net........................     75,280,000       70,638,000
Prepaid Pension Cost........................................     13,807,000        7,848,000
Deferred Charges -- Net of amortization of $7,456,000 and
  $4,502,000................................................     25,631,000       28,382,000
Cost in Excess of Net Assets Acquired -- Net of amortization
  of $59,041,000 and $52,933,000............................    179,700,000      190,720,000
Intangible Assets -- Net of amortization of $32,960,000 and
  $29,804,000...............................................     11,878,000       16,497,000
                                                              -------------    -------------
          Total Assets......................................  $ 420,099,000    $ 425,236,000
                                                              =============    =============
                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable..........................................  $  15,328,000    $  17,979,000
  Current portion of long-term debt.........................      8,000,000        1,500,000
  Interest payable..........................................      5,133,000        4,725,000
  Other current liabilities.................................     46,503,000       54,994,000
                                                              -------------    -------------
          Total current liabilities.........................     74,964,000       79,198,000
                                                              -------------    -------------
Postretirement Benefit Obligation Other Than Pensions.......     75,956,000       75,542,000
Other Long-Term Liabilities.................................      7,664,000        7,830,000
Long-Term Debt..............................................    477,125,000      519,125,000
Commitments and Contingencies (Notes 12 and 13)
  Stockholders' Deficiency:
  Common stock, $.01 par value -- authorized, 1,000,000
     shares; issued and outstanding, 740,398 shares.........          7,000            7,000
  Additional paid-in capital................................    (63,259,000)     (63,259,000)
  Deficit...................................................   (152,616,000)    (191,976,000)
  Accumulated other comprehensive income (loss).............        258,000       (1,231,000)
                                                              -------------    -------------
          Total stockholders' deficiency....................   (215,610,000)    (256,459,000)
                                                              -------------    -------------
          Total Liabilities and Stockholders' Deficiency....  $ 420,099,000    $ 425,236,000
                                                              =============    =============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED             NINE MONTHS
                                                           DECEMBER 31,               ENDED
                                                   ----------------------------    DECEMBER 31,
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Net sales......................................    $345,447,000    $304,331,000    $212,703,000
Cost of sales..................................     196,190,000     188,001,000     136,813,000
                                                   ------------    ------------    ------------
Gross margin...................................     149,257,000     116,330,000      75,890,000
Independent research and development...........      13,705,000      10,873,000       8,623,000
Selling, general and administrative expenses...      35,332,000      40,182,000      17,297,000
Amortization...................................      10,286,000      10,316,000       7,810,000
                                                   ------------    ------------    ------------
Operating income...............................      89,934,000      54,959,000      42,160,000
Interest expense, net of interest income of
  $356,000, $621,000 and $787,000..............      44,830,000      34,091,000      27,197,000
                                                   ------------    ------------    ------------
Income before income taxes and extraordinary
  charge.......................................      45,104,000      20,868,000      14,963,000
Income tax (provision) benefit.................      (5,744,000)     (5,184,000)         81,000
                                                   ------------    ------------    ------------
Income before extraordinary charge.............      39,360,000      15,684,000      15,044,000
Extraordinary charge from early extinguishment
  of debt, net of tax..........................              --     (29,513,000)     (9,142,000)
                                                   ------------    ------------    ------------
Net income (loss)..............................    $ 39,360,000    $(13,829,000)   $  5,902,000
                                                   ============    ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND NINE MONTHS ENDED DECEMBER 31, 1996

                                                                 CLASS B              CLASS A
                                       PREFERRED STOCK        COMMON STOCK          COMMON STOCK        COMMON STOCK
                                     -------------------   -------------------   ------------------   ----------------
                                      SHARES                SHARES                SHARES              SHARES
                                      ISSUED     AMOUNT     ISSUED     AMOUNT     ISSUED    AMOUNT    ISSUED    AMOUNT
                                     ---------   -------   ---------   -------   --------   -------   -------   ------
Balance, April 1, 1996.............  1,027,635   $10,000     458,994   $ 5,000    553,344   $ 6,000        --   $   --
  Net income.......................
  Pension adjustment...............
  Cumulative translation
    adjustments....................
                                     ---------   -------   ---------   -------   --------   -------   -------   ------
Balance, December 31, 1996.........  1,027,635    10,000     458,994     5,000    553,344     6,000        --       --
  Issuance pursuant to stock option
    plan...........................                                                11,250
  Redemption of capital stock......   (657,436)   (7,000)   (458,994)   (5,000)  (194,395)   (2,000)
  Conversion to common stock.......   (370,199)   (3,000)                        (370,199)   (4,000)  740,398    7,000
  Net loss.........................
  Pension adjustment...............
  Cumulative translation
    adjustments....................
                                     ---------   -------   ---------   -------   --------   -------   -------   ------
Balance, December 31, 1997.........         --        --          --        --         --        --   740,398    7,000
  Net Income.......................
  Pension adjustment...............
  Cumulative translation
    adjustments....................
                                     ---------   -------   ---------   -------   --------   -------   -------   ------
Balance, December 31, 1998.........         --   $    --          --   $    --         --   $    --   740,398   $7,000
                                     =========   =======   =========   =======   ========   =======   =======   ======


                                                                     ACCUMULATED
                                      ADDITIONAL                        OTHER
                                       PAID-IN                      COMPREHENSIVE   COMPREHENSIVE
                                       CAPITAL         DEFICIT         INCOME          INCOME
                                     ------------   -------------   -------------   -------------
Balance, April 1, 1996.............  $155,350,000   $(184,049,000)  $(11,023,000)
  Net income.......................                     5,902,000                   $  5,902,000
  Pension adjustment...............                                      (77,000)        (77,000)
  Cumulative translation
    adjustments....................                                      570,000         570,000
                                     ------------   -------------   ------------    ------------
Balance, December 31, 1996.........   155,350,000    (178,147,000)   (10,530,000)   $  6,395,000
                                                                                    ============
  Issuance pursuant to stock option
    plan...........................       952,000
  Redemption of capital stock......  (219,561,000)
  Conversion to common stock.......
  Net loss.........................                   (13,829,000)                  $(13,829,000)
  Pension adjustment...............                                    9,436,000       9,436,000
  Cumulative translation
    adjustments....................                                     (137,000)       (137,000)
                                     ------------   -------------   ------------    ------------
Balance, December 31, 1997.........   (63,259,000)   (191,976,000)    (1,231,000)   $ (4,530,000)
                                                                                    ============
  Net Income.......................                    39,360,000                   $ 39,360,000
  Pension adjustment...............                                    1,213,000       1,213,000
  Cumulative translation
    adjustments....................                                      276,000         276,000
                                     ------------   -------------   ------------    ------------
Balance, December 31, 1998.........  $(63,259,000)  $(152,616,000)  $    258,000    $ 40,849,000
                                     ============   =============   ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED               NINE MONTHS
                                                         DECEMBER 31,                 ENDED
                                                 -----------------------------    DECEMBER 31,
                                                     1998            1997             1996
                                                 ------------    -------------    -------------
Cash Flows From Operating Activities:
  Net income (loss)............................  $ 39,360,000    $ (13,829,000)   $   5,902,000
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation..............................     9,675,000        9,364,000        6,834,000
     Amortization..............................    10,286,000       10,316,000        7,810,000
     Non-cash interest expense-amortization of
       deferred financing charges..............     1,932,000        1,507,000        1,101,000
     Provision for losses on accounts
       receivable..............................       140,000           27,000            2,000
     Extraordinary charge from early
       extinguishment of debt..................            --       29,513,000        9,142,000
     Deferred income taxes.....................     4,912,000        3,621,000         (320,000)
     Changes in assets and liabilities:
       Accounts receivable.....................     3,989,000       (4,060,000)        (552,000)
       Inventory...............................    (4,254,000)       2,377,000       (4,686,000)
       Other current assets....................      (114,000)          27,000          246,000
       Prepaid pension costs...................    (3,283,000)      (7,848,000)              --
       Accounts payable........................    (2,651,000)       6,726,000       (1,232,000)
       Interest payable........................       408,000       (1,964,000)      (1,528,000)
       Other current liabilities...............    (9,491,000)       5,254,000        4,965,000
       Postretirement benefit obligation other
          than pensions........................     1,414,000          103,000           49,000
       Other long-term liabilities.............      (166,000)       1,379,000       (4,339,000)
                                                 ------------    -------------    -------------
          Net cash provided by operating
            activities.........................    52,157,000       42,513,000       23,394,000
                                                 ------------    -------------    -------------
Cash Flows From Investing Activities:
  Capital expenditures.........................   (14,873,000)     (10,016,000)     (14,091,000)
  Deferred charges.............................      (203,000)      (1,781,000)        (250,000)
                                                 ------------    -------------    -------------
          Net cash used in investing
            activities.........................   (15,076,000)     (11,797,000)     (14,341,000)
                                                 ------------    -------------    -------------
Cash Flows From Financing Activities:
  Payments of senior revolving loan............   (55,000,000)     (61,000,000)     (49,000,000)
  Borrowings under senior revolving loan.......    41,000,000       62,000,000       48,000,000
  Payments on long-term debt...................   (21,500,000)    (280,375,000)    (180,000,000)
  Proceeds from issuance of long-term debt.....            --      507,000,000      180,000,000
  Premiums paid on early extinguishment of
     debt......................................            --      (24,418,000)      (4,500,000)
  Deferred charges -- financing costs..........            --      (12,101,000)      (6,772,000)
  Redemption of equity interests...............            --     (218,623,000)              --
  Proceeds from sale and leaseback
     transaction...............................       556,000               --        2,315,000
                                                 ------------    -------------    -------------
          Net cash used in financing
            activities.........................   (34,944,000)     (27,517,000)      (9,957,000)
                                                 ------------    -------------    -------------
Net increase (decrease) in cash and cash
  equivalents..................................     2,137,000        3,199,000         (904,000)
Cash and cash equivalents, beginning of
  period.......................................     4,707,000        1,508,000        2,412,000
                                                 ------------    -------------    -------------
Cash and cash equivalents, end of period.......  $  6,844,000    $   4,707,000    $   1,508,000
                                                 ============    =============    =============
Supplemental Information:
  Interest paid during the period..............  $ 42,846,000    $  35,169,000    $  28,411,000
                                                 ============    =============    =============
  Income taxes paid during the period..........  $  1,055,000    $     136,000    $     344,000
                                                 ============    =============    =============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and anti-skid systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 88% of the Company's total revenues during the year ended December 31, 1998 and Engineered Fabrics Corporation (collectively, the "Subsidiaries"), which generated approximately 12% of the Company's total revenues during the year ended December 31, 1998.

     On October 15, 1997, the Company consummated a recapitalization (the "Recapitalization") consisting of the repurchase of approximately 64% of its outstanding capital stock for a total purchase price of $230.2 million and the repayment of all outstanding indebtedness. Upon giving effect to the repurchase, Bernard L. Schwartz ("BLS") and certain merchant banking partnerships affiliated with Lehman Brothers Holdings Inc. (the "Lehman Investors") each became the owner of 50% of the capital stock of the Company.

     To finance the above transactions, the Company entered into a new credit facility (the "Credit Facility") for $372 million and issued $185 million of 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Notes").

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

     Revenue and Expense Recognition -- Sales are recorded as units are shipped. The Company customarily sells original wheel and brake equipment below cost as an investment in a new airframe which is expected to be recovered through the subsequent sale of replacement parts. These commercial investments (losses) are recognized when original equipment is shipped. For the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, investments were $31.9 million, $28.3 million and $20.2 million, respectively. Losses on U.S. government contracts are immediately recognized in full when determinable.

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Deferred Charges -- Deferred charges consist primarily of financing costs ($9.7 million and $11.7 million, which is net of amortization (non-cash interest expense) of $2.4 million and $0.4 million at December 31, 1998 and 1997, respectively), and program participation costs ($12.3 million and $13.1 million, which is net of amortization of $4.0 million and $3.2 million, at December 31, 1998 and December 31, 1997, respectively) paid in connection with the sole-source award of wheels, brakes and anti-skid equipment on the McDonnell Douglas Corporation's MD-90 twin-jet program. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over 6 to 10 years which reflect the terms of the Company's debt.

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

     Evaluation of Long-Lived Assets -- Long-lived assets are assessed for recoverability on an on-going basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. In evaluating the value and future benefits of long-lived assets, their carrying value would be compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, resulting from the Company's evaluations.

     Warranty -- Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

     Business and Credit Concentrations -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U. S. government accounted for approximately 14%, 12% and 12% of total sales for the years ended December 31, 1998 and 1997 and the nine months ended December 31,1996, respectively. No other single customer accounted for 10% or more of consolidated revenues for the year and fiscal years then ended, and there were no significant accounts receivable from a single customer, except the U.S. government, at December 31, 1998 and December 31, 1997.

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

     Reporting Changes -- During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Also during 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. The Company also adopted

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

SFAS No. 132 during 1998, "Employee Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosure requirements for pensions and other postretirement benefit plans. Adoption of the above disclosure requirements did not affect the Company's financial results.

     New Accounting Pronouncements -- In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, on its financial position upon the adoption of SFAS No. 133.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed and is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-1 will not have a material impact on its financial position, results of operations or cash flows.

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to the current period presentation.

3.  ACCOUNTS RECEIVABLE

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Accounts receivable, principally from commercial
  customers...............................................  $32,434,000    $36,506,000
Accounts receivable on U.S. government and other long-term
  contracts...............................................    3,803,000      3,904,000
Allowances................................................     (247,000)      (396,000)
                                                            -----------    -----------
          Total...........................................  $35,990,000    $40,014,000
                                                            ===========    ===========

4.  INVENTORY

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Raw materials and work-in-process.........................  $46,245,000    $43,236,000
Finished goods............................................   14,364,000     11,726,000
Inventoried costs related to U.S. government and other
  long-term contracts.....................................    9,687,000     10,909,000
                                                            -----------    -----------
          Total...........................................  $70,296,000    $65,871,000
                                                            ===========    ===========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
Land....................................................  $    661,000    $    661,000
Buildings and improvements..............................    35,257,000      34,895,000
Machinery, equipment, furniture and fixtures............   119,949,000     111,360,000
                                                          ------------    ------------
          Total.........................................   155,867,000     146,916,000
Less accumulated depreciation and amortization..........    80,587,000      76,278,000
                                                          ------------    ------------
          Total.........................................  $ 75,280,000    $ 70,638,000
                                                          ============    ============

6.  OTHER CURRENT LIABILITIES

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Accrued payroll costs.....................................  $17,448,000    $17,399,000
Accrued taxes.............................................    6,864,000      7,895,000
Accrued costs on long-term contracts......................    2,342,000      7,590,000
Accrued warranty costs....................................    8,165,000      7,496,000
Customer credits..........................................    2,777,000      4,172,000
Postretirement benefit obligation other than pensions.....    3,000,000      2,000,000
Other.....................................................    5,907,000      8,442,000
                                                            -----------    -----------
          Total...........................................  $46,503,000    $54,994,000
                                                            ===========    ===========

7.  LONG-TERM DEBT

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
Senior Revolving Loan...................................  $         --    $ 14,000,000
Senior Term Loan A......................................    49,375,000      49,875,000
Senior Term Loan B......................................   250,750,000     271,750,000
9 1/4% Senior Subordinated Notes due 2007...............   185,000,000     185,000,000
                                                          ------------    ------------
Total...................................................   485,125,000     520,625,000
Less current maturities.................................     8,000,000       1,500,000
                                                          ------------    ------------
          Total.........................................  $477,125,000    $519,125,000
                                                          ============    ============

     The Credit Facility consists of a term loan facility in an aggregate principal amount of $300.1 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loan"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $49.4 million and a Tranche B term loan ("Term Loan B") in the principal amount of $250.7 million. The interest rates under the Credit Facility are, at the Company's option, either the LIBOR or prime rate, in each case plus a margin. At December 31, 1998 and 1997, the average interest rate on outstanding borrowings on the Credit Facility was 7.4% and 8.3%, respectively. As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% and matures December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. At December 31, 1998, the notional value on the interest rate swap agreement was $135

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
million and the fair value was approximately $4.6 million in favor of the counterparty (taking into account interest rates in effect at December 31, 1998), representing the amount the Company would pay if the agreement was terminated. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. This interest rate agreement effectively fixes the Company's all in borrowing rate at 8.3% on $135 million of borrowings at December 31, 1998. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million per year in years one to five and $47.4 million in year six. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with scheduled installments of $1.0 million per year in years one to seven and $245 million in year eight. The Company is required to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from a portion of excess cash flow (as defined). As a result of the excess cash flow calculation, $26.5 million is required to be paid in 1999. The Company voluntarily prepaid $20 million during 1998 and the balance of $6.5 million (classified as current at December 31, 1998) was paid in January 1999.

     Scheduled debt maturities of the Term Loans for the five years subsequent to December 31, 1998 are as follows:

                      YEAR ENDING
                      DECEMBER 31,                          AMOUNT
                      ------------                        -----------
   1999.................................................  $ 8,000,000
   2000.................................................    1,500,000
   2001.................................................    1,500,000
   2002.................................................    1,500,000
   2003.................................................   48,375,000

     The Credit Facility provides for Revolving Loans not to exceed $50 million, with up to $20 million available for letters of credit. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 1998 and 1997, the Company had $42.0 million and $27.2 million available to borrow, respectively. At December 31, 1998 and 1997, the Company had outstanding letters of credit of $8.0 million and $8.8 million, respectively.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 1998.

     On October 15, 1997, the Company issued $185 million of 9 1/4% Notes which mature on October 15, 2007. The 9 1/4% Notes are not subject to a sinking fund. The 9 1/4% Notes may not be redeemed prior to October 15, 2002. On or after October 15, 2002, the Company may redeem the 9 1/4% Notes at descending premiums ranging from 104.625% in October 2002 to no premium after October 2005.

     Proceeds from the Credit Facility and the 9 1/4% Notes were used to finance the Recapitalization.

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

     During the nine months ended December 31, 1996, the Company redeemed $180 million of its 13 3/4% Senior Subordinated Debentures at a redemption price of 102.5%. In connection therewith, the Company recorded an extraordinary charge of $9.1 million for the write-off of unamortized financing costs and redemption premiums.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of all financial instruments reported on the balance sheet at December 31, 1998 and 1997 approximate their fair value, except as discussed below. See Note 7 for disclosure of the fair value of the Company's interest rate swap agreement.

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $487 million and $525 million at December 31, 1998 and 1997, respectively.

9.  CAPITAL STOCK

     a. In connection with the Recapitalization, the Company purchased all but 740,398 shares of its capital stock at a per share price of $175.58. All purchased shares were retired and canceled. The 740,398 retained shares were reclassified as common stock. In connection with the purchase of the capital stock, the Company directly increased its stockholders' deficiency by $218.6 million.

     b. The Company has two stock option plans which provide for the grant of non-qualified or incentive stock options to acquire an aggregate of 100,000 authorized but unissued shares of common stock. The options granted are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and remain exercisable until the expiration of the option, 10 years from the date of the grant. All options granted in 1998 and 1997 were issued with an exercise price of $175.00 per share.

     Stock option activity is summarized as follows:

                                             YEAR ENDED
                                            DECEMBER 31,       NINE MONTHS ENDED
                                          -----------------      DECEMBER 31,
                                           1998      1997            1996
                                          ------    -------    -----------------
Outstanding at beginning of year........  35,550     11,250         11,500
Granted.................................  11,800     35,550             --
Exercised...............................      --    (11,250)            --
Canceled................................      --         --           (250)
                                          ------    -------         ------
Outstanding at end of year..............  47,350     35,550         11,250
                                          ======    =======         ======
Exercisable options outstanding.........      --         --         10,375
                                          ======    =======         ======
Available for future grant..............  41,400      3,200         38,750
                                          ======    =======         ======

     The weighted-average remaining contractual life of options outstanding at December 31, 1998 was 9.1 years.

     All Company options issued prior to 1997 were granted at a per share exercise price of $84.60. All such options were exercised prior to the consummation of the Recapitalization and the common stock issued upon exercise of such options was purchased as part of the Recapitalization at a per share price of $175.58. In connection therewith, the Company recorded a charge to operations of $1.0 million.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     In addition to the stock option plans as described above, certain individuals held options to purchase 70,500 shares of the Company's capital stock owned by BLS at a per share exercise price of $40. All such options were exercised prior to the consummation of the Recapitalization and the common stock issued upon exercise of such options was purchased as part of the Recapitalization at a per share price of $175.58. In connection therewith, the Company recorded a charge to operations of $9.6 million.

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

     d. In April 1996, Loral Space & Communications Ltd. ("Loral Space") (which then owned 22.5% of the outstanding capital stock of K & F) granted options to certain officers and employees of K & F to purchase 265,000 shares of Loral Space common stock at $10.50 per share. Such exercise price was equal to the market price at grant date. These options expire ten years from the date of grant and become exercisable ratably over a five-year period.

         K & F is obligated to pay semi-annual interest at the six month LIBOR rate plus two percent to Loral Space on the balance of options issued but not exercised, times $10.50. During the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, the amount charged against income was $0.2 million, $0.2 million and $0.1 million, respectively.

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

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Components of other comprehensive income (loss) consist of the following:

                                                                                                 ACCUMULATED
                                                MINIMUM                 CUMULATIVE                  OTHER
                                                PENSION                 TRANSLATION             COMPREHENSIVE
                                               LIABILITY                ADJUSTMENTS             INCOME (LOSS)
                                               ---------                -----------             -------------
April 1, 1996.....................       $          (10,572,000)     $        (451,000)     $          (11,023,000)
1996 Change.......................                      (77,000)               570,000                     493,000
                                         ----------------------      -----------------      ----------------------
December 31, 1996.................                  (10,649,000)               119,000                 (10,530,000)
1997 Change.......................                    9,436,000               (137,000)                  9,299,000
                                         ----------------------      -----------------      ----------------------
December 31, 1997.................                   (1,213,000)               (18,000)                 (1,231,000)
1998 Change.......................                    1,213,000                276,000                   1,489,000
                                         ----------------------      -----------------      ----------------------
December 31, 1998.................       $                   --      $         258,000      $              258,000
                                         ======================      =================      ======================

     The tax benefit or expense related to the components of other comprehensive income was not material.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

11.  EMPLOYEE BENEFIT PLANS

     The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions. The Company's funding policy is to contribute the lesser of the amount required by the Employee Retirement Income Security Act of 1974 ("ERISA") without considering the $10 million credit balance accumulated by the Company per ERISA calculations on December 31, 1997 plus interest, or the maximum deductible for tax purposes.

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

                                           PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                             DECEMBER 31,                   DECEMBER 31,
                                      --------------------------    ----------------------------
                                         1998           1997            1998            1997
                                      -----------    -----------    ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year..............................  $81,552,000    $73,120,000    $ 65,444,000    $ 58,846,000
Service cost........................    2,535,000      1,970,000       1,824,000       1,242,000
Interest cost.......................    5,830,000      5,662,000       5,195,000       4,422,000
Plan participants' contributions....      337,000        267,000         493,000         531,000
Amendments..........................      584,000             --      11,801,000              --
Actuarial loss (gain)...............    2,907,000      4,144,000      (2,407,000)      3,130,000
Benefits paid.......................   (3,913,000)    (3,611,000)     (3,408,000)     (2,727,000)
                                      -----------    -----------    ------------    ------------
Benefit obligation at end of year...   89,832,000     81,552,000      78,942,000      65,444,000
                                      -----------    -----------    ------------    ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year.................   78,676,000     63,268,000              --              --
Actual return on plan assets........    9,212,000     11,214,000              --              --
Employer contributions..............    4,887,000      7,538,000       2,915,000       2,196,000
Plan participants' contributions....      337,000        267,000         493,000         531,000
Benefits paid.......................   (3,913,000)    (3,611,000)     (3,408,000)     (2,727,000)
                                      -----------    -----------    ------------    ------------
Fair value of plan assets at end of
  year..............................   89,199,000     78,676,000              --              --
                                      -----------    -----------    ------------    ------------
Funded status.......................     (633,000)    (2,876,000)    (78,942,000)    (65,444,000)
Unrecognized actuarial loss.........   12,860,000     11,937,000      18,450,000      21,898,000
Unrecognized prior service cost.....    1,580,000      1,463,000     (18,464,000)    (33,996,000)
                                      -----------    -----------    ------------    ------------
Net amount recognized...............  $13,807,000    $10,524,000    $(78,956,000)   $(77,542,000)
                                      ===========    ===========    ============    ============
AMOUNTS RECOGNIZED IN THE STATEMENT
  OF FINANCIAL POSITION CONSIST OF:
Prepaid (accrued) benefit cost......  $13,807,000    $ 7,848,000    $(78,956,000)   $(77,542,000)
Intangible asset....................           --      1,463,000              --              --
Accumulated other comprehensive
  income............................           --      1,213,000              --              --
                                      -----------    -----------    ------------    ------------
Net amount recognized...............  $13,807,000    $10,524,000    $(78,956,000)   $(77,542,000)
                                      ===========    ===========    ============    ============
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.......................         7.00%          7.25%           7.00%           7.25%
Expected return on plan assets......         9.50           9.50              --              --
Rate of compensation increase.......         4.50           4.50            4.50            4.50

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

                                     PENSION BENEFITS                              POSTRETIREMENT BENEFITS
                       ---------------------------------------------    ---------------------------------------------
                              YEAR ENDED                                       YEAR ENDED
                             DECEMBER 31,          NINE MONTHS ENDED          DECEMBER 31,          NINE MONTHS ENDED
                       -------------------------     DECEMBER 31,       -------------------------     DECEMBER 31,
                          1998          1997             1996              1998          1997             1996
                       -----------   -----------   -----------------    -----------   -----------   -----------------
Service cost.........  $ 2,535,000   $ 1,970,000      $ 1,521,000       $ 1,824,000   $ 1,242,000      $   873,000
Interest cost........    5,830,000     5,662,000        3,980,000         5,195,000     4,422,000        3,176,000
Expected return on
  plan assets........   (7,518,000)   (6,096,000)      (3,801,000)               --            --               --
Amortization of prior
  service cost.......      467,000       413,000          310,000        (3,730,000)   (4,677,000)      (3,508,000)
Recognized actuarial
  loss...............      290,000       362,000          564,000         1,040,000     1,259,000        1,120,000
                       -----------   -----------      -----------       -----------   -----------      -----------
Net periodic benefit
  cost...............  $ 1,604,000   $ 2,311,000      $ 2,574,000       $ 4,329,000   $ 2,246,000      $ 1,661,000
                       ===========   ===========      ===========       ===========   ===========      ===========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plan with accumulated benefit obligations in excess of plan assets was $36.0 million, $32.6 million and $31.9 million, respectively, as of December 31, 1997.

     For measurement purposes, a 7.14% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.25% for 2001 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                 ONE-PERCENTAGE-    ONE-PERCENTAGE-
                                                 POINT INCREASE     POINT DECREASE
                                                 ---------------    ---------------
Effect on total of service cost and interest
  cost components..............................    $ 1,103,000        $  (888,000)
Effect on postretirement benefit obligation....     11,347,000         (9,241,000)

     Investments held by the Company's pension plans consist primarily of S&P 500 equity securities and investment grade fixed income securities.

     Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). Under one of these plans, the Company matches 50% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after five years of service. The matching contributions were $1,205,000, $782,000 and $572,000 for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

12.  COMMITMENTS

     The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

YEAR ENDING
DECEMBER 31,                                                 AMOUNT
------------                                               ----------
1999.....................................................  $5,557,000
2000.....................................................   5,006,000
2001.....................................................   2,329,000
2002.....................................................   1,603,000
2003.....................................................   1,202,000
Thereafter...............................................   5,509,000

     Rental expense was $5,410,000, $5,060,000 and $3,491,000 for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively.

13.  CONTINGENCIES

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14.  INCOME TAXES

     The components of the net deferred tax asset and corresponding valuation allowance are as follows:

                                                         DECEMBER 31,
                                                ------------------------------
                                                    1998             1997
                                                -------------    -------------
Tax net operating loss carryforwards..........  $  62,335,000    $  72,270,000
Temporary differences:
  Postretirement and other employee
     benefits.................................     33,899,000       32,772,000
  Intangibles.................................     37,261,000       39,929,000
  Program participation costs.................     (6,349,000)      (6,409,000)
  Other.......................................     10,460,000       13,083,000
                                                -------------    -------------
Deferred tax benefit..........................    137,606,000      151,645,000
Valuation allowance...........................   (137,606,000)    (151,645,000)
                                                -------------    -------------
Net deferred tax asset........................  $          --    $          --
                                                =============    =============

     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company has established a valuation allowance against these benefits given the uncertain nature of their ultimate realization.

     In the event of future recognition of a 100 percent reduction of the valuation allowance, income tax expense and goodwill would be reduced by $62 million and $76 million, respectively. The realization of these benefits would reduce future income tax payments by $138 million.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The Company's provision (benefit) for income taxes before extraordinary charges consists of:

                                                 YEAR ENDED
                                                DECEMBER 31,            NINE MONTHS ENDED
                                         ---------------------------      DECEMBER 31,
                                             1998           1997              1996
                                         ------------    -----------    -----------------
Current domestic provision.............  $ 17,135,000    $ 8,001,000       $ 1,330,000
Foreign provision......................       230,000        908,000           170,000
Domestic utilization of net operating
  loss carryforwards...................   (11,621,000)    (5,136,000)       (1,581,000)
Change in net deferred tax asset.......            --      1,411,000                --
                                         ------------    -----------       -----------
Income tax provision (benefit).........  $  5,744,000    $ 5,184,000       $   (81,000)
                                         ============    ===========       ===========

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                       YEAR ENDED
                                                      DECEMBER 31,     NINE MONTHS ENDED
                                                     --------------      DECEMBER 31,
                                                     1998     1997           1996
                                                     -----    -----    -----------------
Statutory federal income tax rate..................   35.0%    35.0%          35.0%
Change in the valuation allowance..................     --      8.0          (29.4)
Utilization of tax net operating losses............  (27.3)   (25.9)         (10.6)
State tax..........................................    4.9      3.3            3.4
Foreign subsidiaries tax provision.................    0.1      4.4            1.1
                                                     -----    -----          -----
Effective income tax rate..........................   12.7%    24.8%          (0.5)%
                                                     =====    =====          =====

     The Company has tax net operating loss carryforwards of approximately $156 million at December 31, 1998. The tax net operating losses expire from 2006 through 2012, with $30 million of carryforwards expiring in 2006.

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $5,055,300, $1,553,200 and $1,247,000 for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions. During the year ended December 31, 1997 and the nine month ended December 31, 1996, Lehman Brothers received underwriting discounts and commissions of $4.6 million

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
and $2.6 million in connection with the offering of the 9 1/4% Notes and 10 3/8% Notes, respectively. In connection with the tender offer component of the Recapitalization, Lehman Brothers received a customary fee for acting as Dealer Manager and Solicitation Agent. In addition, one or more affiliates of Lehman Brothers received underwriting commissions of $4.7 million in connection with the Credit Facility. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

     In May 1996, the Company purchased $343,000 principal amount of 13 3/4% Debentures from A. Robert Towbin, as trustee, who is a director of the Company and who is managing director of C. E. Unterberg Towbin. The Company purchased such 13 3/4% Debentures at a price of 103.65% of the principal thereof plus accrued interest. In May 1996, the 13 3/4% Debentures were callable at a price of 103.75% of the principal amount thereof. In connection with the Recapitalization, the Company paid Unterberg Harris a fee of $1.0 million for investment banking services.

     The Company has paid Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $78,000, $176,000 and $41,000 during the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively. Mr. Kisner also received stock options for 900 and 1,750 shares during the years ended December 31, 1998 and 1997, respectively. As of January 1, 1999, Mr. Kisner is employed by the Company.

     Pursuant to agreements between the Company and Loral Space (of which BLS is Chairman and Chief Executive Officer), the Company reimburses Loral Space for benefits administration and legal services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.7 million, $0.5 million and $0.2 million for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively. Included in accounts payable at December 31, 1998 and 1997 is $0.1 million and $0.3 million, respectively.

     In connection with the Recapitalization, the Company paid Loral Space $80.6 million for the redemption of its 22.5% equity interest in the Company.

16.  SEGMENTS

     The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems and Engineered Fabrics, each considered an operating segment. Aircraft Braking Systems manufactures aircraft wheels, brakes and anti-skid systems. Engineered Fabrics manufactures aircraft fuel tanks and iceguards and various other products from coated fabrics. The accounting policies of the subsidiaries are the same as those described in the summary of significant accounting policies. Both subsidiaries are managed separately due to different products, technology and marketing strategies. The Company evaluates performance of the subsidiaries based on profits from operations before interest, income taxes and extraordinary charges.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents financial information about the Company's segments:

                                                    YEAR ENDED             NINE MONTHS
                                                   DECEMBER 31,               ENDED
                                           ----------------------------    DECEMBER 31,
                                               1998            1997            1996
                                           ------------    ------------    ------------
Sales:
  Aircraft Braking Systems...............  $305,911,000    $269,078,000    $192,014,000
  Engineered Fabrics.....................    39,536,000      35,253,000      20,689,000
                                           ------------    ------------    ------------
                                           $345,447,000    $304,331,000    $212,703,000
                                           ============    ============    ============
Earnings Before Interest Taxes
  Depreciation and Amortization:
  Aircraft Braking Systems...............  $102,894,000    $ 70,365,000    $ 53,909,000
  Engineered Fabrics.....................     7,001,000       4,274,000       2,895,000
                                           ------------    ------------    ------------
                                           $109,895,000    $ 74,639,000    $ 56,804,000
                                           ============    ============    ============
Operating Income:
  Aircraft Braking Systems...............  $ 84,927,000    $ 52,793,000    $ 40,907,000
  Engineered Fabrics.....................     5,007,000       2,166,000       1,253,000
                                           ------------    ------------    ------------
                                           $ 89,934,000    $ 54,959,000    $ 42,160,000
                                           ============    ============    ============
Depreciation and Amortization:
  Aircraft Braking Systems...............  $ 17,967,000    $ 17,572,000    $ 13,002,000
  Engineered Fabrics.....................     1,994,000       2,108,000       1,642,000
                                           ------------    ------------    ------------
                                           $ 19,961,000    $ 19,680,000    $ 14,644,000
                                           ============    ============    ============
Capital Expenditures:
  Aircraft Braking Systems...............  $ 13,726,000    $  9,462,000    $ 13,161,000
  Engineered Fabrics.....................       886,000         547,000         903,000
                                           ------------    ------------    ------------
          Total Segments.................    14,612,000      10,009,000      14,064,000
  Corporate..............................       261,000           7,000          27,000
                                           ------------    ------------    ------------
                                           $ 14,873,000    $ 10,016,000    $ 14,091,000
                                           ============    ============    ============

                                                           DECEMBER 31,
                                           --------------------------------------------
                                               1998            1997            1996
                                           ------------    ------------    ------------
Total Assets:
  Aircraft Braking Systems...............  $352,057,000    $354,099,000    $352,182,000
  Engineered Fabrics.....................    57,773,000      59,089,000      56,247,000
                                           ------------    ------------    ------------
                                           $409,830,000    $413,188,000    $408,429,000
                                           ============    ============    ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following reconciles the total assets for the reportable segments to the Company's consolidated assets:

                                                           DECEMBER 31,
                                           --------------------------------------------
                                               1998            1997            1996
                                           ------------    ------------    ------------
Total Assets:
  Total assets for reportable segments...  $409,830,000    $413,188,000    $408,429,000
  Deferred financing costs not allocated
     to segments.........................     9,734,000      11,666,000       8,745,000
  Corporate assets.......................       535,000         382,000         530,000
  Deferred tax asset not allocated to
     segments............................            --              --       1,411,000
                                           ------------    ------------    ------------
          Consolidated Total.............  $420,099,000    $425,236,000    $419,115,000
                                           ============    ============    ============

The following represents the Company's total sales by products:

                                                    YEAR ENDED             NINE MONTHS
                                                   DECEMBER 31,               ENDED
                                           ----------------------------    DECEMBER 31,
                                               1998            1997            1996
                                           ------------    ------------    ------------
Braking systems..........................  $305,911,000    $269,078,000    $192,014,000
Fuel tanks...............................    30,256,000      26,564,000      14,030,000
Other....................................     9,280,000       8,689,000       6,659,000
                                           ------------    ------------    ------------
                                           $345,447,000    $304,331,000    $212,703,000
                                           ============    ============    ============

     The following represents export sales by geographic location:

                                                    YEAR ENDED             NINE MONTHS
                                                   DECEMBER 31,               ENDED
                                           ----------------------------    DECEMBER 31,
                                               1998            1997            1996
                                           ------------    ------------    ------------
Sales:
  United States..........................  $197,268,000    $172,277,000     122,207,000
  Europe.................................    74,228,000      70,578,000      49,894,000
  Asia...................................    35,845,000      29,763,000      22,098,000
  North America..........................    20,165,000      16,671,000       7,277,000
  South America..........................    13,042,000      10,211,000       9,732,000
  Australia..............................     4,899,000       4,831,000       2,495,000
                                           ------------    ------------    ------------
                                           $345,447,000    $304,331,000    $212,703,000
                                           ============    ============    ============

     Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $318,000, $333,000 and $293,000 as of December 31, 1998, 1997 and 1996, respectively.

     The U.S. government accounted for approximately 14%, 12% and 12% of the Company's total sales for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

17.  COMPARATIVE RESULTS (UNAUDITED)

     The following financial information for the years ended December 31, 1998, 1997 and 1996 is presented for comparative purposes. The financial information for the year ended December 31, 1996 is unaudited.

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1998            1997            1996
                                           ------------    ------------    ------------
Net sales................................  $345,447,000    $304,331,000    $277,655,000
Gross margin.............................    49,257,000     116,330,000      96,684,000
Operating income.........................    89,934,000      54,959,000      50,009,000
Income before income taxes and
  extraordinary charge...................    45,104,000      20,868,000      13,052,000
Income before extraordinary charge.......    39,360,000      15,684,000      13,133,000
Net income (loss)........................    39,360,000     (13,829,000)      3,991,000