Form 10-Q
period 1999-03-31
K&F INDUSTRIES INC
filed 1999-05-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

As of May 1, 1999, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          March 31,           December 31,
                                                            1999                  1998
                                                        -------------        -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                             $   3,577,000        $   6,844,000
  Accounts receivable, net                                 46,735,000           35,990,000
  Inventory                                                72,655,000           70,296,000
  Other current assets                                        887,000              673,000
                                                        -------------        -------------
Total current assets                                      123,854,000          113,803,000
                                                        -------------        -------------

Property, plant and equipment                             159,038,000          155,867,000
  Less, accumulated depreciation and amortization          82,788,000           80,587,000
                                                        -------------        -------------
                                                           76,250,000           75,280,000
                                                        -------------        -------------

Prepaid pension cost                                       13,807,000           13,807,000
Deferred charges, net of amortization                      25,054,000           25,631,000
Cost in excess of net assets acquired, net of
  amortization                                            177,174,000          179,700,000
Intangible assets, net of amortization                     11,500,000           11,878,000
                                                        -------------        -------------
                                                        $ 427,639,000        $ 420,099,000
                                                        =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                               $  16,075,000        $  15,328,000
  Current portion of senior term loans                      1,500,000            8,000,000
  Interest payable                                          9,901,000            5,133,000
  Other current liabilities                                50,643,000           46,503,000
                                                        -------------        -------------
Total current liabilities                                  78,119,000           74,964,000
                                                        -------------        -------------

Postretirement benefit obligation other
  than pensions                                            75,956,000           75,956,000
Other long-term liabilities                                 8,214,000            7,664,000
Senior revolving loan                                      12,000,000                   --
Senior term loan A                                         48,750,000           48,875,000
Senior term loan B                                        222,500,000          243,250,000
9 1/4% senior subordinated notes due 2007                 185,000,000          185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                 7,000                7,000
  Additional paid-in capital                              (63,259,000)         (63,259,000)
  Deficit                                                (139,846,000)        (152,616,000)
  Accumulated other comprehensive income                      198,000              258,000
                                                        -------------        -------------
Total stockholders' deficiency                           (202,900,000)        (215,610,000)
                                                        -------------        -------------
                                                        $ 427,639,000        $ 420,099,000
                                                        =============        =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended
                                     --------------------------------
                                       March 31,           March 31,
                                         1999                1998
                                     ------------        ------------
Sales                                $ 88,831,000        $ 82,388,000
Costs and expenses                     62,308,000          64,387,000
Amortization                            2,164,000           2,570,000
                                     ------------        ------------
Operating income                       24,359,000          15,431,000
Interest and investment income             57,000              79,000
Interest expense                      (10,335,000)        (11,471,000)
                                     ------------        ------------
Income before income taxes             14,081,000           4,039,000
Income tax provision                   (1,311,000)           (500,000)
                                     ------------        ------------
Net income                           $ 12,770,000        $  3,539,000
                                     ============        ============


                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                    --------------------------------
                                                      March 31,           March 31,
                                                        1999                1998
                                                    ------------        ------------
Cash flows from operating activities:
 Net income                                         $ 12,770,000        $  3,539,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                       4,595,000           4,971,000
   Non-cash interest expense - amortization
    of deferred financing charges                        459,000             483,000
   Deferred income taxes                                 999,000             388,000
   Changes in assets and liabilities:
    Accounts receivable, net                         (10,768,000)           (821,000)
    Inventory                                         (2,396,000)         (5,612,000)
    Other current assets                                (214,000)            253,000
    Accounts payable, interest payable, and
     other current liabilities                         9,655,000           6,559,000
    Other long-term liabilities                          550,000            (127,000)
                                                    ------------        ------------
Net cash provided by operating
 activities                                           15,650,000           9,633,000
                                                    ------------        ------------

Cash flows from investing activities:
 Capital expenditures                                 (3,401,000)           (695,000)
 Deferred charges                                       (141,000)            (62,000)
                                                    ------------        ------------
 Net cash used in investing activities                (3,542,000)           (757,000)
                                                    ------------        ------------

Cash flows from financing activities:
 Payments of senior revolving loan                   (13,000,000)        (11,000,000)
 Payments of senior term loans                       (27,375,000)           (375,000)
 Borrowings under senior revolving loan               25,000,000                  --
 Proceeds from sale and leaseback transaction                 --             556,000
                                                    ------------        ------------
 Net cash used by financing activities               (15,375,000)        (10,819,000)
                                                    ------------        ------------

 Net decrease in cash and cash equivalents            (3,267,000)         (1,943,000)
Cash and cash equivalents, beginning of
 period                                                6,844,000           4,707,000
                                                    ------------        ------------

Cash and cash equivalents, end of period            $  3,577,000        $  2,764,000
                                                    ============        ============
Supplemental cash flow information:
 Interest paid during period                        $  5,108,000        $  5,547,000
                                                    ============        ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

2.       Receivables are summarized as follows:

                                                  March 31,         December 31,
                                                    1999                1998
                                                ------------        ------------
        Accounts receivable, principally
           from commercial customers            $ 43,063,000        $ 32,434,000
        Accounts receivable, on U. S
           Government and other long-term
           contracts                               3,917,000           3,803,000
        Allowances                                  (245,000)           (247,000)
                                                ------------        ------------
                                                $ 46,735,000        $ 35,990,000
                                                ============        ============


3.       Inventory consists of the following:

                                                 March 31,        December 31,
                                                   1999              1998
                                                -----------       -----------
       Raw materials and work-in-process        $45,686,000       $46,245,000
       Finished goods                            17,368,000        14,364,000
       Inventoried costs related to U.S.
           Government and other long-term
           contracts                              9,601,000         9,687,000
                                                -----------       -----------
                                                $72,655,000       $70,296,000
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

4.       Other current liabilities consist of the following:

                                                         March 31,        December 31,
                                                           1999               1998
                                                        -----------       -----------
          Accrued payroll costs                         $18,455,000       $17,448,000
          Accrued taxes                                   7,900,000         6,864,000
          Accrued costs on long-term contracts            2,531,000         2,342,000
          Accrued warranty costs                          9,262,000         8,165,000
          Customer credits                                3,111,000         2,777,000
          Postretirement benefit obligation other
            than pensions                                 3,000,000         3,000,000
          Other                                           6,384,000         5,907,000
                                                        -----------       -----------
                                                        $50,643,000       $46,503,000
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

6.       Comprehensive Income

                                                             Three Months Ended
                                                     --------------------------------
                                                       March 31,           March 31,
                                                         1999                1998
                                                     ------------        ------------
         Net income                                  $ 12,770,000        $  3,539,000
         Other comprehensive income:
            Cumulative translation adjustments            (60,000)           (123,000)
                                                     ------------        ------------
          Comprehensive income                       $ 12,710,000        $  3,416,000
                                                     ============        ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       Segments

         The following represents financial information about the Company's segments:

                                                       Three Months Ended
                                                --------------------------------
                                                  March 31,           March 31,
                                                    1999                1998
                                                ------------        ------------
         Sales:
           Aircraft Braking Systems             $ 77,852,000        $ 73,986,000
           Engineered Fabrics                     10,979,000           8,402,000
                                                ------------        ------------
                                                $ 88,831,000        $ 82,388,000
                                                ============        ============
         Earnings Before Interest, Taxes,
          Depreciation and Amortization:
           Aircraft Braking Systems             $ 27,086,000        $ 19,545,000
           Engineered Fabrics                      1,868,000             857,000
                                                ------------        ------------
                                                $ 28,954,000        $ 20,402,000
                                                ============        ============
         Operating Profits:
           Aircraft Braking Systems             $ 23,002,000        $ 15,080,000
           Engineered Fabrics                      1,357,000             351,000
                                                ------------        ------------
             Operating income                     24,359,000          15,431,000
           Interest expense, net                 (10,278,000)        (11,392,000)
                                                ------------        ------------
             Income before income taxes         $ 14,081,000        $  4,039,000
                                                ============        ============

                                                  March 31,         December 31,
                                                    1999                1998
                                                ------------        ------------
         Total Assets:
           Aircraft Braking Systems             $359,524,000        $352,057,000
           Engineered Fabrics                     58,240,000          57,773,000
                                                ------------        ------------
                                                $417,764,000        $409,830,000
                                                ============        ============

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Three Months Ended March 31, 1999 and March 31, 1998

Sales for the three months ended March 31, 1999 totaled $88,831,000, reflecting an increase of $6,443,000, or 7.8%, compared with $82,388,000 for the same period in the prior year. This increase was due to higher commercial transport and general aviation sales of $5,586,000, primarily for wheels and brakes on the DC-10, MD-80, Fokker 100 and A-321 programs, partially offset by lower sales on the MD-90 program. Military sales were also higher by $857,000 primarily for aircraft fuel tanks.

Operating income increased by $8,928,000 to $24,359,000, or 27.4% of sales for the three months ended March 31, 1999, compared with $15,431,000, or 18.7% of sales for the same period in the prior year. The operating margins increased primarily because we invested less in original equipment for airframe manufacturers (at or below the cost of production) and because of the overhead absorption effect relating to the higher sales volume.

Interest expense, net decreased by $1,114,000 for the three months ended March 31, 1999 compared with the same period in the prior year. This decrease is due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness.

The Company's effective tax rates of 9.3% and 12.4% for the three months ended March 31, 1999 and 1998, respectively, differ from the statutory rate of 35% due to a net decrease in the valuation allowance in both years. The decrease in the effective rate in 1999 is primarily due to the net change in the valuation allowance.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At March 31, 1999, the Company had $31.2 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the three months ended March 31, 1999, cash provided by operating activities amounted to $15,650,000 and reflected $28,954,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in other working capital of $4,418,000, increases in long-term liabilities of $550,000, partially offset by increases in accounts receivable of $10,768,000 (primarily due to higher sales volume and timing of collections), inventory of $2,396,000 and interest payments of $5,108,000. During the three months ended March 31, 1998, cash provided by operating activities amounted to $9,633,000 and reflected $20,402,000 of EBITDA, decreases in other working capital of $1,338,000, partially offset by increases in accounts receivable of $821,000, inventory of $5,612,000, decreases in long-term liabilities of $127,000 and interest payments of $5,547,000.

During the three months ended March 31, 1999 and 1998, net cash used in investing activities amounted to $3,542,000 and $757,000, respectively. These expenditures were primarily for capital expenditures. The increase in 1999 relates to the timing of purchases.

During the three months ended March 31, 1999, net cash used by financing activities amounted to $15,375,000 due to the repayment of indebtedness. During the three months ended March 31, 1998, net cash used by financing activities amounted to $10,819,000 due to the repayment of indebtedness of $11,375,00, partially offset by $556,000 of proceeds received from a sale and leaseback transaction.


Year 2000 Issue

The Company and its operating subsidiaries, assisted by outside consultants, have conducted a review of their computer systems to identify areas that are affected by the "Year 2000" issue, i.e., the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Each subsidiary has a project team and a plan for Year 2000 readiness. The Company has assessed and inventoried internal systems, including personal computers and network hardware and software, engineering and technical systems, plant equipment and facilities. Management believes that substantially all systems are already, or shortly will be, without material expense, Year 2000 compliant.

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

Based upon the accomplishments to date, no contingency plans at Aircraft Braking or at Engineered Fabrics are expected to be needed. The Company estimates the cost of its Year 2000 compliance plans at Aircraft Braking Systems and at Engineered Fabrics will not exceed $700,000, of which approximately $500,000 has been expended as of March 31, 1999. The costs of all Year 2000 related expenses are paid from funds generated from operations.

An unexpected Year 2000 problem could result in an interruption of normal business activities or operations. A possible worst case scenario for us would be if the public utilities or telecommunications carriers' systems failed, or if critical suppliers failed to properly address their Year 2000 issues and did not supply us with service or materials. There can be no assurance that third parties will address Year 2000 issues and meet their remediation goals. The Company has no contingency plans in the event that major business partners, such as suppliers, fail to remediate critical Year 2000 issues or essential services, such as power, are interrupted. However, based on the expected completion of its Year 2000 projects on time at both subsidiaries, and assuming the preparedness of others, the Company believes that a significant interruption will not be encountered.

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

Risks and uncertainties include that key suppliers of raw materials and others with whom the Company does business, will not meet their Year 2000 obligations, and that events or expenses, unforeseen or not quantifiable at this time, may arise which cause the Company's compliance program or any contingency plan to be delayed or to increase in cost in material respect. In addition, Year 2000 issues are global, and may be affected by economic, governmental, technological and other factors beyond the control of businesses such as the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has approximately $470 million of total debt outstanding at March 31, 1999. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

As a requirement of the credit facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $133.5 million at March 31, 1999 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $318.5 million of its indebtedness (including $185 million of 9 1/4% Senior Subordinated Notes and the notional amount under the swap agreement) at March 31, 1999. Given that approximately 68% of the Company's borrowings are at fixed interest rates, a change in rates of 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                K & F INDUSTRIES, INC.
                                                     Registrant




                                                 /s/ DIRKSON R. CHARLES
                                                ------------------------
                                                  Dirkson R. Charles
                                               Chief Financial Officer
                                                         and
                                               Registrant's Authorized
                                                       Officer



Dated:   May 14, 1999