Form 10-Q
period 1999-06-30
K&F INDUSTRIES INC
filed 1999-08-11
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 33-29035


                             K & F INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                    34-1614845
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


     600 THIRD AVENUE, NEW YORK, NEW YORK                   10016
  (Address of principal executive offices)                (Zip Code)



Registrant's telephone number including area code      (212) 297-0900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  [X]    No
                                                            ---       ---

As of August 1, 1999, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30,       December 31,
                                                         1999             1998
                                                         ----             ----
ASSETS:
Current Assets:
  Cash and cash equivalents                         $   3,119,000    $   6,844,000
  Accounts receivable, net                             52,848,000       35,990,000
  Inventory                                            75,685,000       70,296,000
  Other current assets                                    867,000          673,000
  Deferred tax asset                                   10,669,000               --
                                                    -------------    -------------
Total current assets                                  143,188,000      113,803,000
                                                    -------------    -------------

Property, plant and equipment                         159,803,000      155,867,000
  Less, accumulated depreciation and amortization      84,278,000       80,587,000
                                                    -------------    -------------
                                                       75,525,000       75,280,000
                                                    -------------    -------------

Prepaid pension cost                                   13,807,000       13,807,000
Deferred charges, net of amortization                  24,326,000       25,631,000
Cost in excess of net assets acquired, net of
  amortization                                        174,648,000      179,700,000
Intangible assets, net of amortization                 11,122,000       11,878,000
                                                    -------------    -------------
                                                    $ 442,616,000    $ 420,099,000
                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                           $  21,106,000    $  15,328,000
  Current portion of senior term loans                  1,500,000        8,000,000
  Interest payable                                      5,120,000        5,133,000
  Other current liabilities                            46,612,000       46,503,000
                                                    -------------    -------------
Total current liabilities                              74,338,000       74,964,000
                                                    -------------    -------------

Postretirement benefit obligation other
  than pensions                                        76,156,000       75,956,000
Other long-term liabilities                             7,755,000        7,664,000
Senior revolving loan                                   9,000,000               --
Senior term loan A                                     48,625,000       48,875,000
Senior term loan B                                    222,250,000      243,250,000
9 1/4% senior subordinated notes due 2007             185,000,000      185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                             7,000            7,000
  Additional paid-in capital                          (63,259,000)     (63,259,000)
  Deficit                                            (117,309,000)    (152,616,000)
  Accumulated other comprehensive income                   53,000          258,000
                                                    -------------    -------------
Total stockholders' deficiency                       (180,508,000)    (215,610,000)
                                                    -------------    -------------
                                                    $ 442,616,000    $ 420,099,000
                                                    =============    =============


                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 Six Months Ended
                                                 ----------------
                                          June 30,              June 30,
                                           1999                  1998
                                           ----                  ----
Sales                                 $ 173,031,000         $ 173,392,000
Costs and expenses                      120,720,000           123,657,000
Amortization                              4,338,000             5,141,000
                                      -------------         -------------
Operating income                         47,973,000            44,594,000
Interest and investment income              111,000               165,000
Interest expense                        (20,634,000)          (23,039,000)
                                      -------------         -------------
Income before income taxes               27,450,000            21,720,000
Income tax benefit (provision)            7,857,000            (2,388,000)
                                      -------------         -------------
Net income                            $  35,307,000         $  19,332,000
                                      =============         =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                Three Months Ended
                                                ------------------
                                         June 30,              June 30,
                                           1999                 1998
                                      ------------         ------------
Sales                                 $ 84,200,000         $ 91,004,000
Costs and expenses                      58,412,000           59,270,000
Amortization                             2,174,000            2,571,000
                                      ------------         ------------
Operating income                        23,614,000           29,163,000
Interest and investment income              54,000               86,000
Interest expense                       (10,299,000)         (11,568,000)
                                      ------------         ------------
Income before income taxes              13,369,000           17,681,000
Income tax benefit (provision)           9,168,000           (1,888,000)
                                      ------------         ------------
Net income                            $ 22,537,000         $ 15,793,000
                                      ============         ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                              ----------------
                                                        June 30,             June 30,
                                                         1999                 1998
                                                     ------------         ------------
Cash flows from operating activities:
 Net income .................................        $ 35,307,000         $ 19,332,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization ............           8,706,000            9,947,000
   Non-cash interest expense - amortization
    of deferred financing charges ...........             918,000              966,000
   Deferred income taxes ....................          (8,671,000)           2,178,000
   Changes in assets and liabilities:
    Accounts receivable, net ................         (16,937,000)          (5,552,000)
    Inventory ...............................          (5,515,000)          (2,874,000)
    Other current assets ....................            (194,000)            (126,000)
    Accounts payable, interest payable, and
     other current liabilities ..............           5,874,000           (9,578,000)
    Other long-term liabilities .............             291,000              146,000
                                                     ------------         ------------
 Net cash provided by operating
  activities ................................          19,779,000           14,439,000
                                                     ------------         ------------

Cash flows from investing activities:
 Capital expenditures .......................          (4,613,000)          (3,132,000)
 Deferred charges ...........................            (141,000)             (62,000)
                                                     ------------         ------------
 Net cash used in investing activities ......          (4,754,000)          (3,194,000)
                                                     ------------         ------------

Cash flows from financing activities:
 Payments of senior revolving loan ..........         (35,000,000)         (22,000,000)
 Payments of senior term loans ..............         (27,750,000)            (750,000)
 Borrowings under senior revolving loan .....          44,000,000           11,000,000
 Proceeds from sale and leaseback transaction                --                556,000
                                                     ------------         ------------
 Net cash used by financing activities ......         (18,750,000)         (11,194,000)
                                                     ------------         ------------

 Net (decrease) increase in cash and cash
 equivalents ................................          (3,725,000)              51,000
Cash and cash equivalents, beginning of
 period .....................................           6,844,000            4,707,000
                                                     ------------         ------------

Cash and cash equivalents, end of period ....        $  3,119,000         $  4,758,000
                                                     ============         ============

Supplemental cash flow information:
 Interest paid during period ................        $ 19,729,000         $ 21,263,000
                                                     ============         ============


                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

2. Receivables are summarized as follows:

                                               June 30,           December 31,
                                                 1999                1998
                                                 ----                ----


Accounts receivable, principally
   from commercial customers                $ 46,529,000         $ 32,434,000
Accounts receivable, on U. S
   Government and other long-term
   contracts                                   6,562,000            3,803,000
Allowances                                      (243,000)            (247,000)
                                            ------------         ------------
                                            $ 52,848,000         $ 35,990,000
                                            ============         ============


3. Inventory consists of the following:

                                                 June 30,         December 31,
                                                  1999               1998
                                              -----------        -----------
Raw materials and work-in-process             $44,134,000        $46,245,000
Finished goods                                 21,763,000         14,364,000
Inventoried costs related to U.S.
  Government and other long-term
  contracts                                     9,788,000          9,687,000
                                              -----------        -----------
                                              $75,685,000        $70,296,000
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

4. Other current liabilities consist of the following:

                                                  June 30,         December 31,
                                                    1999               1998
                                                    ----               ----

Accrued payroll costs                          $15,005,000        $17,448,000
Accrued taxes                                    6,999,000          6,864,000
Accrued costs on long-term contracts             2,712,000          2,342,000
Accrued warranty costs                           9,982,000          8,165,000
Customer credits                                 2,343,000          2,777,000
Postretirement benefit obligation other
  than pensions                                  3,000,000          3,000,000
Other                                            6,571,000          5,907,000
                                               -----------        -----------
                                               $46,612,000        $46,503,000
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

6. Comprehensive Income

                                                      Three Months Ended
                                                      ------------------
                                                 June 30,            June 30,
                                                  1999                 1998
                                                  ----                 ----

Net income                                    $ 22,537,000         $ 15,793,000

Other comprehensive income:

   Cumulative translation adjustments             (145,000)              52,000
                                              ------------         ------------

Comprehensive income                          $ 22,392,000         $ 15,845,000
                                              ============         ============


                                                        Six Months Ended
                                                        ----------------
                                                  June 30,            June 30,
                                                   1999                 1998
                                                   ----                 ----

Net income                                    $ 35,307,000         $ 19,332,000

Other comprehensive income:

   Cumulative translation adjustments             (205,000)             (71,000)
                                              ------------         ------------

Comprehensive income                          $ 35,102,000         $ 19,261,000
                                              ============         ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   Segments

          The following represents financial information about the Company's segments:

                                               Three Months Ended
                                               ------------------
                                           June 30,              June 30,
                                            1999                   1998
                                            ----                   ----
Sales:
    Aircraft Braking Systems            $ 73,498,000         $ 80,341,000
    Engineered Fabrics                    10,702,000           10,663,000
                                        ------------         ------------
                                        $ 84,200,000         $ 91,004,000
                                        ============         ============
Earnings Before Interest, Taxes,
 Depreciation and Amortization:
    Aircraft Braking Systems            $ 26,022,000         $ 32,251,000
    Engineered Fabrics                     1,703,000            1,888,000
                                        ------------         ------------
                                        $ 27,725,000         $ 34,139,000
                                        ============         ============

Operating Profits:
    Aircraft Braking Systems            $ 22,405,000         $ 27,774,000
    Engineered Fabrics                     1,209,000            1,389,000
                                        ------------         ------------
      Operating income                    23,614,000           29,163,000
    Interest expense, net                (10,245,000)         (11,482,000)
                                        ------------         ------------
      Income before income taxes        $ 13,369,000         $ 17,681,000
                                        ============         ============


                                                     Six Months Ended
                                                     ----------------
                                               June 30,             June 30,
                                                 1999                  1998
                                                 ----                  ----
Sales:
    Aircraft Braking Systems                $ 151,350,000         $ 154,327,000
    Engineered Fabrics                         21,681,000            19,065,000
                                            -------------         -------------
                                            $ 173,031,000         $ 173,392,000
                                            =============         =============

Earnings Before Interest, Taxes,
 Depreciation and Amortization:
    Aircraft Braking Systems                $  53,108,000         $  51,796,000
    Engineered Fabrics                          3,571,000             2,745,000
                                            -------------        --------------
                                            $  56,679,000         $  54,541,000
                                            =============        ==============
Operating Profits:
    Aircraft Braking Systems                $  45,407,000         $  42,854,000
    Engineered Fabrics                          2,566,000             1,740,000
                                            -------------         -------------
      Operating income                         47,973,000            44,594,000
    Interest expense, net                     (20,523,000)          (22,874,000)
                                            -------------         -------------
      Income before income taxes            $  27,450,000         $  21,720,000
                                            =============         =============

                                                 June 30,            December 31,
                                                  1999                   1998
                                                  ----                   ----
Total Assets:
    Aircraft Braking Systems                 $363,130,000          $352,057,000
    Engineered Fabrics                         56,913,000            57,773,000
                                             ------------          ------------
                                             $420,043,000          $409,830,000
                                             ============          ============

8.   Income Taxes

     The income tax benefit for the three months ended June 30, 1999 and the related deferred tax asset at June 30, 1999, represents a reduction of the Company's valuation allowance due to the more likely than not utilization of net operating loss carryforwards through December 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operation for the Six Months Ended June 30, 1999 and June 30, 1998

Sales for the six months ended June 30, 1999 totaled $173,031,000, reflecting a decrease of $361,000, compared with $173,392,000 for the same period in the prior year. Commercial transport and general aviation sales increased $639,000, primarily for wheels and brakes on the DC-10, MD-80, Fokker 100 and A-321 programs, partially offset by lower sales on the MD-90 and DC-9 programs. Military sales decreased $1,000,000 due to lower sales of wheels and brakes on the F-16, partially offset by higher sales of aircraft fuel tanks.

Operating income increased by $3,379,000 to $47,973,000 or 27.7% of sales for the six months ended June 30, 1999, compared with $44,594,000, or 25.7% of sales for the same period in the prior year. Operating margins increased primarily because we had less investment in original equipment for airframe manufacturers ("Program Investments"). However, the reduction in program investments negatively effected overhead absorption and partially offset the increase in operating margins.

Interest expense, net decreased by $2,351,000 for the six months ended June 30, 1999 compared with the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness.

The Company's effective tax rates of (28.6)% and 11.0% for the six months ended June 30, 1999 and 1998, respectively, differ from the statutory rate of 35% due to a net decrease in the valuation allowance in both years. The decrease in the effective rate in 1999 is primarily due to the recording of a deferred tax asset to reflect the more likely than not utilization of net operating loss carryforwards through December 31, 1999.

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and June 30, 1998

Sales for the three months ended June 30, 1999 totaled $84,200,000, reflecting a decrease of $6,804,000, compared with $91,004,000 for the same period in the prior year. This decrease was due to lower commercial transport and general aviation sales of $4,802,000, primarily for wheels and brakes on the DC-9 and MD-90 programs, partially offset by higher sales on the DC-10, MD-80 and A-321 programs. Military sales decreased $2,002,000, primarily due to lower sales of wheels and brakes on the F-16 and F-117 programs.

Operating income decreased by $5,549,000 to $23,614,000 or 28.0% of sales for the three months ended June 30, 1999, compared with $29,163,000 or 32.0% of sales for the same period in the prior year. While margins benefitted from lower Program Investments, operating margins decreased primarily due to the negative overhead absorption effect of both the lower sales and Program Investments.

Interest expense, net decreased by $1,237,000 for the three month ended June 30, 1999 compared with the same period in the prior year. This decrease is due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness.

The Company's effective tax rates of (68.6)% and 10.7% for the three months ended June 30, 1999 and 1998, respectively, differ from the statutory rate of 35% due to a net decrease in the valuation allowance in both years. The decrease in the effective rate in 1999 is primarily due to the recording of a deferred tax asset to reflect the more likely than not utilization of net operating loss carryforwards through December 31, 1999.


Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At June 30, 1999, the Company had $34.2 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the six months ended June 30, 1999 cash provided by operating activities amounted to $19,779,000 and reflected $56,679,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), increases in accounts payable of $5,778,000, long-term liabilities of $291,000, partially offset by increases in accounts receivable of $16,937,000, inventory of $5,515,000, other working capital of $788,000 and interest payments of $19,729,000. Management anticipates that significant reductions in the carrying amounts of accounts receivable and inventory will be realized upon the full implementation of its new SAP enterprise resource planning system which was initially installed at Aircraft Braking Systems during the second quarter of 1999. During the six months ended June 30, 1998, cash provided by operating activities amounted to $14,439,000 and reflected $54,541,000 of EBITDA, increases in long-term liabilities of $146,000, partially offset by increases in accounts receivable of $5,552,000, inventory of $2,874,000, other working capital of $5,999,000, decreases in accounts payable of $4,560,000 and interest payments of $21,263,000.

During the six months ended June 30, 1999 and 1998, net cash used in investing activities amounted to $4,754,000 and $3,194,000, respectively. These expenditures were primarily for capital expenditures. The increase in 1999 relates to the timing of purchases.

During the six months ended June 30, 1999, net cash used by financing activities amounted to $18,750,000 due to the repayment of indebtedness. During the six months ended June 30, 1998, net cash used by financing activities amounted to $11,194,000 due to the repayment of indebtedness of $11,750,000, partially offset by $556,000 of proceeds received from a sale and leaseback transaction.


Year 2000 Issue

We believe the critical technology and other systems that we use in our businesses are now ready for the date related issues commonly referred to as the Year 2000 problem. We continue to test our systems and to make modifications or replacements as required. Most of our effort is now on contingency planning and verifying that our important suppliers are Year 2000 ready.

We spent approximately $550,000 on our Year 2000 compliance program. We do not anticipate any large, additional expense.

The most reasonably likely worst-case Year 2000 scenario for us would be if the public utilities' or telecommunications carriers' systems failed, or if a major supplier of raw material could not supply us. We have no contingency plans if the delivery of power or other essential services or materials is interrupted for an extended period of time. We are making plans to cover a brief interruption in power or communications at our subsidiaries, and we may purchase some raw materials ahead of schedule as a buffer. No significant customer, vendor, service provider or other third party has advised us of a specific Year 2000 problem that it does not expect to have remedied on time.

The statements we make about the Year 2000 problem, and our particular circumstances, are forward looking and are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. There are risks and uncertainties that could change our actual state of readiness, the costs that we anticipated and our ability to implement contingency plans.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has approximately $466 million of total debt outstanding at June 30, 1999. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $132 million at June 30, 1999 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $317 million of its indebtedness at June 30, 1999. Given that approximately 68% of the Company's borrowings are at fixed interest rates, a change in rates of 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended June 30, 1999.

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



Dated:      August 11, 1999