Form 10-Q
period 1999-09-30
K&F INDUSTRIES INC
filed 1999-11-12
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or

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

As of November 1, 1999, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,                  December 31,
                                                              1999                           1998
                                                    -------------------------      -------------------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                      $ 13,951,000                    $ 6,844,000
  Accounts receivable, net                                         52,849,000                     35,990,000
  Inventory                                                        75,696,000                     70,296,000
  Other current assets                                                594,000                        673,000
  Deferred tax asset                                                4,721,000                             --
                                                    -------------------------      -------------------------
Total current assets                                              147,811,000                    113,803,000
                                                    -------------------------      -------------------------

Property, plant and equipment                                     154,906,000                    155,867,000
  Less, accumulated depreciation and amortization                  85,866,000                     80,587,000
                                                    -------------------------      -------------------------
                                                                   69,040,000                     75,280,000
                                                    -------------------------      -------------------------

Prepaid pension cost                                               13,807,000                     13,807,000
Deferred charges, net of amortization                              23,826,000                     25,631,000
Cost in excess of net assets acquired, net of
  amortization                                                    171,955,000                    179,700,000
Intangible assets, net of amortization                             10,744,000                     11,878,000
                                                    -------------------------      -------------------------
                                                                 $437,183,000                   $420,099,000
                                                    =========================      =========================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                        $ 20,601,000                   $ 15,328,000
  Current portion of senior term loans                              1,500,000                      8,000,000
  Interest payable                                                  8,686,000                      5,133,000
  Other current liabilities                                        47,797,000                     46,503,000
                                                    -------------------------      -------------------------
Total current liabilities                                          78,584,000                     74,964,000
                                                    -------------------------      -------------------------

Postretirement benefit obligation other
  than pensions                                                    77,556,000                     75,956,000
Other long-term liabilities                                         6,423,000                      7,664,000
Senior term loan A                                                 48,500,000                     48,875,000
Senior term loan B                                                212,000,000                    243,250,000
9 1/4% senior subordinated notes due 2007                         185,000,000                    185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
    1,000,000 shares; issued and
    outstanding, 740,398 shares                                         7,000                          7,000
  Additional paid-in capital                                      (63,259,000)                   (63,259,000)
  Deficit                                                        (107,937,000)                  (152,616,000)
  Accumulated other comprehensive income                              309,000                        258,000
                                                    -------------------------      -------------------------
Total stockholders' deficiency                                   (170,880,000)                  (215,610,000)
                                                    -------------------------      -------------------------
                                                                 $437,183,000                   $420,099,000
                                                    =========================      =========================


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                    -----------------------------------------------------------------
                                           September 30,                         September 30,
                                               1999                                  1998
                                    ---------------------------           ---------------------------
Sales                                              $262,153,000                          $261,032,000
Costs and expenses                                  181,007,000                           182,369,000
Amortization                                          6,535,000                             7,712,000
                                    ---------------------------           ---------------------------
Operating income                                     74,611,000                            70,951,000
Interest and investment income                          189,000                               270,000
Interest expense                                    (30,721,000)                          (34,388,000)
                                    ---------------------------           ---------------------------
Income before income taxes                           44,079,000                            36,833,000
Income tax benefit (provision)                          600,000                            (2,660,000)
                                    ---------------------------           ---------------------------
Net income                                         $ 44,679,000                          $ 34,173,000
                                    ===========================           ===========================



                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three Months Ended
                                      -----------------------------------------------------------------
                                             September 30,                         September 30,
                                                 1999                                  1998
                                      ---------------------------           ---------------------------
Sales                                                 $89,122,000                           $87,640,000
Costs and expenses                                     60,287,000                            58,712,000
Amortization                                            2,197,000                             2,571,000
                                      ---------------------------           ---------------------------
Operating income                                       26,638,000                            26,357,000
Interest and investment income                             78,000                               105,000
Interest expense                                      (10,087,000)                          (11,349,000)
                                      ---------------------------           ---------------------------
Income before income taxes                             16,629,000                            15,113,000
Income tax provision                                   (7,257,000)                             (272,000)
                                      ---------------------------           ---------------------------
Net income                                             $9,372,000                           $14,841,000
                                      ===========================           ===========================


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended
                                               -------------------------------------------------------------
                                                      September 30,                     September 30,
                                                          1999                               1998

                                               ---------------------------        --------------------------

Cash flows from operating activities:
 Net income                                                   $ 44,679,000                      $ 34,173,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                12,766,000                        14,954,000
   Non-cash interest expense - amortization
    of deferred financing charges                                1,377,000                         1,449,000
   Deferred income taxes                                        (1,557,000)                        2,101,000
   Changes in assets and liabilities:
    Accounts receivable, net                                   (16,839,000)                       (4,698,000)
    Inventory                                                   (5,369,000)                       (4,908,000)
    Other current assets                                            79,000                           (76,000)
    Accounts payable, interest payable, and
     other current liabilities                                  10,120,000                       (10,301,000)
    Postretirement benefit obligation other
     than pensions                                               1,600,000                           450,000
    Other long-term liabilities                                 (1,241,000)                       (1,749,000)
                                               ---------------------------        --------------------------
 Net cash provided by operating
  activities                                                    45,615,000                        31,395,000
                                               ---------------------------        --------------------------

Cash flows from investing activities:
 Capital expenditures                                           (5,988,000)                       (6,445,000)
 Deferred charges                                                 (392,000)                          (62,000)
                                               ---------------------------        --------------------------
 Net cash used in investing activities                          (6,380,000)                       (6,507,000)
                                               ---------------------------        --------------------------

Cash flows from financing activities:
 Payments of senior revolving loan                             (46,000,000)                      (39,000,000)
 Payments of senior term loans                                 (38,125,000)                      (21,125,000)
 Borrowings under senior revolving loan                         46,000,000                        34,000,000
 Proceeds from sale and leaseback transaction                    5,997,000                           556,000
                                               ---------------------------        --------------------------
 Net cash used by financing activities                         (32,128,000)                      (25,569,000)
                                               ---------------------------        --------------------------

 Net increase (decrease) in cash and cash
 equivalents                                                     7,107,000                          (681,000)
Cash and cash equivalents, beginning of
 period                                                          6,844,000                         4,707,000
                                               ---------------------------        --------------------------

Cash and cash equivalents, end of period                      $ 13,951,000                      $  4,026,000
                                               ===========================        ==========================
------------
Supplemental cash flow information:
 Interest paid during period                                  $ 25,791,000                      $ 28,285,000
                                               ===========================        ==========================


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

2. Receivables are summarized as follows:



                                                 September 30,    December 31,
                                                     1999            1998
                                                 -------------    -------------
   Accounts receivable, principally
     from commercial customers                   $47,374,000      $32,434,000
   Accounts receivable, on U. S.
     Government and other long-term
     contracts                                     5,728,000        3,803,000
   Allowances                                       (253,000)        (247,000)
                                                 -----------      ------------
                                                 $52,849,000      $35,990,000
                                                 ============     =============

3. Inventory consists of the following:


                                                 September 30,    December 31,
                                                    1999             1998
                                                 ------------     -------------

   Raw materials and work-in-process              $43,438,000      $46,245,000
   Finished goods                                  22,521,000       14,364,000
   Inventoried costs related to U.S.
    Government and other long-term
    contracts                                       9,737,000        9,687,000
                                                  -----------       -----------
                                                  $75,696,000      $70,296,000
                                                  ===========     ============

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

4. Other current liabilities consist of the following:

                                                            September 30,              December 31,
                                                                 1999                      1998
                                                             -----------               -----------

          Accrued payroll costs                              $18,342,000               $17,448,000
          Accrued taxes                                        4,358,000                 6,864,000
          Accrued costs on long-term contracts                 2,120,000                 2,342,000
          Accrued warranty costs                              10,586,000                 8,165,000
          Customer credits                                     2,202,000                 2,777,000
          Postretirement benefit obligation other
            than pensions                                      3,000,000                 3,000,000
          Other                                                7,189,000                 5,907,000
                                                             -----------               -----------
                                                             $47,797,000               $46,503,000
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

6.   Comprehensive Income


                                                                     Three Months Ended
                                                             -----------------------------------
                                                             September 30,         September 30,
                                                                 1999                  1998
                                                             ------------          ------------
          Net income                                         $ 9,372,000           $14,841,000

          Other comprehensive income:

              Cumulative translation adjustments                 256,000               177,000
                                                             ------------          ------------

          Comprehensive income                               $ 9,628,000            $15,018,000
                                                             ===========            ===========




                                                                     Nine Months Ended
                                                             -----------------------------------
                                                             September 30,         September 30,
                                                                 1999                 1998
                                                             -----------          -----------

          Net income                                         $44,679,000          $34,173,000

          Other comprehensive income:

              Cumulative translation adjustments                  51,000              106,000
                                                             -----------          -----------

          Comprehensive income                               $44,730,000          $34,279,000
                                                             ===========          ===========


                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   Segments

          The following represents financial information about the Company's segments:


                                                                    Three Months Ended
                                                               ------------------------------
                                                               September 30,    September 30,
                                                                  1999             1998
                                                               ------------    ------------
          Sales:
            Aircraft Braking Systems                           $78,579,000      $77,194,000
            Engineered Fabrics                                  10,543,000       10,446,000
                                                               -----------      -----------
                                                               $89,122,000      $87,640,000
                                                               ===========      ===========
          Earnings Before Interest, Taxes,
           Depreciation and Amortization:
            Aircraft Braking Systems                           $28,405,000      $29,566,000
            Engineered Fabrics                                   2,292,000        1,798,000
                                                               -----------       ----------
                                                               $30,697,000      $31,364,000
                                                               ===========      ===========

          Operating Profits:
            Aircraft Braking Systems                           $24,826,000      $25,046,000
            Engineered Fabrics                                   1,812,000        1,311,000
                                                               -----------      -----------
              Operating income                                  26,638,000       26,357,000
            Interest expense, net                              (10,009,000)     (11,244,000)
                                                               -----------      -----------
              Income before income taxes                       $16,629,000      $15,113,000
                                                               ===========      ===========



                                                                      Nine Months Ended
                                                              ------------------------------
                                                              September 30,    September 30,
                                                                  1999             1999
                                                              ------------     ------------
          Sales:
            Aircraft Braking Systems                          $229,929,000     $231,521,000
            Engineered Fabrics                                  32,224,000       29,511,000
                                                              ------------      -----------
                                                              $262,153,000     $261,032,000
                                                              ============     ============

          Earnings Before Interest, Taxes,
           Depreciation and Amortization:
            Aircraft Braking Systems                          $ 81,514,000     $ 81,362,000
            Engineered Fabrics                                   5,863,000        4,543,000
                                                              ------------     ------------
                                                              $ 87,377,000     $ 85,905,000
                                                              ============     ============
          Operating Profits:
            Aircraft Braking Systems                          $ 70,233,000     $ 67,900,000
            Engineered Fabrics                                   4,378,000        3,051,000
                                                              ------------     ------------
              Operating income                                  74,611,000       70,951,000
            Interest expense, net                              (30,532,000)     (34,118,000)
                                                              ------------     ------------
              Income before income taxes                      $ 44,079,000     $ 36,833,000
                                                              ============     ============

                                                              September 30,    December 31,
                                                                  1999             1998
          Total Assets:                                       -------------    ------------
            Aircraft Braking Systems                          $365,539,000     $352,057,000
            Engineered Fabrics                                  58,275,000       57,773,000
                                                              ------------     ------------
                                                              $423,814,000     $409,830,000
                                                              ============     ============

8.   Income Taxes

          The income tax benefit for the nine months ended September 30, 1999 and the related deferred tax asset at September 30, 1999, represents a reduction of the Company's valuation allowance due to the more likely than not utilization of net operating loss carryforwards through December 31, 1999.


9.   Sale and Leaseback Transaction

          During the three months ended September 30, 1999, the Company sold and leased back $5,997,000 of various machinery and equipment. The term of this lease is eight years.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and September 30, 1998

Sales for the nine months ended September 30, 1999 totaled $262,153,000, reflecting an increase of $1,121,000, compared with $261,032,000 for the same period in the prior year. Commercial transport and general aviation sales increased $2,830,000, primarily for wheels and brakes on the MD-80, A-321, Fokker 27/28 and DC-10 programs, partially offset by lower sales on the MD-90 and DC-9 programs. Military sales decreased $1,709,000 due to lower sales of wheels and brakes on the F-16, partially offset by higher sales of aircraft fuel tanks.

Operating income increased by $3,660,000 to $74,611,000 or 28.5% of sales for the nine months ended September 30, 1999, compared with $70,951,000, or 27.2% of sales for the same period in the prior year. Operating margins increased primarily because we had less investment in original equipment for airframe manufacturers ("Program Investments"). However, the reduction in Program Investments negatively effected overhead absorption and partially offset the increase in operating margins.

Interest expense, net decreased by $3,586,000 for the nine months ended September 30, 1999 compared with the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of (1.4)% for the nine months ended September 30, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance, partially offset by a reduction in the deferred tax asset and state and local income taxes. The effective tax rate of 7.2% for the nine months ended September 30, 1998 differs from the statutory rate of 35% due to a net decrease in the valuation allowance partially offset by state and local income taxes. The decrease in the effective rate in 1999 over 1998 is primarily due to the recording of a deferred tax asset to reflect the more likely than not utilization of net operating loss carryforwards through December 31, 1999.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and September 30, 1998

Sales for the three months ended September 30, 1999 totaled $89,122,000, reflecting an increase of $1,482,000, compared with $87,640,000 for the same period in the prior year. This increase was due to higher commercial transport and general aviation sales of $2,192,000, primarily for wheels and brakes on the A-321 and Fokker 27/28 programs, partially offset by lower sales on the DC- 9 and DC-10 programs. Military sales decreased $710,000.

Operating income increased by $281,000 to $26,638,000 or 29.9% of sales for the three months ended September 30, 1999, compared with $26,357,000 or 30.1% of sales for the same period in the prior year. While margins benefitted from lower Program Investments, operating margins decreased primarily due to an unfavorable sales mix and the negative overhead absorption effect of the lower Program Investments.

Interest expense, net decreased by $1,235,000 for the three month ended September 30, 1999 compared with the same period in the prior year. This decrease is due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of 43.6% for the three months ended September 30, 1999 differs from the statutory rate of 35% due to a reduction in the net deferred tax asset and state and local income taxes, partially offset by a net decrease in the valuation allowance. The effective tax rate of 1.8% for the three months ended September 30, 1998 differs from the statutory rate of 35% due to a net decrease in the valuation allowance partially offset by state and local income taxes. The increase in the effective rate in 1999 over 1998 is primarily due to a reduction of the deferred tax asset to reflect utilization of net operating loss carryforwards during the quarter.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At September 30, 1999, the Company had $43.1 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the nine months ended September 30, 1999 cash provided by operating activities amounted to $45,615,000 and reflected $87,377,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), increases in accounts payable of $5,273,000, long-term liabilities of $359,000, decreases in other working capital of $605,000, partially offset by increases in accounts receivable of $16,839,000, inventory of $5,369,000 and interest payments of $25,791,000. Management anticipates that reductions in the carrying amounts of accounts receivable and inventory will be realized upon the full implementation of its new SAP enterprise resource planning system which was initially installed at Aircraft Braking Systems during the second quarter of 1999. During the nine months ended September 30, 1998, cash provided by operating activities amounted to $31,395,000 and reflected $85,905,000 of EBITDA, partially offset by increases in accounts receivable of $4,698,000, inventory of $4,908,000, other working capital of $365,000, decreases in accounts payable of $5,252,000, other current liabilities of $9,703,000, long-term liabilities of $1,299,000 and interest payments of $28,285,000.

During the nine months ended September 30, 1999 and 1998, net cash used in investing activities amounted to $6,380,000 and $6,507,000, respectively. These expenditures were primarily for capital expenditures.

During the nine months ended September 30, 1999, net cash used by financing activities amounted to $32,128,000 due to the repayment of indebtedness of $38,125,000, partially offset by $5,997,000 of proceeds received from a sale and leaseback transaction. During the nine months ended September 30, 1998, net cash used by financing activities amounted to $25,569,000 due to the repayment of indebtedness of $26,125,000, partially offset by $556,000 of proceeds received from a sale and leaseback transaction.


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

The most reasonably likely worst-case Year 2000 scenario for us would be if the public utilities' or telecommunications carriers' systems failed, or if a major supplier of raw material could not supply us. We have no contingency plans if the delivery of power or other essential services or materials is interrupted for an extended period of time. We are making plans to cover a brief interruption in power or communications at our subsidiaries. No significant customer, vendor, service provider or other third party has advised us of a specific Year 2000 problem that it does not expect to have remedied on time.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $447 million of total debt outstanding at September 30, 1999. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $130.5 million at September 30, 1999 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $315.5 million of its indebtedness at September 30, 1999. Given that approximately 71% of the Company's borrowings are at fixed interest rates, a change in rates of 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended September 30, 1999.

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



Dated:      November 12, 1999