Form 10-K405
period 1999-12-31
K&F INDUSTRIES INC
filed 2000-03-29
CIK 851797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT: NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no trading market for the Company's common stock. As of March 1, 2000, there were 740,398 shares of common stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

GENERAL

     K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the year ended December 31, 1999, approximately 88% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F, through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market for such products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. During the year ended December 31, 1999, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

     Aircraft Braking Systems and its predecessors have been leaders in the design and development of aircraft wheels, brakes and brake control systems, investing significant resources to refine existing braking systems, develop new technologies and design braking systems for new airframes. The Company has carefully directed its efforts toward expanding Aircraft Braking Systems' presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on medium- and short-range commercial aircraft. These aircraft typically make more frequent landings than long-range commercial aircraft and correspondingly require more frequent replacement of brake parts.

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

     Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In such case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Generally, where two suppliers have been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on the customer's aircraft. Competition among two certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating performance characteristics of the wheel and brake systems. Once selected, airlines infrequently replace entire wheel and brake systems because of the expense.

     In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies below cost in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through sale of replacement parts. Recovery of pricing concessions and design costs for each airframe's wheels and brakes is contingent on a number of factors but generally occurs prior to the end of the useful life of the particular aircraft. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

PRODUCTS

     Aircraft Braking Systems. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and brake control systems for commercial transport, general aviation and military aircraft. Since 1989, Aircraft Braking Systems has carefully directed its efforts toward expanding its presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on high-cycle, medium- and short-range commercial aircraft and carbon equipped executive jets. As a result of this strategic focus, during this period, Aircraft Braking Systems has added approximately 1,700 medium- and short-range commercial aircraft to the portfolio of aircraft using its products. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The braking systems produced by Aircraft Braking Systems are either carbon or steel-based. While steel-based systems typically are sold for less than carbon-based systems, such systems generally require more frequent replacement because their steel brake pads tend to wear more quickly. The Company's commercial transport fleet continued to grow during the year ended December 31, 1999, due to an increase in the number of new aircraft entering service, as well as a slower than expected retirement rate of older aircraft. For example, airlines have responded to FAA regulatory noise abatement requirements by outfitting many of their older DC-9s with engine hushkits and by structural overhauls which effectively add fifteen years of service life to the aircraft. As of December 31, 1999, Aircraft Braking Systems estimates there were 718 DC-9 aircraft in service and engine hushkits were installed on 500 of them. Airlines such as Northwest Airlines, Scandinavian Air Systems, Air Tran and Air Canada have opted for DC-9 life extension refurbishment programs for a portion of their fleet, to meet capacity needs. The Company expects to produce replacement parts for these aircraft over their remaining life.

     Approximately 75% of Aircraft Braking Systems' revenues are derived from the sale of replacement parts. As of December 31, 1999, the Company's products had been installed on approximately 30,000 commercial transport, general aviation and military aircraft. Commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-28, Canadair Regional Jet and Saab 340 on all of which Aircraft Braking Systems is the sole-source supplier. In addition, the Company is a supplier of spare parts for the dual-sourced, MD-80 program.

     Aircraft Braking Systems has been successful in having its wheels and brakes selected for use on a number of new high-cycle airframe designs. These aircraft include the Airbus A-320, A-321, Saab 2000 and the MD-90. Most recently, Aircraft Braking Systems has been successful in winning the CRJ-700 and CRJ-900 continuing its sole-source position on the Bombardier regional jets. Since its introduction in late 1992, Bombardier has received firm orders and options for over 1,000 Canadair Regional Jets with approximately 360 aircraft currently in service. The CRJ-700 is a 70 passenger plane and the CRJ-900 is a 90 passenger plane, both stretch versions of the 50 passenger Canadair Regional Jet. In addition, the Company has recently been selected as the supplier of wheels and carbon brakes for the Embraer ERJ170, ERJ190-100 and ERJ190-200, and as the total braking system supplier for the Fairchild Dornier 428 jet.

     Aircraft Braking Systems is a supplier of wheels and carbon brakes on the Airbus A-321, the European consortium's 186-seat "stretch" version of its popular A-320 standard body twin-jet. Airbus has booked orders for over 312 A-321 aircraft. Of the 144 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 97 of these aircraft.

     Aircraft Braking Systems' brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems, Honeywell's Aircraft Landing Systems Division and the B.F. Goodrich Company, Aircraft Braking Systems is the only significant manufacturer of brake control systems providing approximately 15% of the total market. Because of the sensitivity of brake control systems to variations in brake performance, the Company's management believes that its braking system integration capability gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by the Company include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     Engineered Fabrics. The Company believes Engineered Fabrics is the largest aircraft fuel tank manufacturer in the world, serving approximately 90% of the worldwide general aviation and commercial transport market and over half of the domestic military market for such products. Engineered Fabrics' programs include new production or replacement parts programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-14, F-15, F-16 and C-130 aircraft. Military helicopter fuel tank programs include the UH-60, SH-60, CH/MH-53 and RAH-66 platforms with Sikorsky, the CH-47 with Boeing, and the V-22 with Bell/ Boeing. Many of these platforms also utilize Engineered Fabrics' iceguards for deicing and anti-icing of the rotor blades and inlets. Commercial helicopter applications include the MD-500 and MD-600 and the Bell 214ST and Bell 609. During the year ended December 31, 1999, approximately 12% of the Company's total revenues were derived from sales made by Engineered Fabrics.

     Bladder fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the year ended December 31, 1999, sales of fuel tanks accounted for approximately 80% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. The Company manufactures crash-resistant fuel tanks for helicopters and military aircraft that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous.

     Iceguards manufactured by Engineered Fabrics are heating systems made from layered composite materials that are applied on engine inlets, propellers, rotor blades and tail assemblies. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, the system provides the protection.

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

     The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of total sales of the Company:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
Wheels and brakes...........................................   81%       80%       80%
Brake control systems.......................................    7%        8%        8%
Fuel tanks..................................................   10%        9%        9%
                                                               --        --        --
          Total.............................................   98%       97%       97%
                                                               ==        ==        ==

SALES AND CUSTOMERS

     K & F sells its products to more than 175 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 15%, 14% and 12% of total sales for the years ended December 31, 1999, 1998 and 1997, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of total Company revenues by respective market, as a percentage of total sales:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
Commercial transport........................................   63%       64%       64%
Military (U.S. and foreign).................................   18%       18%       18%
General aviation............................................   19%       18%       18%
                                                              ---       ---       ---
          Total.............................................  100%      100%      100%
                                                              ===       ===       ===

     Commercial Transport. Customers for the Company's products in the commercial transport market include most airframe manufacturers and major airlines. The Company's products are used on a broad range of large commercial transports (100 seats or more) and commuter aircraft. Some of the Company's airline customers include American Airlines, Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swissair, Northwest Airlines, United Airlines, US Airways and Continental Airlines. The Company provides parts to the three largest commercial aircraft manufacturers: Boeing, Airbus and Bombardier.

     Military. The Company is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of many foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the military aircraft using these products are the F-2 (formerly the FS-X), F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, B2, C-130, C-130J and C-141.
Substantially all of the Company's military products are sold to the Department of Defense, foreign governments or to airframe manufacturers including the Lockheed Martin Corporation ("Lockheed Martin"), Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems manufactured for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and IDF aircraft.

     General Aviation. The Company believes it is the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft (19 seats or less). This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Learjet, Canadair, Cessna, Dassault and Israeli Aircraft Industries ("IAI"), and distributors, such as Aviall. Brake control systems are supplied by the Company to Gulfstream, Dassault and other aircraft manufacturers. General aviation aircraft using the Company's wheels and brakes exclusively include the Beech Starship and Beech 400 A/T series of aircraft, the Lear series 20, 30, 31A, 55 and 60, the Gulfstream G-I, G-II, G-III and G-IV, the IAI 1123, 1124, 1125 Astra, Astra SPX and Galaxy, the Raytheon Hawker Horizon and the Falcon 10, 100, 20, 200, 50 and 50EX.

FOREIGN CUSTOMERS

     The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to the Company. The following table shows sales of the Company to both foreign and domestic customers:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----     -----     -----
Domestic sales..............................................    58%       57%       57%
Foreign sales...............................................    42%       43%       43%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
                                                               ===       ===       ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At December 31, 1999, the Company employed approximately 151 engineers (of whom 29 held advanced degrees); approximately 28 of such engineers (including 13 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve the Company's products.

     The costs incurred relating to independent research and development for the years ended December 31, 1999, 1998 and 1997 were $14.0 million, $13.7 million and $10.9 million, respectively.

PATENTS AND LICENSES

     The Company has a large number of patents related to the products of its subsidiaries. While in the aggregate its patents are of material importance to its business, the Company believes no single patent or group of patents is of material importance to its business as a whole.

COMPETITION

     The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Honeywell's Aircraft Landing Systems Division and the B.F. Goodrich Company. Both significant competitors are larger and have greater financial resources than the Company. The principal competitor for brake control systems is the Hydro-Aire Division of Crane Co. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France, both owned by Zodiac S.A., a French Company.

BACKLOG

     Backlog at December 31, 1999 and 1998 amounted to approximately $150.6 million and $174.6 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 88% of total Company backlog at December 31, 1999 is expected to be shipped during the year ending December 31, 2000, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

     Of the total Company backlog at December 31, 1999, approximately 32% was directly or indirectly for end use by the U.S. Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the years ended December 31, 1999, 1998 and 1997, approximately 15%, 14% and 12%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

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

SUPPLIES AND MATERIALS

     The principal raw materials used in the Company's wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. The Company produces most of its carbon at its carbon manufacturing facility in Akron, Ohio. Steel and aluminum forgings are purchased from several sources. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary. The Company has not experienced any shortage of raw materials to date.

PERSONNEL

     At December 31, 1999, the Company had 1,420 full-time employees, of which 915 were employed by Aircraft Braking Systems (461 hourly and 454 salaried employees) and 505 were employed by Engineered Fabrics (378 hourly and 127 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

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

     Akron Facility Arrangements. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer, and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, the Company leases approximately 433,000 square feet of space within the Lockheed Martin complex and is subject to annual occupancy payments to Lockheed Martin. During the years ended December 31, 1999, 1998 and 1997, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $1.9 million, $1.8 million and $1.7 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

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

                                                                                                                 FISCAL
                                                                                                                  YEAR
                                                                                         NINE MONTHS ENDED        ENDED
                                                YEAR ENDED DECEMBER 31,                     DECEMBER 31,        MARCH 31,
                                   -------------------------------------------------    --------------------    ---------
                                     1999        1998        1997             1996        1996        1995        1996
                                   ---------   ---------   ---------        --------    --------    --------    ---------
                                                                       (IN THOUSANDS)
Income Statement Data:
  Net sales......................  $ 355,951   $ 345,447   $ 304,331        $277,655    $212,703    $199,784    $264,736
  Cost of sales..................    197,757     196,190     188,001         180,971     136,813     136,277     180,435
                                   ---------   ---------   ---------        --------    --------    --------    --------
  Gross Margin...................    158,194     149,257     116,330          96,684      75,890      63,507      84,301
  Independent research and
    development..................     13,996      13,705      10,873          11,781       8,623       6,610       9,767
  Selling, general and
    administrative expenses......     33,245      35,332      40,182(a)       24,482      17,297      15,378      22,564
  Amortization...................      8,773      10,286      10,316          10,412       7,810       7,813      10,415
                                   ---------   ---------   ---------        --------    --------    --------    --------
  Operating income...............    102,180      89,934      54,959          50,009      42,160      33,706      41,555
  Interest expense, net..........     40,396      44,830      34,091          36,957      27,197      31,288      41,048
                                   ---------   ---------   ---------        --------    --------    --------    --------
  Income (loss) before income
    taxes and extraordinary
    charge.......................     61,784      45,104      20,868          13,052      14,963       2,418         507
  Income tax benefit
    (provision)..................     12,136      (5,744)     (5,184)             81          81          --          --
  Extraordinary charge...........         --          --     (29,513)(a)(b)   (9,142)(c)   (9,142)(c)   (1,913)(d)   (1,913)(d)
                                   ---------   ---------   ---------        --------    --------    --------    --------
  Net income (loss)..............  $  73,920   $  39,360   $ (13,829)       $  3,991    $  5,902    $    505    $ (1,406)
                                   =========   =========   =========        ========    ========    ========    ========
Balance Sheet Data (at end of
  period):
  Working capital................  $  76,622   $  38,839   $  31,953        $ 34,189    $ 34,189    $ 38,938    $ 36,327
  Total assets...................    441,868     420,099     425,236         419,115     419,115     412,028     416,037
  Long-term debt.................    432,125     477,125     519,125(a)      287,000     287,000     293,000     294,000
  Stockholders' deficiency.......   (141,734)   (215,610)   (256,459)(a)     (33,306)    (33,306)    (34,327)    (39,701)
Other Data (for the period):
  Capital expenditures...........     10,413      14,873      10,016          21,166      14,091       3,343      10,418
  Depreciation and
    amortization.................     17,268      19,961      19,680          19,305      14,644      14,260      18,921

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Aircraft Braking Systems generates approximately 75% of its revenues through the sale of replacement parts for wheels and braking systems which are installed on approximately 30,000 commercial, general aviation and military aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production. Research, development and design expenditures are charged to operations when incurred. Original wheel and brake equipment supplied to aircraft manufacturers at or below the cost of production ("Program Investments") are charged to operations when delivered to the aircraft manufacturers. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, the Company typically recoups its initial investment in original equipment and generates significant profits from the sales of replacement parts over the life of the aircraft. The Company has invested and will continue to invest significant resources to have its products selected for use on new commercial airframes, focusing particularly on high-cycle, medium- and short-range aircraft.

     During the years ended December 31, 1999, 1998 and 1997, the Company spent an aggregate of approximately $50.8 million, $60.7 million and $51.0 million, respectively, for research, development, design, Program Investments, capital expenditures and development participation costs. In prior years, the Company was selected as a supplier of wheels and carbon brakes on the Airbus A-321, the sole supplier of wheels, carbon brakes and brake control systems on the MD-90 and the sole supplier of wheels and brakes for each of the Saab 2000, the Canadair Regional Jet and CRJ-700 and the Lear 60. During 1999, the Company was selected as the sole wheel and brake supplier for Embraer's 70 and 90 passenger jets and Bombardier's 90 passenger jet, and the total braking system supplier for the Fairchild Dornier 428. Aircraft produced under these programs are in development or the early stages of their life cycles and represent significant future revenue opportunities for the Company.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

     During 1999, sales, operating income and net income were the highest in the Company's history, reflecting the continued build-out of customer fleets using Company products, new program awards and increased airline industry traffic. These results were driven by growth in all market sectors of the Company's business.

     Sales. Sales for the year ended December 31, 1999 totaled $356.0 million, reflecting an increase of $10.5 million or 3.0%, compared with $345.4 million for the same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $4.9 million, primarily on Fokker FO-100, A-321, MD-80, Fokker 27/28 and DC-10 programs, partially offset by lower sales on the MD-90 and DC-9 programs. General aviation sales increased $3.8 million, primarily due to higher sales of wheels and brakes on Gulfstream and Canadair aircraft. Military sales increased $1.8 million, primarily due to higher sales of aircraft fuel tanks on the F-18 and AH-64 programs.

     Gross Margin. The gross margin for the year ended December 31, 1999 was 44.4% compared with 43.2% for the same period in the prior year. This increase was primarily due to lower Program Investments and the overhead absorption effect relating to the higher sales. However, the reduction in Program Investments negatively effected overhead absorption and partially offset the increase in operating margins.

     Independent Research and Development. Independent research and development costs were $14.0 million for the year ended December 31, 1999 compared with $13.7 million for the same period in the prior year. This increase was primarily due to higher costs associated with the JAS-39 and Canadair CRJ-700 programs, partially offset by lower costs on the Raytheon Hawker Horizon.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.2 million for the year ended December 31, 1999 compared with $35.3 million for the same period in the prior year. This decrease was primarily due to lower costs incurred in 1999 associated with the installation of a new computer system at Aircraft Braking Systems, partially offset by higher performance-related incentive compensation.

     Interest Expense, Net. Interest expense, net was $40.4 million for the year ended December 31, 1999 compared with $44.8 million for the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness.

     Effective Tax Rate. The Company's effective tax rate of (19.6)% for the year ended December 31, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance and utilization of tax net operating losses, partially offset by state and local taxes. The effective tax rate of 12.7% for year ended December 31, 1998 differs from the statutory rate of 35% due to utilization of tax net operating losses, partially offset by state, local and foreign income taxes. The decrease in the effective rate in 1999 over 1998 is primarily due to the recording of a deferred tax asset to reflect the more likely than not utilization of tax net operating loss carryforwards and the expected reversal of temporary differences through December 31, 2000.

  Year Ended December 31, 1998 Compared with the Year Ended December 31, 1997

     Sales. Sales for the year ended December 31, 1998 totaled $345.4 million, reflecting an increase of $41.1 million or 13.5%, compared with $304.3 million for the same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $25.2 million, primarily on the MD-90, DC-9, MD-80 and Canadair Regional Jet, and higher general aviation sales of $6.8 million, primarily on Canadair and Dassault aircraft. Military sales increased by $9.1 million due to higher sales of wheels and brakes, primarily on the F-117 program, and higher sales of fuel tanks primarily on the F-15 and F/A-18 programs.

     Gross Margin. The gross margin for the year ended December 31, 1998 was 43.2% compared with 38.2% for the same period in the prior year. This increase was primarily due to the overhead absorption effect relating to the higher sales volume and operating efficiencies. The Company invested $14.9 million in capital equipment in 1998, for a total of $46.1 million over the last three years. These investments have helped to reduce manufacturing costs and improve operating margins. Partially offsetting this increase in margins were higher shipments of original equipment to airframe manufacturers at or below the cost of production.

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

     Effective Tax Rate. The Company's effective tax rate of 12.7% for the year ended December 31, 1998 differs from the statutory rate of 35% due to utilization of tax net operating losses, partially offset by state, local and foreign income taxes. The effective rate of 24.8% for the year ended December 31, 1997 differs from the statutory rate of 35% due to utilization of tax net operating losses, partially offset by an increase in the valuation allowance and state, local and foreign income taxes. The decrease in the effective rate in 1998 is primarily due to the net change in the valuation allowance and lower foreign income taxes.

LIQUIDITY AND FINANCIAL CONDITION

     The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make Program Investments. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facilities. The Company's total indebtedness decreased from $485.1 million at December 31, 1998 to $433.6 million at December 31, 1999 due to $50 million of principal prepayments and $1.5 million of scheduled principal payments on its Credit Facility.

     At December 31, 1999, the Credit Facility consists of a term loan facility in an aggregate principal amount of $241.6 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loans"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $48.9 million and a Tranche B term loan ("Term Loan B") in the principal amount of $192.7 million. The Credit Facility bears interest at floating rates selected at the option of the Company. At December 31, 1999 and 1998, the average interest rate on the Credit Facility was 8.3% and 7.4%, respectively. As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. This interest rate agreement effectively fixes the rate at 8.3% on $129 million of borrowings at December 31, 1999. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million per year due in years 2000 through 2002 and $47.4 million due in year 2003. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with installments of $1.0 million per year due in years 2000 through 2003, $67.0 million due in 2004 and $121.8 million due in 2005. The Company is required to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from 50% of excess cash flow (as defined). As a result of the excess cash flow calculation, $18.5 million was determined to be payable in 2000; however, the Company voluntarily prepaid $50.5 million during 1999, of which $32.0 million will be applied to future excess cash flow.

     The Credit Facility provides for revolving loans not to exceed $50 million, with up to $20 million available for letters of credit. At December 31, 1999, the Company had outstanding letters of credit of $6.6 million. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 1999, the Company had $36.4 million available to borrow under the Revolving Loan.

     The Company's management believes that it will have adequate resources to meet its current cash requirements through funds generated from operations and borrowings under its Revolving Loan.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 1999.

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

CASH FLOW

     During the year ended December 31, 1999, net cash provided by operating activities amounted to $60.5 million and reflected $119.4 million of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in inventory of $1.4 million, increases in accounts payable of $2.4 million, decreases in other working capital of $1.0 million, and increases in long-term liabilities of $1.3 million, partially offset by increases in accounts receivable of $16.1 million, prepaid pension costs of $4.0 million, decreases in other current liabilities of $3.7 million, interest payments of $39.5 million and income tax payments of $1.7 million. During the year ended December 31, 1998, net cash provided by operating activities amounted to $52.2 million and reflected $109.9 million of EBITDA, decreases in accounts receivable of $4.0 million, other working capital of $0.8 million, and increases in long-term liabilities of $1.2 million, partially offset by increases in inventory of $4.3 million, prepaid pension costs of $3.3 million, decreases in accounts payable of $2.7 million, other current liabilities of $9.5 million (primarily reflecting a portion of a $5.0 million payment in settlement of litigation and approximately $4.5 million paid to the bargaining workers at Aircraft Braking Systems in conjunction with the ratification of a new contract), interest payments of $42.8 million and income tax payments of $1.1 million. During the year ended December 31, 1997, net cash provided by operating activities amounted to $42.5 million and reflected $74.6 million of EBITDA, decreases in inventory of $2.4 million, increases in long-term liabilities of $1.5 million, accounts payable of $6.7 million, other current liabilities of $5.3 million, partially offset by increases in accounts receivables of $4.1 million, prepaid pension costs of $7.8 million, other working capital of $0.9 million and interest payments of $35.2 million.

     During the year ended December 31, 1999, net cash used in investing activities amounted to $18.3 million due to $10.4 million of capital expenditures and $7.9 million of program participation payments. During the year ended December 31, 1998, net cash used in investing activities amounted to $15.1 million primarily due to capital expenditures. During the year ended December 31, 1997, net cash used in investing activities amounted to $11.8 million due to $10.0 million of capital expenditures and $1.8 million of program participation payments. Capital spending for the year ended December 31, 2000 is expected to be approximately $11.0 million.

     During the year ended December 31, 1999, net cash used in financing activities amounted to $45.5 million due to the repayment of indebtedness of $51.5 million, partially offset by $6.0 million of proceeds received from a sale and leaseback transaction. During the year ended December 31, 1998, net cash used in financing activities amounted to $34.9 million due to the repayment of indebtedness of $35.5 million, partially offset by $0.6 million of proceeds received from a sale and leaseback transaction. During the year ended December 31, 1997, net cash used in financing activities amounted to $27.5 million due to the use of $218.6 million for the redemption of equity interests and $36.5 million for refinancing expenditures, partially offset by increased borrowings of $227.6 million, primarily related to the Recapitalization.

ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective January 1, 2001 for the Company. The Company is currently evaluating the impact, if any, on its financial position upon the adoption of SFAS No. 133.

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

YEAR 2000

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations to date, the Company does not expect any significant impact to its ongoing business as a result of the Y2K issue. The Company is not aware of any significant Y2K issues or problems that may have arisen for its significant customers and suppliers.

     The Company expended approximately $0.6 million through December 31, 1999 on its Y2K readiness efforts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has approximately $433.6 million of total debt outstanding at December 31, 1999. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under the Credit Facility. The interest rate for borrowings under the Credit Facility varies with LIBOR or the prime rate, at the Company's option.

     As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $129 million at December 31, 1999 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest on $314 million of its indebtedness at December 31, 1999. Given that approximately 72% of the Company's borrowings at December 31, 1999 are at fixed interest rates, a change in rates by 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

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

NAME                                  AGE                POSITION(S)               DIRECTOR SINCE
----                                  ---                -----------               --------------
Bernard L. Schwartz*................  74     Chairman of the Board and
                                               Chief Executive Officer                  1989
David J. Brand**....................  39     Director                                   1997
Herbert R. Brinberg*................  74     Director                                   1989
Robert B. Hodes*....................  74     Director                                   1997
Ronald H. Kisner*...................  51     Director and Secretary                     1989
John R. Paddock*....................  46     Director                                   1989
A. Robert Towbin***.................  64     Director                                   1989
Alan H. Washkowitz**................  59     Director                                   1989
Donald E. Fogelsanger...............  74     President
Kenneth M. Schwartz.................  48     Executive Vice President
Dirkson R. Charles..................  36     Chief Financial Officer

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

     Dr. Brinberg has been President and Chief Executive Officer of Parnassus Associates International, a firm of consultants in the field of Information Management, since September 1989. Previously, he was President and Chief Executive Officer of Wolters Kluwer U.S. Corporation, a wholly owned subsidiary of Wolters Kluwer N.V. of the Netherlands, and its predecessor companies since 1978. He is also currently an Adjunct Professor of Management at Baruch College City University of New York and a Director of Best Software Inc.

     Mr. Hodes is Counsel to the law firm of Willkie Farr & Gallagher with which he has been associated since 1949. He is a Director of W.R. Berkley Corporation, Globalstar Telecommunications, Ltd., LCH

Investments N.V., Loral Space & Communications Ltd., Mueller Industries, Inc., Restructured Capital Holdings Ltd. and R.V.I. Guaranty Co., Ltd.

     Mr. Kisner has been Secretary of the Company since 1997 and employed by the Company since January 1999. He was a member of the law firm of Chekow & Kisner, P.C., from 1984 until 1999. From 1982 to 1984, Mr. Kisner was a sole practitioner. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held such offices as Secretary, Vice President and Director.

     Dr. Paddock is a licensed psychologist who has maintained an independent practice of psychotherapy, assessment and consultation in Atlanta, Georgia since 1982. He has also been President of the Georgia Psychological Association (1993-1994). He holds appointments in the Department of Psychology at Kennesaw State University and Emory University. He is also on the clinical faculty in the Department of Psychiatry at Emory University School of Medicine.

     Mr. Towbin is Co-Chairman of C. E. Unterberg Towbin. From September of 1995 to January 2000 he was Senior Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and later Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers and Co-head, High Technology Investment Banking from January 1987 until January of 1994. Mr. Towbin was Vice Chairman and a Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. and its predecessor companies from 1986 to 1987. Mr. Towbin is also a Director of Bradley Real Estate Inc., Gerber Scientific, Inc., Globalstar Telecommunications Ltd., Globecomm Systems, Inc., and True Time, Inc.

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

     Effective March 7, 2000, Mr. Fogelsanger was appointed Vice Chairman of the Company. Mr. Fogelsanger was President of the Company since January 1996. From April 1989 to January 1996, Mr. Fogelsanger was the President of Aircraft Braking Systems Corporation. From 1987 to 1989 he was President of Loral Corporation's Aircraft Braking Systems Division. From January 1986 to March 1987 he was Vice President and General Manager of Goodyear Aerospace Corporation's ABS division. From 1980 to 1986 he was General Manager of Goodyear's Aircraft Tire Operations. In 1968, Mr. Fogelsanger directed Goodyear's development of a crash-resistant fuel system for helicopters that was credited with saving hundreds of lives during the Vietnam War. He joined Goodyear in 1951.

     Effective March 7, 2000, Mr. Kenneth M. Schwartz was appointed President and Chief Operating Officer of the Company. Mr. Schwartz was Executive Vice President of the Company since January 1996. From June 1989 to January 1996, Mr. Schwartz held the positions of Chief Financial Officer, Treasurer and Secretary. Previously he was the Corporate Director of Internal Audit for Loral Corporation since late 1987. From 1984 to 1987, Mr. Schwartz held the position of Director of Cost and Schedule Administration for Loral Electronic Systems. Prior to 1984, Mr. Schwartz held various other positions with Loral Electronic Systems and the accounting firm of Deloitte & Touche LLP.

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

AIRCRAFT BRAKING SYSTEMS CORPORATION

NAME                                      AGE                        POSITION
----                                      ---                        --------
Frank P. Crampton.......................  56     Senior Vice President -- Marketing
Richard W. Johnson......................  56     Senior Vice President -- Finance and
                                                 Administration
James J. Williams.......................  44     Senior Vice President -- Operations
Gary M. Rimlinger.......................  52     Vice President -- Engineering

ENGINEERED FABRICS CORPORATION

NAME                                      AGE                        POSITION
----                                      ---                        --------
Roger C. Martin.........................  62     President
John A. Skubina.........................  45     Senior Vice President
Richard P. Arsenault....................  42     Vice President -- Finance
Terry L. Lindsey........................  55     Vice President -- Marketing
Anthony G. McCann.......................  40     Vice President -- Operations
Dan C. Sydow............................  63     Vice President -- Engineering

     Mr. Crampton has been Senior Vice President of Marketing at Aircraft Braking Systems since October 1999. He was previously Vice President of Marketing at Aircraft Braking Systems since March 1987. He had been Director of Business Development for Goodyear Aerospace Corporation's Wheel and Brake Division since 1985. Prior to that assignment, he was the divisional manager of Program Operations since 1983. Mr. Crampton joined Goodyear in 1967. He became Section Manager in Commercial Sales in 1977, a product marketing manager in 1978 and Divisional Sales Manager in 1979. In August of 1982, he joined manufacturing as the manager of the manufacturing process organization. He also worked for NASA at the Johnson Space Center, Houston, Texas from 1963 to 1966.

     Mr. Johnson has been Senior Vice President of Finance and Administration at Aircraft Braking Systems since October 1999. He was previously Vice President of Finance and Controller at Aircraft Braking Systems since April 1989. From 1987 to 1989, he was Vice President of Finance and Controller of Loral Corporation's Aircraft Braking Systems Division. Prior to this assignment, he had spent 22 years with Goodyear Aerospace Corporation, including one year as the Controller of the wheel and brake division. Mr. Johnson joined Goodyear Aerospace Corporation in 1966. He became Manager of Accounting in 1979 for the Centrifuge Equipment Division of Goodyear Aerospace Corporation after holding various positions in the Defense Systems Division.

     Mr. Williams has been Senior Vice President of Operations at Aircraft Braking Systems since October 1999. He was previously Vice President of Manufacturing at Aircraft Braking Systems since May 1992. He had been Director of Manufacturing since joining Aircraft Braking Systems in September 1989. Previously from April 1985 to August 1989, he was Branch Manager of Refurbishment Operations at United Technologies responsible for the refurbishment process of the Solid Rocket Boosters on the Shuttle Program. Mr. Williams started his aviation career in 1975 in the Air Force as a Hydraulic Systems Specialist. He was Superintendent, Manufacturing at Fairchild Republic Company from 1979 to 1983, followed by Manager, B-1B Manufacturing Operations at Rockwell International Corporation from 1983 to 1985.

     Mr. Rimlinger was named Vice President of Engineering at Aircraft Braking Systems in June 1998. He had been Director of Research and Technology for Aircraft Braking Systems since February 1990. Prior to this assignment, he had spent 11 years in various Engineering and Engineering Management positions in the

Research and Technology Department of Aircraft Braking Systems, Loral Corporation's Aircraft Braking Systems Division and Goodyear Aerospace.

     Mr. Martin has been President of Engineered Fabrics Corporation since 1987. From June 1984 until 1987, he was General Manager of GAC's Engineered Fabrics Division. Mr. Martin has been continuously employed by Goodyear, GAC, Loral Corporation and Engineered Fabrics Corporation for the past 38 years. Other positions Mr. Martin held with Goodyear include General Manager, Program Manager and a number of research positions. He holds a patent for elastomeric protective coating for metal storage reels.

     Mr. Skubina has been Senior Vice President of Engineered Fabrics Corporation since September 1999. He had been Vice President of Finance and Administration since February 1991. Prior to that, he was made Vice President of Finance on April 1, 1990. He joined Engineered Fabrics Corporation in 1988 as Accounting Manager. From 1985 until 1988, Mr. Skubina was the Assistant Controller and Controller of MPD, a division of M/A-Com.

     Mr. Arsenault joined Engineered Fabrics Corporation in 1997 as Vice President of Finance. Prior to this he held various finance positions with the Remington Arms Company from 1994 to 1996 and he held Accounting and Auditing positions with the Fibers business, Composites business, and Corporate offices of E.I. Dupont from 1988 to 1994. He also worked for the U.S. army Audit Agency in various capacities from 1983 to 1988 and is a veteran of the U.S. Army, 82(nd) Airborne Division.

     Mr. Lindsey has been Vice President of Business Development at Engineered Fabrics Corporation since 1989. He has been with Goodyear Aerospace Corporation, Loral Corporation and Engineered Fabrics Corporation since 1977. Prior to this he had 12 years of federal service with the US Army. He joined GAC as Contract Administrator of the Industrial Brake Operation in Berea, Kentucky, and transferred to Engineered Fabrics in 1979 as Manager of Contracts.

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

     Mr. Sydow has served as the Director and Vice President of Engineering since 1993. He joined Engineered Fabrics Corporation in September 1985 as a Senior Engineer. He served as the Manager of Product Engineering from 1989 to 1993. Before that, he served as the Supervisor of Centrifuge Assembly at Goodyear Atomic from 1981 to 1985.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the years ended December 31, 1999, 1998 and 1997, paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries.

                                             ANNUAL COMPENSATION     LONG-TERM COMPENSATION
                                           -----------------------   -----------------------    ALL OTHER
                                  FISCAL                              OPTIONS        LTIP      COMPENSATION
  NAME AND PRINCIPAL POSITION      YEAR    SALARY($)     BONUS($)    GRANTED(#)   PAYOUTS($)      (a)($)
  ---------------------------     ------   ---------     ---------   ----------   ----------   ------------
Bernard L. Schwartz.............   1999    2,084,224(b)  6,095,300        --            --            --
  Chairman of the Board and        1998    2,070,782(b)  5,055,300        --            --            --
  Chief Executive Officer          1997    1,440,000(b)  1,553,200        --            --            --
Kenneth M. Schwartz.............   1999      435,000(b)    175,000        --        48,333         5,856
  Executive Vice President of      1998      265,154       160,000     1,500        45,000         5,532
  K & F Industries, Inc.           1997      494,038(b)    150,000     2,500        28,333         5,237
Donald E. Fogelsanger...........   1999      235,000       150,000        --        53,332        32,976
  President of K & F               1998      244,500       130,000        --        48,333        35,636
  Industries, Inc.                 1997      216,000       125,000     2,500        30,000        34,519
Roger C. Martin.................   1999      164,000        82,000        --        29,000        29,116
  President of Engineered          1998      153,229        77,000        --        27,333        29,238
  Fabrics Corporation              1997      148,059        49,000     1,500        17,333        28,266
Dirkson R. Charles..............   1999      170,000        90,000        --        34,333         7,596
  Chief Financial Officer of       1998      141,923        80,000     1,200        29,667         7,313
  K & F Industries, Inc.           1997      135,000       170,000     2,250        18,333         7,071

---------------
(a) Includes the following: (i) Company contributions to individual 401(k) plan accounts for the years ended December 31, 1999, 1998 and 1997, respectively:
    Mr. K. Schwartz -- $4,800, $4,517 and $4,275; Mr. Fogelsanger -- $4,800,
    $4,517 and $4,275; Mr. Martin -- $4,765, $4,610 and $3,927; Mr. Charles --
    $4,800, $4,517 and $4,275; and (ii) the compensation element of supplemental life insurance programs for the years ended December 31, 1999, 1998 and 1997, respectively: Mr. K. Schwartz -- $1,056, $1,015 and $962; Mr.
    Fogelsanger -- $28,176, $31,119 and $30,244; Mr. Martin -- $24,351, $24,628
    and $24,339; Mr. Charles -- $2,796, $2,796 and $2,796.

(b) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. BLS designated that $150,000 and $250,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for the years ended December 31, 1999 and 1997, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options by the Company during the year ended December 31, 1999 to the named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR-END OPTIONS VALUES

     The following sets forth information as to the exercise of stock options during the year ended December 31, 1999 and the value of unexercised stock options at year-end.

                                                                                             VALUE OF
                                                                            NUMBER OF       UNEXERCISED
                                                                           UNEXERCISED     IN-THE-MONEY
                                                                           OPTIONS AT       OPTIONS AT
                                                                            FY-END(#)      FY-END($)(1)
                                             SHARES                       -------------    -------------
                                           ACQUIRED ON       VALUE        EXERCISABLE/     EXERCISABLE/
NAME                                       EXERCISE(#)    REALIZED($)     UNEXERCISABLE    UNEXERCISABLE
----                                       -----------    ------------    -------------    -------------
Bernard L. Schwartz......................       0              0              0/0               0/0
Kenneth M. Schwartz......................       0              0           625/3,375            0/0
Donald E. Fogelsanger....................       0              0           625/1,875            0/0
Roger C. Martin..........................       0              0           375/1,125            0/0
Dirkson R. Charles.......................       0              0           563/2,887            0/0

---------------
(1) None of the Company's stock is currently publicly traded. All options in the table were granted at an exercise price of $175.00 per share based upon the implied value of the capital stock retained by BLS and the Lehman Investors following the Recapitalization.

LONG-TERM INCENTIVE PLAN AWARDS

     Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction) in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. The following awards were earned for the individuals named in the Summary Compensation Table during the years ended December 31, 1999, 1998 and 1997, respectively: Mr. K. Schwartz $70,000, $60,000 and $50,000; Mr. Fogelsanger $65,000, $55,000 and $55,000; Mr. Martin $35,000, $32,000 and $30,000; and Mr.
Charles $55,000, $45,000 and $39,000.

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

     Effective January 1, 1990, the Plan was amended for eligible employees of K & F Industries and Aircraft Braking Systems to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of continuous service on and after January 1, 1990, a contributory benefit of (i) for 14 years of continuous service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of continuous service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has (a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $135,000 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in the amended plan of K & F and Aircraft Braking Systems and the supplemental plan are $300,000 for Mr. K. Schwartz; $148,000 for Mr. Fogelsanger; and $186,000 for Mr. Charles. BLS does not participate in either plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65 or current age if greater; (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (c) participation in the contributory portion of the plan will continue at current levels. The Company has a similar plan at Engineered Fabrics in which Mr. Martin participates. Estimated annual benefits for Mr. Martin are $95,000 using the assumptions in (a), (b) and (c) above.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

COMPENSATION OF DIRECTORS

     The Board of Directors held four meetings during the year ended December 31, 1999. Members of the Board of Directors are entitled to receive a director's fee of $12,000 per year. Messrs. Brand and Washkowitz did not receive compensation for services as a director during the year ended December 31, 1999. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

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

                                    PART IV

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the capital stock of the Company as of December 31, 1999.

                                                                NUMBER OF        PERCENTAGE
                                                                SHARES OF       OWNERSHIP OF
                                                              COMMON STOCK**    CAPITAL STOCK
                                                              --------------    -------------
Bernard L. Schwartz.........................................     370,199            50.00%
*Lehman Brothers Merchant Banking Portfolio Partnership
  L.P.(a)...................................................     180,228            24.34
*Lehman Brothers Offshore Investment Partnership L.P.(b)....      48,880             6.60
*Lehman Brothers Offshore Investment Partnership -- Japan
  L.P.(b)...................................................      18,591             2.51
*Lehman Brothers Capital Partners II, L.P.(c)...............     122,500            16.55
                                                                 -------           ------
                                                                 740,398           100.00%
                                                                 =======           ======

---------------
   * Collectively referred to as the "Lehman Investors."

  ** The executive officers named in Item 11 hold options covering 2,188 shares, and executive officers and directors as a group hold options covering 4,750 shares, which may be acquired within 60 days pursuant to the exercise of the options.

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $6,095,300, $5,055,300 and $1,553,200 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions. During the year ended December 31, 1997, Lehman Brothers received underwriting discounts and commissions of $4.6 million in connection with the offering of the 9 1/4% Notes. In connection with the tender offer component of the Recapitalization, Lehman Brothers received a customary fee for acting as Dealer Manager and Solicitation Agent. In addition, one or more affiliates of Lehman Brothers received underwriting commissions of $4.7 million in connection with the Credit Facility. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders Agreement and the Company's By-laws.

     Before 1999, the Company paid Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $78,000 and $176,000 during the years ended December 31, 1998 and 1997, respectively. Mr. Kisner also received stock options for 900 and 1,750 shares during the years ended December 31, 1998 and 1997, respectively. Since January 1999, Mr. Kisner has been employed by the Company.

     Pursuant to agreements between the Company and Loral Space (of which BLS is Chairman and Chief Executive Officer), the Company reimburses Loral Space for certain legal services and rent. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     In connection with the Recapitalization, the Company paid Loral Space $80.6 million for the redemption of its 22.5% equity interest in the Company.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements:

                                                              PAGE
                                                              ----
K & F Industries, Inc. -- Consolidated Financial Statements:
  Independent Auditors' Report..............................  F-1
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997.......................  F-3
  Consolidated Statements of Stockholders' Deficiency for
     the Years Ended December 31, 1999, 1998 and 1997.......  F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997.......................  F-5
  Notes to Consolidated Financial Statements................  F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.04 through 10.09 and 10.11, 10.12, 10.19, 10.40 and 10.41 are management contracts or compensation plans.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed for the three months ended December 31, 1999.

     Exhibits: See exhibit index below.

     (c) Exhibits

 1.01  --   Purchase Agreement dated as of October 9, 1997 between the
            Company and Lehman Brothers Inc. and Unterberg Harris(10)
 2.01  --   Agreement for Sale and Purchase of Assets dated March 26,
            1989 between Loral Corporation and the Registrant(1)
 2.02  --   Stock Purchase Agreement dated September 15, 1997 among the
            Company and the Stockholders of the Company(10)
 2.03  --   First Amendment to Stock Purchase Agreement dated as of
            October 15, 1997 among the Company and the Stockholders
            named therein(10)
 3.01  --   Amended and Restated Certificate of Incorporation of the
            Company(10)
 3.02  --   Amended and Restated By-Laws of the Company(10)
 4.01  --   Indenture dated October 15, 1997 for the 9 1/4% Notes
            between the Company and State Street Bank and Trust Company, as trustee(10)
 4.02  --   Indenture dated as of August 15, 1996 for the 10 3/8% Notes between the Company and Fleet National Bank, as trustee(9)
 4.03  --   Indenture dated as of June 1, 1992 for the 11 7/8% Notes
            between the Company and the Bank of New York, as trustee(5)
 4.04  --   Pledge Agreement dated as of June 10, 1992 between the
            Company and the Bank of New York, as collateral trustee(5)
10.01  --   Securities Purchase Agreement dated as of April 27, 1989,
            among the Company, BLS and Lehman Brothers Holdings Inc.
            ("LBH")(1)
10.02  --   Assumption Agreement dated as of April 27, 1989(1)
10.03  --   Shared Services Agreement dated as of April 27, 1996 between
            Lockheed Martin Tactical Defense Systems -- Akron and
            Aircraft Braking Systems(10)
10.04  --   Amended and Restated Director Advisory Agreement dated as of
            October 15, 1997, between the Company and BLS(10)

10.05  --   Non-Competition Agreement dated as of April 27, 1989,
            between the Company and BLS(1)
10.06  --   K & F Industries, Inc. Retirement Plan for Salaried
            Employees(5)
10.07  --   K & F Industries, Inc. Savings Plan for Salaried
            Employees(5)
10.08  --   Goodyear Aerospace Corporation Supplemental Unemployment
            Benefits Plan for Salaried Employees -- Plan A(1)
10.09  --   The Loral Systems Group Release and Separation Allowance
            Plan(1)
10.10  --   Letter Agreement dated April 27, 1989, between the Company and LBH(1)
10.11  --   K & F Industries, Inc. 1989 Stock Option Plan(2)
10.12  --   K & F Industries, Inc. Executive Deferred Bonus Plan(2)
10.13  --   Securities Purchase Agreement dated as of July 22, 1991
            among the Company, BLS and the Lehman Investors(4)
10.14  --   Securities Purchase Agreement among the Company, BLS and the
            Lehman Investors dated September 2, 1994(6)
10.15  --   Amended and Restated Stockholders Agreement dated as of
            September 2, 1994, by and among the Company, BLS, the Lehman
            Investors, Chase Capital Partners and Loral Space(6)
10.16  --   Agreement dated as of September 2, 1994, between the Company and Loral Space(6)
10.17  --   Amendment of Stockholders Agreement dated November 8,
            1994(6)
10.18  --   Securities Conversion Agreement among the Company and the
            Converting Stockholders, dated November 8, 1994(6)
10.19  --   K & F Industries, Inc. Supplemental Executive Retirement
            Plan(8)
10.20  --   Amended and Restated Credit Agreement dated as of August 14,
            1996, among Aircraft Braking Systems ("ABS"), Engineered
            Fabrics Corporation ("EFC"), the Lenders (as defined
            therein), Lehman Commercial Paper, Inc., as Documentation
            Agent and Chase Securities Inc., individually and as agent for the Lenders ("Chase")(9)
10.21  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between ABS and Chase(9)
10.22  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between EFC and Chase(9)
10.23  --   Revolving Credit Note dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank(9)
10.24  --   Facility A Notes dated as of August 14, 1996 executed by
            each of ABS and EFC in favor of NBD Bank(9)
10.25  --   Amended and Restated K & F Agreement dated as of August 14,
            1996, between the Company and Chase(9)
10.26  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between ABS and Chase(9)
10.27  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between EFC and Chase(9)
10.28  --   Purchase Agreement dated August 12, 1996 among the Company,
            Lehman Brothers Inc. and Chase Securities Inc.(9)
10.29  --   Registration Rights Agreement dated as of August 15, 1996
            among the Company, Lehman Brothers Inc. and Chase Securities
            Inc.(9)
10.30  --   Credit Agreement dated as of October 15, 1997 among ABS,
            EFC, the Lenders (as defined therein), Lehman Commercial
            Paper, Inc. as Documentation Agent and The First National
            Bank of Chicago ("FNBC"), as Administrative Agent(10)

10.31  --   Guarantee and Collateral Agreement dated as of October 15,
            1997 among the Company, ABS, EFC, certain subsidiaries named therein and FNBC, as Collateral Agent(10)
10.32  --   Subordination Agreement dated as of October 15, 1997 between
            ABS and FNBC(10)
10.33  --   Subordination Agreement dated as of October 15, 1997 between
            EFC and FNBC(10)
10.34  --   Intercreditor Agreement dated as of October 15, 1997 among the Pension Benefit Guaranty Corporation ("PBGC"), FNBC,
            ABS, EFC and the Company(10)
10.35  --   K & F Agreement dated as of October 15, 1997 executed by the
            Company in favor of FNBC(10)
10.36  --   Settlement Agreement dated as of October 15, 1997 between
            the Company and PBGC(10)
10.37  --   Registration Rights Agreement dated as of October 15, 1997 between the Company and Lehman Brothers Inc. and Unterberg
            Harris(10)
10.38  --   Dealer Manager Agreement dated as of September 15, 1997
            between Lehman Brothers Inc. and the Company(10)
10.39  --   Stockholders' Agreement dated as of October 15, 1997 between the Company and the Stockholders identified therein(10)
10.40  --   K & F Industries, Inc. 1998 Stock Option Plan(11)
10.41  --   K & F Industries, Inc. Supplemental Executive Retirement
            Plan, as amended
12.01  --   Statement of computations of ratio of earnings to fixed
            charges(10)
21.01  --   Subsidiaries of the Registrant(1)
24.01  --   Powers of Attorney (included on signature page)
27.01  --   Financial Data Schedule

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

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

     Supplemental Information to Be Furnished With Reports Filed Pursuant to
     Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders.

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

Date: March 29, 2000

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                       DATE
---------------------------------------------------    -------------------------------    -----------------

                         *                             Chairman of the Board, Chief          March 29, 2000
---------------------------------------------------      Executive Officer and
                Bernard L. Schwartz                      Director (principal executive
                                                         officer)

              /s/ KENNETH M. SCHWARTZ                  Executive Vice President              March 29, 2000
---------------------------------------------------
                Kenneth M. Schwartz

              /s/ DIRKSON R. CHARLES                   Chief Financial Officer               March 29, 2000
---------------------------------------------------      (principal financial and
                Dirkson R. Charles                       accounting officer)

                         *                             Director                              March 29, 2000
---------------------------------------------------
                  David J. Brand

                         *                             Director                              March 29, 2000
---------------------------------------------------
                Herbert R. Brinberg

                         *                             Director                              March 29, 2000
---------------------------------------------------
                  Robert B. Hodes

                         *                             Director                              March 29, 2000
---------------------------------------------------
                 Ronald H. Kisner

                         *                             Director                              March 29, 2000
---------------------------------------------------
                  John R. Paddock

                         *                             Director                              March 29, 2000
---------------------------------------------------
                 A. Robert Towbin

                         *                             Director                              March 29, 2000
---------------------------------------------------
                Alan H. Washkowitz

*By: /s/ KENNETH M. SCHWARTZ                           Attorney-in-Fact                      March 29, 2000
--------------------------------------------------
     Kenneth M. Schwartz

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

New York, New York
February 7, 2000

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                              -------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   3,584,000    $   6,844,000
  Accounts receivable -- net................................     51,870,000       35,990,000
  Inventory.................................................     68,848,000       70,296,000
  Other current assets......................................        801,000          673,000
  Deferred tax asset........................................     18,063,000               --
                                                              -------------    -------------
          Total current assets..............................    143,166,000      113,803,000
                                                              -------------    -------------
Property, Plant and Equipment -- Net........................     71,201,000       75,280,000
Prepaid Pension Cost........................................     17,814,000       13,807,000
Deferred Charges -- Net of amortization of $10,445,000 and
  $7,456,000................................................     30,534,000       25,631,000
Cost in Excess of Net Assets Acquired -- Net of amortization
  of $65,149,000 and $59,041,000............................    168,787,000      179,700,000
Intangible Assets -- Net of amortization of $34,472,000 and
  $32,960,000...............................................     10,366,000       11,878,000
                                                              -------------    -------------
Total Assets................................................  $ 441,868,000    $ 420,099,000
                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable..........................................  $  17,687,000    $  15,328,000
  Current portion of long-term debt.........................      1,500,000        8,000,000
  Interest payable..........................................      4,506,000        5,133,000
  Other current liabilities.................................     42,851,000       46,503,000
                                                              -------------    -------------
          Total current liabilities.........................     66,544,000       74,964,000
                                                              -------------    -------------
Postretirement Benefit Obligation Other Than Pensions.......     78,667,000       75,956,000
Other Long-Term Liabilities.................................      6,266,000        7,664,000
Long-Term Debt..............................................    432,125,000      477,125,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Deficiency:
  Common stock, $.01 par value -- authorized, 1,000,000
     shares; issued and outstanding, 740,398 shares.........          7,000            7,000
  Additional paid-in capital................................    (63,259,000)     (63,259,000)
  Deficit...................................................    (78,696,000)    (152,616,000)
  Accumulated other comprehensive income....................        214,000          258,000
                                                              -------------    -------------
          Total stockholders' deficiency....................   (141,734,000)    (215,610,000)
                                                              -------------    -------------
Total Liabilities and Stockholders' Deficiency..............  $ 441,868,000    $ 420,099,000
                                                              =============    =============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Net sales........................................  $355,951,000    $345,447,000    $304,331,000
Cost of sales....................................   197,757,000     196,190,000     188,001,000
                                                   ------------    ------------    ------------
Gross margin.....................................   158,194,000     149,257,000     116,330,000
Independent research and development.............    13,996,000      13,705,000      10,873,000
Selling, general and administrative expenses.....    33,245,000      35,332,000      40,182,000
Amortization.....................................     8,773,000      10,286,000      10,316,000
                                                   ------------    ------------    ------------
Operating income.................................   102,180,000      89,934,000      54,959,000
Interest expense, net of interest income of
  $281,000, $356,000 and $621,000................    40,396,000      44,830,000      34,091,000
                                                   ------------    ------------    ------------
Income before income taxes and extraordinary
  charge.........................................    61,784,000      45,104,000      20,868,000
Income tax benefit (provision)...................    12,136,000      (5,744,000)     (5,184,000)
                                                   ------------    ------------    ------------
Income before extraordinary charge...............    73,920,000      39,360,000      15,684,000
Extraordinary charge from early extinguishment of
  debt, net of tax...............................            --              --     (29,513,000)
                                                   ------------    ------------    ------------
Net income (loss)................................  $ 73,920,000    $ 39,360,000    $(13,829,000)
                                                   ============    ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      CLASS B              CLASS A
                             PREFERRED STOCK        COMMON STOCK         COMMON STOCK        COMMON STOCK
                           -------------------   ------------------   ------------------   ----------------    ADDITIONAL
                            SHARES                SHARES               SHARES              SHARES                PAID-IN
                            ISSUED     AMOUNT     ISSUED    AMOUNT     ISSUED    AMOUNT    ISSUED    AMOUNT      CAPITAL
                           ---------   -------   --------   -------   --------   -------   -------   ------   -------------
Balance, January 1,
  1997...................  1,027,635   $10,000    458,994   $ 5,000    553,344   $ 6,000        --   $   --   $ 155,350,000
  Issuance pursuant to
    stock option plan....                                               11,250                                      952,000
  Redemption of capital
    stock................   (657,436)   (7,000)  (458,994)   (5,000)  (194,395)   (2,000)                      (219,561,000)
  Conversion to common
    stock................   (370,199)   (3,000)                       (370,199)   (4,000)  740,398    7,000
  Net loss...............
  Pension adjustment.....
  Cumulative translation
    adjustments..........
                           ---------   -------   --------   -------   --------   -------   -------   ------   -------------
Balance, December 31,
  1997...................         --        --         --        --         --        --   740,398    7,000     (63,259,000)
  Net Income.............
  Pension adjustment.....
  Cumulative translation
    adjustments..........
                           ---------   -------   --------   -------   --------   -------   -------   ------   -------------
Balance, December 31,
  1998...................         --        --         --        --         --        --   740,398    7,000     (63,259,000)
  Net Income.............
  Cumulative translation
    adjustments..........
                           ---------   -------   --------   -------   --------   -------   -------   ------   -------------
Balance, December 31,
  1999...................         --   $    --         --   $    --         --   $    --   740,398   $7,000   $ (63,259,000)
                           =========   =======   ========   =======   ========   =======   =======   ======   =============


                                            ACCUMULATED
                                               OTHER
                                           COMPREHENSIVE   COMPREHENSIVE
                              DEFICIT      INCOME (LOSS)   INCOME (LOSS)
                           -------------   -------------   -------------
Balance, January 1,
  1997...................  $(178,147,000)  $(10,530,000)
  Issuance pursuant to
    stock option plan....
  Redemption of capital
    stock................
  Conversion to common
    stock................
  Net loss...............    (13,829,000)                  $(13,829,000)
  Pension adjustment.....                     9,436,000       9,436,000
  Cumulative translation
    adjustments..........                      (137,000)       (137,000)
                           -------------   ------------    ------------
Balance, December 31,
  1997...................   (191,976,000)    (1,231,000)   $ (4,530,000)
                                                           ============
  Net Income.............     39,360,000                   $ 39,360,000
  Pension adjustment.....                     1,213,000       1,213,000
  Cumulative translation
    adjustments..........                       276,000         276,000
                           -------------   ------------    ------------
Balance, December 31,
  1998...................   (152,616,000)       258,000    $ 40,849,000
                                                           ============
  Net Income.............     73,920,000                   $ 73,920,000
  Cumulative translation
    adjustments..........                       (44,000)        (44,000)
                           -------------   ------------    ------------
Balance, December 31,
  1999...................  $ (78,696,000)  $    214,000    $ 73,876,000
                           =============   ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1999            1998            1997
                                                  ------------    ------------    -------------
Cash Flows From Operating Activities:
  Net income (loss).............................  $ 73,920,000    $ 39,360,000    $ (13,829,000)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation...............................     8,495,000       9,675,000        9,364,000
     Amortization...............................     8,773,000      10,286,000       10,316,000
     Non-cash interest expense-amortization of
       deferred financing charges...............     1,836,000       1,932,000        1,507,000
     Provision for losses on accounts
       receivable...............................       161,000         140,000           27,000
     Extraordinary charge from early
       extinguishment of debt...................            --              --       29,513,000
     Deferred income taxes......................   (13,258,000)      4,912,000        3,621,000
     Changes in assets and liabilities:
       Accounts receivable......................   (16,058,000)      3,989,000       (4,060,000)
       Inventory................................     1,421,000      (4,254,000)       2,377,000
       Other current assets.....................      (128,000)       (114,000)          27,000
       Prepaid pension costs....................    (4,007,000)     (3,283,000)      (7,848,000)
       Accounts payable.........................     2,359,000      (2,651,000)       6,726,000
       Interest payable.........................      (627,000)        408,000       (1,964,000)
       Other current liabilities................    (3,652,000)     (9,491,000)       5,254,000
       Postretirement benefit obligation other
          than pensions.........................     2,711,000       1,414,000          103,000
       Other long-term liabilities..............    (1,398,000)       (166,000)       1,379,000
                                                  ------------    ------------    -------------
       Net cash provided by operating
          activities............................    60,548,000      52,157,000       42,513,000
                                                  ------------    ------------    -------------
Cash Flows From Investing Activities:
  Capital expenditures..........................   (10,413,000)    (14,873,000)     (10,016,000)
  Deferred charges..............................    (7,892,000)       (203,000)      (1,781,000)
                                                  ------------    ------------    -------------
          Net cash used in investing
            activities..........................   (18,305,000)    (15,076,000)     (11,797,000)
                                                  ------------    ------------    -------------
Cash Flows From Financing Activities:
  Payments of senior revolving loan.............   (59,000,000)    (55,000,000)     (61,000,000)
  Borrowings under senior revolving loan........    66,000,000      41,000,000       62,000,000
  Payments on long-term debt....................   (58,500,000)    (21,500,000)    (280,375,000)
  Proceeds from issuance of long-term debt......            --              --      507,000,000
  Premiums paid on early extinguishment of
     debt.......................................            --              --      (24,418,000)
  Deferred charges -- financing costs...........            --              --      (12,101,000)
  Redemption of equity interests................            --              --     (218,623,000)
  Proceeds from sale and leaseback
     transaction................................     5,997,000         556,000               --
                                                  ------------    ------------    -------------
          Net cash used in financing
            activities..........................   (45,503,000)    (34,944,000)     (27,517,000)
                                                  ------------    ------------    -------------
Net (decrease) increase in cash and cash
  equivalents...................................    (3,260,000)      2,137,000        3,199,000
Cash and cash equivalents, beginning of
  period........................................     6,844,000       4,707,000        1,508,000
                                                  ------------    ------------    -------------
Cash and cash equivalents, end of period........  $  3,584,000    $  6,844,000    $   4,707,000
                                                  ============    ============    =============
Supplemental Information:
  Interest paid during the period...............  $ 39,468,000    $ 42,846,000    $  35,169,000
                                                  ============    ============    =============
  Income taxes paid during the period...........  $  1,658,000    $  1,055,000    $     136,000
                                                  ============    ============    =============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 88% of the Company's total revenues during the year ended December 31, 1999 and Engineered Fabrics Corporation (collectively, the "Subsidiaries"), which generated approximately 12% of the Company's total revenues during the year ended December 31, 1999.

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

     Deferred Charges -- Deferred charges consist primarily of financing costs ($7.9 million and $9.7 million, which is net of amortization (non-cash interest expense) of $4.2 million and $2.4 million at December 31, 1999 and 1998, respectively), and program participation costs ($22.6 million and $15.9 million, which is net of amortization of $6.3 million and $5.1 million at December 31, 1999 and December 31, 1998, respectively)

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
paid in connection with the sole-source award of wheels, brakes and brake control equipment on various commercial programs. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over 6 to 10 years, which reflect the terms of the Company's debt.

     Cost in Excess of Net Assets Acquired -- Cost in excess of net assets acquired is being amortized on the straight-line method over a period of 40 years. The Company reviews the cost in excess of net assets acquired for recoverability on an ongoing basis using undiscounted cash flows. Impairments would be recognized in operating results.

     Intangible Assets -- Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 5 to 30 years.

     Evaluation of Long-Lived Assets -- Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. In evaluating the value and future benefits of long-lived assets, their carrying value would be compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 1999, 1998 and 1997 resulting from the Company's evaluations.

     Warranty -- Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

     Business and Credit Concentrations -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U.S. government accounted for approximately 15%, 14% and 12% of total sales for the years ended December 31, 1999, 1998 and 1997, respectively. No other single customer accounted for 10% or more of consolidated revenues for the years then ended, and there were no significant accounts receivable from a single customer, except the U.S. government, at December 31, 1999 and December 31, 1998.

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

     New Accounting Pronouncement -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective January 1, 2001 for the Company. The Company is currently evaluating the impact, if any, on its financial position upon the adoption of SFAS No. 133.

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to the current period presentation.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

3. ACCOUNTS RECEIVABLE

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Accounts receivable, principally from commercial
  customers.......................................  $46,510,000    $32,434,000
Accounts receivable on U.S. government and other
  long-term contracts.............................    5,634,000      3,803,000
Allowances........................................     (274,000)      (247,000)
                                                    -----------    -----------
          Total...................................  $51,870,000    $35,990,000
                                                    ===========    ===========

4. INVENTORY

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Raw materials and work-in-process.................  $37,216,000    $46,245,000
Finished goods....................................   22,069,000     14,364,000
Inventoried costs related to U.S. government and
  other long-term contracts.......................    9,563,000      9,687,000
                                                    -----------    -----------
          Total...................................  $68,848,000    $70,296,000
                                                    ===========    ===========

5. PROPERTY, PLANT AND EQUIPMENT

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Land............................................  $    661,000    $    661,000
Buildings and improvements......................    36,770,000      35,257,000
Machinery, equipment, furniture and fixtures....   121,900,000     119,949,000
                                                  ------------    ------------
          Total.................................   159,331,000     155,867,000
Less accumulated depreciation and
  amortization..................................    88,130,000      80,587,000
                                                  ------------    ------------
          Total.................................  $ 71,201,000    $ 75,280,000
                                                  ============    ============

6. OTHER CURRENT LIABILITIES

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Accrued payroll costs.............................  $18,733,000    $17,448,000
Accrued taxes.....................................    3,429,000      6,864,000
Accrued costs on long-term contracts..............    2,875,000      2,342,000
Accrued warranty costs............................    9,626,000      8,165,000
Customer credits..................................    3,312,000      2,777,000
Postretirement benefit obligation other than
  pensions........................................    3,000,000      3,000,000
Other.............................................    1,876,000      5,907,000
                                                    -----------    -----------
          Total...................................  $42,851,000    $46,503,000
                                                    ===========    ===========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Senior Revolving Loan...........................  $  7,000,000    $         --
Senior Term Loan A..............................    48,875,000      49,375,000
Senior Term Loan B..............................   192,750,000     250,750,000
9 1/4% Senior Subordinated Notes due 2007.......   185,000,000     185,000,000
                                                  ------------    ------------
Total...........................................   433,625,000     485,125,000
Less current maturities.........................     1,500,000       8,000,000
                                                  ------------    ------------
          Total.................................  $432,125,000    $477,125,000
                                                  ============    ============

     At December 31,1999, the Credit Facility consists of a term loan facility in an aggregate principal amount of $241.6 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loan"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $48.9 million and a Tranche B term loan ("Term Loan B") in the principal amount of $192.7 million. The interest rates under the Credit Facility are, at the Company's option, either the LIBOR or prime rate, in each case plus a margin. At December 31, 1999 and 1998, the average interest rate on outstanding borrowings on the Credit Facility was 8.3% and 7.4%, respectively. As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% and matures December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. At December 31, 1999, the notional value on the interest rate swap agreement was $129 million and the fair value was approximately $1.1 million in favor of the Company (taking into account interest rates in effect at December 31, 1999), representing the amount the Company would receive if the agreement was terminated. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. This interest rate agreement effectively fixes the Company's borrowing rate at 8.3% on $129 million of borrowings at December 31, 1999. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million per year due in years 2000 through 2002 and $47.4 million due in 2003. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with installments of $1.0 million per year due in years 2000 through 2003, $67.0 million due in 2004 and $121.8 million due in 2005. The Company is required to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from a portion of excess cash flow (as defined). As a result of the excess cash flow calculation, $18.5 million was determined to be payable in 2000; however, the Company voluntarily prepaid $50.5 million during 1999, of which $32.0 million will be applied to future excess cash flow.

     Scheduled debt maturities of the Term Loans for the five years subsequent to December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,                                    AMOUNT
------------------------                                  -----------
  2000..................................................  $ 1,500,000
  2001..................................................    1,500,000
  2002..................................................    1,500,000
  2003..................................................   48,375,000
  2004..................................................   67,000,000

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The Credit Facility provides for Revolving Loans not to exceed $50 million, with up to $20 million available for letters of credit. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 1999 and 1998, the Company had $36.4 million and $42.0 million available to borrow, respectively. At December 31, 1999 and 1998, the Company had outstanding letters of credit of $6.6 million and $8.0 million, respectively.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 1999.

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

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments reported on the balance sheet at December 31, 1999 and 1998 approximate their fair value, except as discussed below. See Note 7 for disclosure of the fair value of the Company's interest rate swap agreement.

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $424 million and $487 million at December 31, 1999 and 1998, respectively.

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

     b. The Company has two stock option plans which provide for the grant of non-qualified or incentive stock options to acquire an aggregate of 100,000 authorized but unissued shares of common stock. The options granted are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant, and remain exercisable until the expiration of the option, 10 years from the date of the grant. All options granted in 1998 and 1997 were issued with an exercise price of $175 per share. All options granted in 1999 were issued with an exercise price of $250 per share.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Stock option activity is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          ------    ------    -------
Outstanding at beginning of year........................  47,350    35,550     11,250
Granted.................................................     900    11,800     35,550
Exercised...............................................      --        --    (11,250)
Canceled................................................  (5,175)       --         --
                                                          ------    ------    -------
Outstanding at end of year..............................  43,075    47,350     35,550
                                                          ======    ======    =======
Exercisable options outstanding.........................   7,719        --          -
                                                          ======    ======    =======
Available for future grant..............................  40,500    41,400      3,200
                                                          ======    ======    =======

     At December 31, 1999, there were outstanding options for 42,175 and 900 shares that were exercisable at $175 per share and $250 per share and with weighted-average remaining contractual lives of 8.1 years and 9.7 years, respectively. All options exercisable at December 31, 1999 were exercisable at $175 per share.

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

     In addition to stock options described above, certain individuals held options to purchase 70,500 shares of the Company's capital stock owned by BLS at a per share exercise price of $40. All such options were exercised prior to the consummation of the Recapitalization and the common stock issued upon exercise of such options was purchased as part of the Recapitalization at a per share price of $175.58. In connection therewith, the Company recorded a charge to operations of $9.6 million.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Components of other comprehensive income (loss) consist of the following:

                                                                              ACCUMULATED
                                                              CUMULATIVE         OTHER
                                           MINIMUM PENSION    TRANSLATION    COMPREHENSIVE
                                              LIABILITY       ADJUSTMENTS    INCOME (LOSS)
                                           ---------------    -----------    -------------
January 1, 1997..........................   $(10,649,000)      $ 119,000     $(10,530,000)
1997 Change..............................      9,436,000        (137,000)       9,299,000
                                            ------------       ---------     ------------
December 31, 1997........................     (1,213,000)        (18,000)      (1,231,000)
1998 Change..............................      1,213,000         276,000        1,489,000
                                            ------------       ---------     ------------
December 31, 1998........................             --         258,000          258,000
1999 Change..............................             --         (44,000)         (44,000)
                                            ------------       ---------     ------------
December 31, 1999........................   $         --       $ 214,000     $    214,000
                                            ============       =========     ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The tax benefit or expense related to the components of other comprehensive income was not material.

11. EMPLOYEE BENEFIT PLANS

     The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions. The Company's funding policy is to contribute the lesser of (i) the amount required by the Employee Retirement Income Security Act of 1974 ("ERISA") without considering the $10 million credit balance accumulated by the Company per ERISA calculations on December 31, 1997 plus interest, or (ii) the maximum deductible for tax purposes, or (iii) the excess of the liability calculated under Section 4001(a) of ERISA over the fair market value of the assets at year-end.

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

                                          PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                     ---------------------------    ----------------------------
                                            DECEMBER 31,                    DECEMBER 31,
                                     ---------------------------    ----------------------------
                                         1999           1998            1999            1998
                                     ------------    -----------    ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year.............................  $ 90,396,000    $82,116,000    $ 78,942,000    $ 65,444,000
Service cost.......................     2,900,000      2,535,000       2,044,000       1,824,000
Interest cost......................     6,216,000      5,830,000       5,671,000       5,195,000
Plan participants' contributions...       372,000        337,000         427,000         493,000
Amendments.........................            --        584,000              --      11,801,000
Actuarial (gain) loss..............   (10,112,000)     2,907,000      (7,888,000)     (2,407,000)
Benefits paid......................    (4,236,000)    (3,913,000)     (3,069,000)     (3,408,000)
Special termination benefits.......       574,000             --              --              --
                                     ------------    -----------    ------------    ------------
Benefit obligation at end of
  year.............................    86,110,000     90,396,000      76,127,000      78,942,000
                                     ------------    -----------    ------------    ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year................    89,199,000     78,676,000              --              --
Actual return on plan assets.......     9,292,000      9,212,000              --              --
Employer contributions.............     6,672,000      4,887,000       2,642,000       2,915,000
Plan participants' contributions...       372,000        337,000         427,000         493,000
Benefits paid......................    (4,236,000)    (3,913,000)     (3,069,000)     (3,408,000)
                                     ------------    -----------    ------------    ------------
Fair value of plan assets at end of
  year.............................   101,299,000     89,199,000              --              --
                                     ------------    -----------    ------------    ------------
Funded status......................    15,189,000     (1,197,000)    (76,127,000)    (78,942,000)
Unrecognized actuarial loss........     1,513,000     13,424,000       9,195,000      18,450,000
Unrecognized prior service cost....     1,112,000      1,580,000     (14,735,000)    (18,464,000)
                                     ------------    -----------    ------------    ------------
Prepaid (accrued) benefit cost.....  $ 17,814,000    $13,807,000    $(81,667,000)   $(78,956,000)
                                     ============    ===========    ============    ============
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate......................          8.00%          7.00%           8.00%           7.00%
Expected return on plan assets.....          9.50           9.50              --              --
Rate of compensation increase......          4.50           4.50            4.50            4.50

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

                                  PENSION BENEFITS                       POSTRETIREMENT BENEFITS
                       ---------------------------------------   ---------------------------------------
                               YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                       ---------------------------------------   ---------------------------------------
                          1999          1998          1997          1999          1998          1997
                       -----------   -----------   -----------   -----------   -----------   -----------
Service cost.........  $ 2,900,000   $ 2,535,000   $ 1,970,000   $ 2,044,000   $ 1,824,000   $ 1,242,000
Interest cost........    6,216,000     5,830,000     5,662,000     5,671,000     5,195,000     4,422,000
Expected return on
  plan assets........   (8,459,000)   (7,518,000)   (6,096,000)           --            --            --
Amortization of prior
  service cost.......      467,000       467,000       413,000    (3,730,000)   (3,730,000)   (4,677,000)
Recognized actuarial
  loss...............      402,000       290,000       362,000     1,368,000     1,040,000     1,259,000
Special termination
  charge.............      574,000            --            --            --            --            --
                       -----------   -----------   -----------   -----------   -----------   -----------
Net periodic benefit
  cost...............  $ 2,100,000   $ 1,604,000   $ 2,311,000   $ 5,353,000   $ 4,329,000   $ 2,246,000
                       ===========   ===========   ===========   ===========   ===========   ===========

     On October 28, 1999, the Company offered a voluntary early retirement incentive program to certain employees. The special benefit was the addition of three years of age and service to be immediately credited to their non-contributory pension benefit as well as three years of age credited to their contributory portion of such benefit. On December 1, 1999, 22 employees accepted the offer.

     As a result of the early retirement incentive program, a $574,000 charge was recorded as part of the 1999 net periodic benefit cost which also increased the 1999 benefit obligation by the same amount.

     For measurement purposes, a 6.20% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease to 5.25% for 2001 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                        ONE-              ONE-
                                                    PERCENTAGE-       PERCENTAGE-
                                                   POINT INCREASE    POINT DECREASE
                                                   --------------    --------------
Effect on total of service cost and interest cost
  components.....................................    $1,220,000       $  (982,000)
Effect on postretirement benefit obligation......     9,859,000        (8,151,000)

     Investments held by the Company's pension plans consist primarily of S&P 500 equity securities and investment grade fixed income securities.

     Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). The Company matches 50% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after five years of service. The matching contributions were $1,530,000, $1,205,000 and $782,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

12. COMMITMENTS

     The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

YEAR ENDING DECEMBER 31,                                     AMOUNT
------------------------                                   ----------
  2000.................................................    $4,980,000
  2001.................................................     3,293,000
  2002.................................................     2,515,000
  2003.................................................     2,163,000
  2004.................................................     2,074,000
Thereafter.............................................     7,556,000

     Rental expense was $5,991,000, $5,410,000 and $5,060,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

13. CONTINGENCIES

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14. INCOME TAXES

     The components of the net deferred tax asset and corresponding valuation allowance are as follows:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                     1999            1998
                                                  -----------    -------------
Tax net operating loss carryforwards............  $46,604,000    $  62,335,000
Temporary differences:
  Postretirement and other employee benefits....   34,525,000       33,899,000
  Intangibles...................................   33,666,000       37,261,000
  Program participation costs...................   (9,267,000)      (6,349,000)
  Other.........................................    9,543,000       10,460,000
                                                  -----------    -------------
Deferred tax benefit............................  115,071,000      137,606,000
Valuation allowance.............................  (97,008,000)    (137,606,000)
                                                  -----------    -------------
       Net deferred tax asset...................  $18,063,000    $          --
                                                  ===========    =============

     At December 31, 1999, the Company recorded a deferred tax asset of $18.1 million which the Company believes is more likely than not to be realized in the future based on its estimate of future earnings and expected reversal of temporary differences. The Company continued to record a valuation allowance against its deferred tax asset to the extent the realization of such tax asset is uncertain as required by SFAS No. 109.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The Company's benefit (provision) for income taxes before extraordinary charges consists of:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                1999            1998           1997
                                            ------------    ------------    -----------
Current domestic provision................  $(26,768,000)   $(17,135,000)   $(8,001,000)
Foreign provision.........................        (7,000)       (230,000)      (908,000)
Domestic utilization of net operating loss
  carryforwards...........................    20,848,000      11,621,000      5,136,000
Change in net deferred tax asset..........    18,063,000              --     (1,411,000)
                                            ------------    ------------    -----------
Income tax benefit (provision)............  $ 12,136,000    $ (5,744,000)   $(5,184,000)
                                            ============    ============    ===========

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Statutory federal income tax rate...........................   35.0%    35.0%    35.0%
Change in the valuation allowance...........................  (28.6)      --      8.0
Utilization of tax net operating losses.....................  (31.9)   (27.3)   (25.9)
State tax...................................................    5.9      4.9      3.3
Foreign subsidiaries tax provision..........................     --      0.1      4.4
                                                              -----    -----    -----
Effective income tax rate...................................  (19.6)%   12.7%    24.8%
                                                              =====    =====    =====

     The Company has tax net operating loss carryforwards of approximately $114 million at December 31, 1999. The tax net operating losses expire from 2006 through 2018, with $18 million of carryforwards expiring in 2006.

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $6,095,300, $5,055,300 and $1,553,200 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers acts as exclusive financial adviser to the Company. The Company pays Lehman Brothers customary fees for services rendered on an as-provided basis. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions. During the year ended December 31, 1997, Lehman Brothers received underwriting discounts and commissions of $4.6 million in connection with the offering of the 9 1/4% Notes. In connection with the tender offer component of the Recapitalization, Lehman Brothers received a

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
customary fee for acting as Dealer Manager and Solicitation Agent. In addition, one or more affiliates of Lehman Brothers received underwriting commissions of $4.7 million in connection with the Credit Facility. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

     Before 1999, the Company paid Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $78,000 and $176,000 during the years ended December 31, 1998 and 1997, respectively. Mr. Kisner also received stock options for 900 and 1,750 shares during the years ended December 31, 1998 and 1997, respectively. Since January 1999, Mr. Kisner has been employed by the Company.

     Pursuant to agreements between the Company and Loral Space (of which BLS is Chairman and Chief Executive Officer), the Company reimburses Loral Space for certain legal services and rent. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997 , respectively.

     In connection with the Recapitalization, the Company paid Loral Space $80.6 million for the redemption of its 22.5% equity interest in the Company.

16. SEGMENTS

     The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems and Engineered Fabrics, each considered an operating segment. Aircraft Braking Systems manufactures aircraft wheels, brakes and brake control systems. Engineered Fabrics manufactures aircraft fuel tanks and iceguards and various other products from coated fabrics. The accounting policies of the subsidiaries are the same as those described in the summary of significant accounting policies. Both subsidiaries are managed separately due to different products, technology and marketing strategies. The Company evaluates performance of the subsidiaries based on profits from operations before interest, income taxes and extraordinary charges.

     The following represents financial information about the Company's segments:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Sales:
  Aircraft Braking Systems...............  $313,475,000    $305,911,000    $269,078,000
  Engineered Fabrics.....................    42,476,000      39,536,000      35,253,000
                                           ------------    ------------    ------------
                                           $355,951,000    $345,447,000    $304,331,000
                                           ============    ============    ============
Earnings Before Interest, Taxes,
  Depreciation and Amortization:
  Aircraft Braking Systems...............  $111,457,000    $102,894,000    $ 70,365,000
  Engineered Fabrics.....................     7,991,000       7,001,000       4,274,000
                                           ------------    ------------    ------------
                                           $119,448,000    $109,895,000    $ 74,639,000
                                           ============    ============    ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Operating Profits:
  Aircraft Braking Systems...............  $ 96,172,000    $ 84,927,000    $ 52,793,000
  Engineered Fabrics.....................     6,008,000       5,007,000       2,166,000
                                           ------------    ------------    ------------
     Operating Income....................   102,180,000      89,934,000      54,959,000
     Interest expense, net...............    40,396,000      44,830,000      34,091,000
                                           ------------    ------------    ------------
       Income before income taxes and
          extraordinary charge...........  $ 61,784,000    $ 45,104,000    $ 20,868,000
                                           ============    ============    ============
Depreciation and Amortization:
  Aircraft Braking Systems...............  $ 15,285,000    $ 17,967,000    $ 17,572,000
  Engineered Fabrics.....................     1,983,000       1,994,000       2,108,000
                                           ------------    ------------    ------------
                                           $ 17,268,000    $ 19,961,000    $ 19,680,000
                                           ============    ============    ============
Capital Expenditures:
  Aircraft Braking Systems...............  $  8,757,000    $ 13,726,000    $  9,462,000
  Engineered Fabrics.....................     1,600,000         886,000         547,000
                                           ------------    ------------    ------------
          Total segments.................    10,357,000      14,612,000      10,009,000
  Corporate..............................        56,000         261,000           7,000
                                           ------------    ------------    ------------
                                           $ 10,413,000    $ 14,873,000    $ 10,016,000
                                           ============    ============    ============

                                                           DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Total Assets:
  Aircraft Braking Systems...............  $360,490,000    $352,057,000    $354,099,000
  Engineered Fabrics.....................    55,055,000      57,773,000      59,089,000
                                           ------------    ------------    ------------
                                           $415,545,000    $409,830,000    $413,188,000
                                           ============    ============    ============

     The following reconciles the total assets for the reportable segments to the Company's consolidated assets:

                                                           DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Total Assets:
  Total assets for reportable segments...  $415,545,000    $409,830,000    $413,188,000
  Deferred financing costs not allocated
     to segments.........................     7,898,000       9,734,000      11,666,000
  Corporate assets.......................       362,000         535,000         382,000
  Deferred tax asset not allocated to
     segments............................    18,063,000              --              --
                                           ------------    ------------    ------------
          Consolidated Total.............  $441,868,000    $420,099,000    $425,236,000
                                           ============    ============    ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the Company's total sales by products:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Braking systems..........................  $313,475,000    $305,911,000    $269,078,000
Fuel tanks...............................    33,935,000      30,256,000      26,564,000
Other....................................     8,541,000       9,280,000       8,689,000
                                           ------------    ------------    ------------
                                           $355,951,000    $345,447,000    $304,331,000
                                           ============    ============    ============

     The following represents sales by geographic location:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Sales:
  United States..........................  $207,810,000    $197,268,000    $172,277,000
  Europe.................................    75,766,000      74,228,000      70,578,000
  Asia...................................    34,052,000      35,845,000      29,763,000
  North America..........................    19,429,000      20,165,000      16,671,000
  South America..........................    14,105,000      13,042,000      10,211,000
  Australia..............................     4,789,000       4,899,000       4,831,000
                                           ------------    ------------    ------------
                                           $355,951,000    $345,447,000    $304,331,000
                                           ============    ============    ============

     Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $322,000, $318,000 and $333,000 as of December 31, 1999, 1998 and 1997, respectively.

     The U.S. government accounted for approximately 15%, 14% and 12% of the Company's total sales, for the years ended December 31, 1999, 1998 and 1997, respectively.