Form 10-Q
period 2000-03-31
K&F INDUSTRIES INC
filed 2000-05-15
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number:   33-29035
                                             --------------


                             K & F Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                  34-1614845
--------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


     600 Third Avenue, New York, New York                   10016
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)



Registrant's telephone number including area code      (212) 297-0900
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   [X]      No
                                           ----------     ---------

As of May 1, 2000, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             March 31,                  December 31,
                                                                               2000                         1999
                                                                        ------------------           ------------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                               $   5,527,000                $   3,584,000
  Accounts receivable, net                                                   47,780,000                   51,870,000
  Inventory                                                                  72,867,000                   68,848,000
  Other current assets                                                          911,000                      801,000
  Deferred tax asset                                                         14,656,000                   18,063,000
                                                                        ------------------           ------------------
Total current assets                                                        141,741,000                  143,166,000
                                                                        ------------------           ------------------

Property, plant and equipment                                               158,243,000                  159,331,000
  Less, accumulated depreciation and amortization                            88,600,000                   88,130,000
                                                                        ------------------           ------------------
                                                                             69,643,000                   71,201,000
                                                                        ------------------           ------------------

Prepaid pension cost                                                         17,814,000                   17,814,000
Deferred charges, net of amortization                                        29,781,000                   30,534,000
Cost in excess of net assets acquired, net of
  amortization                                                              167,260,000                  168,787,000
Intangible assets, net of amortization                                       10,219,000                   10,366,000
                                                                        ------------------           ------------------
                                                                          $ 436,458,000                $ 441,868,000
                                                                        ==================           ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                                 $  18,768,000                $  17,687,000
  Current portion of senior term loans                                        1,500,000                    1,500,000
  Interest payable                                                            8,733,000                    4,506,000
  Other current liabilities                                                  36,604,000                   42,851,000
                                                                        ------------------           ------------------
Total current liabilities                                                    65,605,000                   66,544,000
                                                                        ------------------           ------------------

Postretirement benefit obligation other
  than pensions                                                              79,167,000                   78,667,000
Other long-term liabilities                                                   3,479,000                    6,266,000
Deferred tax liability                                                        2,296,000                           --
Senior revolving loan                                                        10,000,000                    7,000,000
Senior term loan A                                                           48,250,000                   48,375,000
Senior term loan B                                                          176,500,000                  191,750,000
9 1/4% senior subordinated notes due 2007                                   185,000,000                  185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                                   7,000                        7,000
  Additional paid-in capital                                                (63,259,000)                 (63,259,000)
  Deficit                                                                   (70,725,000)                 (78,696,000)
  Accumulated other comprehensive income                                        138,000                      214,000
                                                                        ------------------           ------------------
Total stockholders' deficiency                                             (133,839,000)                (141,734,000)
                                                                        ------------------           ------------------
                                                                          $ 436,458,000                $ 441,868,000
                                                                        ==================           ==================

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                           Three Months Ended
                                                              ---------------------------------------------------
                                                                   March 31,                       March 31,
                                                                     2000                             1999
                                                              -----------------                ------------------
Sales                                                            $85,462,000                      $ 88,831,000

Costs and expenses                                                59,643,000                        62,308,000

Amortization                                                       2,036,000                         2,164,000
                                                              -----------------                ------------------

Operating income                                                  23,783,000                        24,359,000

Interest and investment income                                        64,000                            57,000

Interest expense                                                  (9,665,000)                      (10,335,000)
                                                              -----------------                ------------------

Income before income taxes                                        14,182,000                        14,081,000

Income tax provision                                              (6,211,000)                       (1,311,000)
                                                              -----------------                ------------------

Net income                                                       $ 7,971,000                      $ 12,770,000
                                                              =================                ==================






                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                            ---------------------------------------------
                                                                March 31,                    March 31,
                                                                  2000                         1999
                                                            ----------------             ----------------
Cash flows from operating activities:
 Net income                                                   $  7,971,000                 $ 12,770,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                 3,872,000                    4,595,000
   Non-cash interest expense - amortization
    of deferred financing charges                                  438,000                      459,000
   Deferred income taxes                                         3,407,000                      999,000
   Changes in assets and liabilities:
    Accounts receivable, net                                     4,061,000                  (10,768,000)
    Inventory                                                   (4,066,000)                  (2,396,000)
    Other current assets                                          (110,000)                    (214,000)
    Accounts payable, interest payable, and
     other current liabilities                                    (939,000)                   9,655,000
    Postretirement benefit obligation other
     than pensions                                                 500,000                           --
    Other long-term liabilities                                 (2,787,000)                     550,000
    Deferred tax liability                                       2,296,000                           --
                                                            ----------------             ----------------
 Net cash provided by operating
  activities                                                    14,643,000                   15,650,000
                                                            ----------------             ----------------

Cash flows from investing activities:
 Capital expenditures                                             (278,000)                  (3,401,000)
 Deferred charges                                                  (47,000)                    (141,000)
                                                            ----------------             ----------------
 Net cash used in investing activities                            (325,000)                  (3,542,000)
                                                            ----------------             ----------------

Cash flows from financing activities:
 Payments of senior revolving loan                             (18,000,000)                 (13,000,000)
 Payments of senior term loans                                 (15,375,000)                 (27,375,000)
 Borrowings under senior revolving loan                         21,000,000                   25,000,000
                                                            ----------------             ----------------
 Net cash used by financing activities                         (12,375,000)                 (15,375,000)
                                                            ----------------             ----------------

 Net increase (decrease) in cash and cash
 equivalents                                                     1,943,000                   (3,267,000)
Cash and cash equivalents, beginning of
 period                                                          3,584,000                    6,844,000
                                                            ----------------             ----------------

Cash and cash equivalents, end of period                      $  5,527,000                 $  3,577,000
                                                            ================             ================
Supplemental cash flow information:
 Interest paid during period                                  $  5,000,000                 $  5,108,000
                                                            ================             ================

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.

2.      Receivables are summarized as follows:

                                                                                March 31,             December 31,
                                                                                   2000                   1999
                                                                             ---------------        ---------------

           Accounts receivable, principally
              from commercial customers                                        $42,147,000            $46,510,000

           Accounts receivable, on U. S.
              Government and other long-term
              contracts                                                          5,888,000              5,634,000

           Allowances                                                             (255,000)              (274,000)
                                                                             ---------------        ---------------

                                                                               $47,780,000            $51,870,000
                                                                             ===============        ===============

3.      Inventory consists of the following:


                                                                                March 31,            December 31,
                                                                                  2000                   1999
                                                                             ---------------       ---------------

            Raw materials and work-in-process                                  $41,579,000           $37,216,000

            Finished goods                                                      21,426,000            22,069,000

            Inventoried costs related to U.S.
              Government and other long-term
              contracts                                                          9,862,000             9,563,000
                                                                             ---------------       ---------------

                                                                               $72,867,000           $68,848,000
                                                                             ===============       ===============

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

4.      Other current liabilities consist of the following:

                                                                               March 31,        December 31,
                                                                                 2000              1999
                                                                            ---------------   ---------------

            Accrued payroll costs                                             $12,890,000       $18,733,000
            Accrued taxes                                                       4,427,000         3,429,000
            Accrued costs on long-term contracts                                2,140,000         2,875,000
            Accrued warranty costs                                             10,437,000         9,626,000
            Customer credits                                                    2,777,000         3,312,000
            Postretirement benefit obligation other
              than pensions                                                     3,000,000         3,000,000
            Other                                                                 933,000         1,876,000
                                                                            ---------------   ---------------

                                                                              $36,604,000       $42,851,000
                                                                            ===============   ===============

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

6.      Comprehensive Income

                                                                Three Months Ended
                                                        ------------------------------------
                                                            March 31,          March 31,
                                                              2000                1999
                                                        ----------------    ----------------

            Net income                                    $  7,971,000        $ 12,770,000

            Other comprehensive income:

                 Cumulative translation adjustments            (76,000)            (60,000)
                                                        ----------------    ----------------
            Comprehensive income                          $  7,895,000        $ 12,710,000
                                                        ================    ================

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.      Segments

        The following represents financial information about the Company's segments:

                                                                                        Three Months Ended
                                                                         ------------------------------------------------
                                                                             March 31,                       March 31,
                                                                               2000                            1999
                                                                         ----------------                ----------------
              Sales:
                   Aircraft Braking Systems                                $ 75,452,000                    $ 77,852,000
                   Engineered Fabrics                                        10,010,000                      10,979,000
                                                                         ----------------                ----------------
                                                                           $ 85,462,000                    $ 88,831,000
                                                                         ================                ================
              Earnings Before Interest, Taxes,
               Depreciation and Amortization:
                   Aircraft Braking Systems                                $ 26,224,000                    $ 27,086,000
                   Engineered Fabrics                                         1,431,000                       1,868,000
                                                                         ----------------                ----------------
                                                                           $ 27,655,000                    $ 28,954,000
                                                                         ================                ================

              Operating Profits:
                   Aircraft Braking Systems                                $ 22,844,000                    $ 23,002,000
                   Engineered Fabrics                                           939,000                       1,357,000
                                                                         ----------------                ----------------
                     Operating income                                        23,783,000                      24,359,000
                   Interest expense, net                                     (9,601,000)                    (10,278,000)
                                                                         ----------------                ----------------
                     Income before income taxes                            $ 14,182,000                    $ 14,081,000
                                                                         ================                ================

                                                                             March 31,                     December 31,
                                                                               2000                            1999
                                                                         ----------------                ----------------
              Total Assets:
                   Aircraft Braking Systems                                $346,398,000                    $360,490,000
                   Engineered Fabrics                                        57,301,000                      55,055,000
                                                                         ----------------                ----------------
                                                                           $403,699,000                    $415,545,000
                                                                         ================                ================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and March 31, 1999

Sales for the three months ended March 31, 2000 totaled $85,462,000 reflecting a decrease of $3,369,000, compared with $88,831,000 for the same period in the prior year. This decrease was due to lower commercial transport and general aviation sales of $4,773,000 primarily for wheels and brakes on the DC-10, MD-80, DC-9 and Fokker 100 programs. Military sales increased $1,404,000.

Operating income decreased by $576,000 to $23,783,000 or 27.8% of sales for the three months ended March 31, 2000, compared with $24,359,000 or 27.4% of sales for the same period in the prior year. Operating margins increased primarily due to operating efficiencies, partially offset by higher investments in original equipment for airframe manufacturers.

Interest expense, net decreased by $677,000 for the three months ended March 31, 2000 compared with the same period in the prior year. This decrease is due to a lower average debt balance, partially offset by higher interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of 43.8% for the three months ended March 31, 2000 differs from the statutory rate of 35% primarily due to the inclusion of state and local income taxes. The effective tax rate of 9.3% for the three months ended March 31, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance partially offset by state and local income taxes. The increase in the effective rate in 2000 over 1999 is primarily due to a decrease in the valuation allowance in the prior year.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At March 31, 2000, the Company had $33.5 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the three months ended March 31, 2000, cash provided by operating activities amounted to $14,643,000 and reflected $27,655,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $4,061,000, increases in accounts payable of $1,081,000, partially offset by increases in inventory of $4,066,000, decreases in other current liabilities of $6,247,000, long-term liabilities of $2,287,000, increases in other working capital of $554,000 and interest payments of $5,000,000. During the three months ended March 31, 1999, cash provided by operating activities amounted to $15,650,000 and reflected $28,954,000 of EBITDA, decreases in other working capital of $4,418,000, increases in long-term liabilities of $550,000, partially offset by increases in accounts receivable of $10,768,000, inventory of $2,396,000 and interest payments of $5,108,000.

During the three months ended March 31, 2000 and 1999, net cash used in investing activities amounted to $325,000 and $3,542,000, respectively. These expenditures were primarily for capital expenditures. The decrease in 2000 primarily relates to the timing of purchases.

During the three months ended March 31, 2000 and 1999, net cash used by financing activities amounted to $12,375,000 and $15,375,000, respectively, each representing the repayment of indebtedness.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $421.3 million of total debt outstanding at March 31, 2000. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $125.5 million at March 31, 2000 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $310.5 million of its indebtedness at March 31, 2000. Given that approximately 74% of the Company's borrowings are at fixed interest rates, a change in rates of 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits.

        None

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K for the three months ended March 31, 2000.

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



Dated:      May 15, 2000