Form 10-Q
period 2000-06-30
K&F INDUSTRIES INC
filed 2000-08-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

As of August 1, 2000, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          June 30,           December 31,
                                                           2000                 1999
                                                           ----                 ----
ASSETS:
Current Assets:
  Cash and cash equivalents                            $   3,672,000       $   3,584,000
  Accounts receivable, net                                44,520,000          51,870,000
  Inventory                                               72,293,000          68,848,000
  Other current assets                                       770,000             801,000
  Deferred income taxes                                   23,078,000          18,063,000
                                                       -------------       -------------
Total current assets                                     144,333,000         143,166,000
                                                       -------------       -------------

Property, plant and equipment                            161,102,000         159,331,000
  Less, accumulated depreciation and amortization         88,641,000          88,130,000
                                                       -------------       -------------
                                                          72,461,000          71,201,000
                                                       -------------       -------------

Prepaid pension cost                                      17,814,000          17,814,000
Deferred charges, net of amortization                     29,969,000          30,534,000
Cost in excess of net assets acquired, net of
  amortization                                           165,733,000         168,787,000
Intangible assets, net of amortization                    10,072,000          10,366,000
                                                       -------------       -------------
                                                       $ 440,382,000       $ 441,868,000
                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                              $  21,595,000       $  17,687,000
  Current portion of senior term loans                     1,500,000           1,500,000
  Interest payable                                         5,187,000           4,506,000
  Other current liabilities                               39,984,000          42,851,000
                                                       -------------       -------------
Total current liabilities                                 68,266,000          66,544,000
                                                       -------------       -------------

Postretirement benefit obligation other
  than pensions                                           79,167,000          78,667,000
Other long-term liabilities                                3,513,000           6,266,000
Deferred income taxes                                     18,527,000                  --
Senior revolving loan                                     22,000,000           7,000,000
Senior term loan A                                        48,125,000          48,375,000
Senior term loan B                                       136,250,000         191,750,000
9 1/4% senior subordinated notes due 2007                185,000,000         185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                7,000               7,000
  Additional paid-in capital                             (63,259,000)        (63,259,000)
  Deficit                                                (57,172,000)        (78,696,000)
  Accumulated other comprehensive income                     (42,000)            214,000
                                                       -------------       -------------
Total stockholders' deficiency                          (120,466,000)       (141,734,000)
                                                       -------------       -------------
                                                       $ 440,382,000       $ 441,868,000
                                                       =============       =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Six Months Ended
                                    ---------------------------------
                                       June 30,            June 30,
                                        2000                1999
                                        ----                ----
Sales                               $ 184,203,000       $ 173,031,000
Costs and expenses                    124,877,000         120,720,000
Amortization                            4,084,000           4,338,000
                                    -------------       -------------
Operating income                       55,242,000          47,973,000
Interest and investment income            150,000             111,000
Interest expense                      (19,152,000)        (20,634,000)
                                    -------------       -------------
Income before income taxes             36,240,000          27,450,000
Income tax (provision) benefit        (14,716,000)          7,857,000
                                    -------------       -------------
Net income                          $  21,524,000       $  35,307,000
                                    =============       =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended
                                    -------------------------------
                                       June 30,           June 30,
                                        2000               1999
                                        ----               ----
Sales                               $ 98,741,000       $ 84,200,000
Costs and expenses                    65,234,000         58,412,000
Amortization                           2,048,000          2,174,000
                                    ------------       ------------
Operating income                      31,459,000         23,614,000
Interest and investment income            86,000             54,000
Interest expense                      (9,487,000)       (10,299,000)
                                    ------------       ------------
Income before income taxes            22,058,000         13,369,000
Income tax (provision) benefit        (8,505,000)         9,168,000
                                    ------------       ------------
Net income                          $ 13,553,000       $ 22,537,000
                                    ============       ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six Months Ended
                                                 -------------------------------
                                                    June 30,           June 30,
                                                     2000               1999
                                                     ----               ----
Cash flows from operating activities:
 Net income                                      $ 21,524,000       $ 35,307,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                    7,900,000          8,706,000
   Non-cash interest expense - amortization
    of deferred financing charges                     876,000            918,000
   Deferred income taxes                           13,512,000         (8,671,000)
   Changes in assets and liabilities:
    Accounts receivable, net                        7,251,000        (16,937,000)
    Inventory                                      (3,602,000)        (5,515,000)
    Other current assets                               31,000           (194,000)
    Accounts payable, interest payable, and
     other current liabilities                      1,722,000          5,874,000
    Postretirement benefit obligation other
     than pensions                                    500,000            200,000
    Other long-term liabilities                    (2,753,000)            91,000
                                                 ------------       ------------
 Net cash provided by operating
  activities                                       46,961,000         19,779,000
                                                 ------------       ------------

Cash flows from investing activities:
 Capital expenditures                              (5,076,000)        (4,613,000)
 Deferred charges                                  (1,047,000)          (141,000)
                                                 ------------       ------------
 Net cash used in investing activities             (6,123,000)        (4,754,000)
                                                 ------------       ------------

Cash flows from financing activities:
 Payments of senior revolving loan                (52,000,000)       (35,000,000)
 Payments of senior term loans                    (55,750,000)       (27,750,000)
 Borrowings under senior revolving loan            67,000,000         44,000,000
                                                 ------------       ------------
 Net cash used by financing activities            (40,750,000)       (18,750,000)
                                                 ------------       ------------

 Net increase (decrease) in cash and cash
 equivalents                                           88,000         (3,725,000)
Cash and cash equivalents, beginning of
 period                                             3,584,000          6,844,000
                                                 ------------       ------------

Cash and cash equivalents, end of period         $  3,672,000       $  3,119,000
                                                 ============       ============
Supplemental cash flow information:
 Interest paid during period                     $ 17,595,000       $ 19,729,000
                                                 ============       ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.

2.   Receivables are summarized as follows:

                                                      June 30,          December 31,
                                                       2000                1999
                                                       ----                ----
          Accounts receivable, principally
             from commercial customers             $ 40,396,000       $ 46,510,000
          Accounts receivable, on U. S
             Government and other long-term
             contracts                                4,366,000          5,634,000
          Allowances                                   (242,000)          (274,000)
                                                   ------------       ------------
                                                   $ 44,520,000       $ 51,870,000
                                                   ============       ============

3.   Inventory consists of the following:

                                                     June 30,      December 31,
                                                      2000             1999
                                                      ----             ----
      Raw materials and work-in-process           $39,857,000      $37,216,000
      Finished goods                               20,561,000       22,069,000
      Inventoried costs related to U.S.
        Government and other long-term
        contracts                                  11,875,000        9,563,000
                                                  -----------      -----------
                                                  $72,293,000      $68,848,000
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

4.   Other current liabilities consist of the following:

                                                     June 30,       December 31,
                                                       2000             1999
                                                       ----             ----
      Accrued payroll costs                        $14,985,000      $18,733,000
      Accrued taxes                                  3,920,000        3,429,000
      Accrued costs on long-term contracts           2,790,000        2,875,000
      Accrued warranty costs                        11,487,000        9,626,000
      Customer credits                               1,735,000        3,312,000
      Postretirement benefit obligation other
        than pensions                                3,000,000        3,000,000
      Other                                          2,067,000        1,876,000
                                                   -----------      -----------
                                                   $39,984,000      $42,851,000
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

6.   Comprehensive Income

                                                        Three Months Ended
                                                  -------------------------------
                                                     June 30,          June 30,
                                                       2000              1999
                                                       ----              ----
      Net income                                  $ 13,553,000       $ 22,537,000

      Other comprehensive income:

          Cumulative translation adjustments          (180,000)          (145,000)
                                                  ------------       ------------
      Comprehensive income                        $ 13,373,000       $ 22,392,000
                                                  ============       ============


                                                        Six Months Ended
                                                  -------------------------------
                                                     June 30,          June 30,
                                                      2000               1999
                                                      ----               ----
      Net income                                  $ 21,524,000       $ 35,307,000

      Other comprehensive income:

          Cumulative translation adjustments          (256,000)          (205,000)
                                                  ------------       ------------
      Comprehensive income                        $ 21,268,000       $ 35,102,000
                                                  ============       ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   Segments

     The following represents financial information about the Company's segments:

                                                  Three Months Ended
                                            -------------------------------
                                              June 30,            June 30,
                                                2000                1999
                                                ----                ----
      Sales:
          Aircraft Braking Systems          $ 86,009,000       $ 73,498,000
          Engineered Fabrics                  12,732,000         10,702,000
                                            ------------       ------------
                                            $ 98,741,000       $ 84,200,000
                                            ============       ============
      Earnings Before Interest, Taxes,
       Depreciation and Amortization:
          Aircraft Braking Systems          $ 32,827,000       $ 26,022,000
          Engineered Fabrics                   2,660,000          1,703,000
                                            ------------       ------------
                                            $ 35,487,000       $ 27,725,000
                                            ============       ============

      Operating Profits:
          Aircraft Braking Systems          $ 29,290,000       $ 22,405,000
          Engineered Fabrics                   2,169,000          1,209,000
                                            ------------       ------------
            Operating income                  31,459,000         23,614,000
          Interest expense, net               (9,401,000)       (10,245,000)
                                            -------------      -------------
            Income before income taxes      $ 22,058,000       $ 13,369,000
                                            ============       ============


                                                    Six Months Ended
                                            ---------------------------------
                                               June 30,            June 30,
                                                2000                 1999
                                                ----                 ----
      Sales:
          Aircraft Braking Systems          $ 161,461,000       $ 151,350,000
          Engineered Fabrics                   22,742,000          21,681,000
                                            -------------       -------------
                                            $ 184,203,000       $ 173,031,000
                                            =============       =============
      Earnings Before Interest, Taxes,
       Depreciation and Amortization:
          Aircraft Braking Systems          $  59,051,000       $  53,108,000
          Engineered Fabrics                    4,091,000           3,571,000
                                            -------------       -------------
                                            $  63,142,000       $  56,679,000
                                            =============       =============
      Operating Profits:
          Aircraft Braking Systems          $  52,134,000       $  45,407,000
          Engineered Fabrics                    3,108,000           2,566,000
                                            -------------       -------------
            Operating income                   55,242,000          47,973,000
          Interest expense, net               (19,002,000)        (20,523,000)
                                            -------------       -------------
            Income before income taxes      $  36,240,000       $  27,450,000
                                            =============       =============



                                      June 30,       December 31,
                                        2000              1999
                                        ----              ----
      Total Assets:
          Aircraft Braking Systems  $341,482,000      $360,490,000
          Engineered Fabrics          58,422,000        55,055,000
                                    ------------      ------------
                                    $399,904,000      $415,545,000
                                    ============      ============

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and June 30, 1999

Sales for the six months ended June 30, 2000 totaled $184,203,000, reflecting an increase of $11,172,000 compared with $173,031,000 for the same period in the prior year. This increase was due to higher commercial transport and general aviation sales of $8,037,000 primarily for wheels and brakes on the MD-90, A-321, Canadair Regional Jet and Gulfstream programs, partially offset by lower sales on the MD-80, DC-10, DC-9 and Fokker 100 programs. Military sales increased $3,135,000 primarily due to higher shipments of aircraft fuel tanks on the F/A-18 program and wheels and brakes on various programs.

Operating income increased by $7,269,000 to $55,242,000, or 30.0% of sales for the six months ended June 30, 2000, compared with $47,973,000, or 27.7% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable sales mix, the overhead absorption effect relating to the higher sales and operating efficiencies. Partially offsetting this increase was higher investments in original equipment for airframe manufacturers.

Interest expense, net decreased by $1,521,000 for the six months ended June 30, 2000 compared with the same period in the prior year. This decrease was due to a lower average debt balance, partially offset by higher interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of 40.6% for the six months ended June 30, 2000 differs from the statutory rate of 35% primarily due to state and local income taxes. The effective tax rate of (28.6)% for the six months ended June 30, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance partially offset by state and local income taxes. The increase in the effective rate in 2000 over 1999 is primarily due to a net decrease in the valuation allowance in the prior year.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and June 30, 1999

Sales for the three months ended June 30, 2000 totaled $98,741,000, reflecting an increase of $14,541,000 compared with $84,200,000 for the same period in the prior year. This increase was due to higher commercial transport and general aviation sales of $12,811,000 primarily for wheels and brakes on the MD-90, MD-11, Canadair Regional Jet and Gulfstream programs. Military sales increased $1,730,000 primarily due to higher shipments of aircraft fuel tanks on the F/A-18 program.

Operating income increased by $7,845,000 to $31,459,000, or 31.9% of sales for the three months ended June 30, 2000, compared with $23,614,000, or 28.0% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable sales mix, the overhead absorption effect relating to higher sales and operating efficiencies. Partially offsetting this increase was higher investments in original equipment for airframe manufacturers.

Interest expense, net decreased by $844,000 for the three months ended June 30, 2000 compared with the same period in the prior year. This decrease was due to a lower average debt balance, partially offset by higher interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of 38.6% for the three months ended June 30, 2000 differs from the statutory rate of 35% primarily due to state and local income taxes partially offset by a net decrease in the valuation allowance. The effective tax rate of (68.6)% for the three months ended June 30, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance partially offset by state and local income taxes. The increase in the effective rate in 2000 over 1999 is primarily due to a larger decrease in the valuation allowance in the prior year.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At June 30, 2000, the Company had $21.5 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the six months ended June 30, 2000, cash provided by operating activities amounted to $46,961,000 and reflected $63,142,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $7,251,000, increases in accounts payable of $3,908,000, partially offset by increases in inventory of $3,602,000, decreases in other current liabilities of $2,867,000, long-term liabilities of $2,253,000, increases in other working capital of $1,023,000 and interest payments of $17,595,000. During the six months ended June 30, 1999, cash provided by operating activities amounted to $19,779,000 and reflected $56,679,000 of EBITDA, increases in accounts payable of $5,778,000, increases in long-term liabilities of $291,000, partially offset by increases in accounts receivable of $16,937,000, increases in other working capital of $788,000, inventory of $5,515,000 and interest payments of $19,729,000.

During the six months ended June 30, 2000 and 1999, net cash used in investing activities amounted to $6,123,000 and $4,754,000, respectively. These expenditures were primarily for capital expenditures.

During the six months ended June 30, 2000 and 1999, net cash used by financing activities amounted to $40,750,000 and $18,750,000, respectively, each representing the repayment of indebtedness.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $392.9 million of total debt outstanding at June 30, 2000. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $122 million at June 30, 2000 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $307 million of its indebtedness at June 30, 2000. Given that approximately 78% of the Company's borrowings are at fixed interest rates, a change in rates of 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                           K & F INDUSTRIES, INC.
                                           -----------------------
                                                Registrant




                                          /s/DIRKSON R. CHARLES
                                          ------------------------
                                              Dirkson R. Charles
                                          Chief Financial Officer
                                                    and
                                          Registrant's Authorized
                                                  Officer



Dated:      August 14, 2000