Form 10-Q
period 2000-09-30
K&F INDUSTRIES INC
filed 2000-11-13
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 33-29035


                             K & F Industries, Inc.
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                 34-1614845
  ----------------------------------------------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


     600 Third Avenue, New York, New York                 10016
  ----------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)



Registrant's telephone number including area code      (212) 297-0900
                                                   -------------------------




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

As of November 1, 2000, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    September 30,                  December 31,
                                                                        2000                           1999
                                                                        ----                           ----
ASSETS:
Current Assets:
  Cash and cash equivalents                                         $  6,389,000                   $  3,584,000
  Accounts receivable, net                                            44,135,000                     51,870,000
  Inventory                                                           70,397,000                     68,848,000
  Other current assets                                                 2,502,000                        801,000
  Deferred income taxes                                               24,586,000                     18,063,000
                                                                    ------------                   ------------
Total current assets                                                 148,009,000                    143,166,000
                                                                    ------------                   ------------

Property, plant and equipment                                        163,374,000                    159,331,000
  Less, accumulated depreciation and amortization                     91,331,000                     88,130,000
                                                                    ------------                   ------------
                                                                      72,043,000                     71,201,000
                                                                    ------------                   ------------

Prepaid pension cost                                                  17,814,000                     17,814,000
Deferred charges, net of amortization                                 27,437,000                     30,534,000
Cost in excess of net assets acquired, net of
  amortization                                                       164,206,000                    168,787,000
Intangible assets, net of amortization                                 9,925,000                     10,366,000
                                                                    ------------                   ------------
                                                                    $439,434,000                   $441,868,000
                                                                    ============                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                           $ 14,928,000                   $ 17,687,000
  Current portion of senior term loans                                 1,500,000                      1,500,000
  Interest payable                                                     8,436,000                      4,506,000
  Other current liabilities                                           41,679,000                     42,851,000
                                                                    ------------                   ------------
Total current liabilities                                             66,543,000                     66,544,000
                                                                    ------------                   ------------
Postretirement benefit obligation other
  than pensions                                                       79,417,000                     78,667,000
Other long-term liabilities                                            3,866,000                      6,266,000
Deferred income taxes                                                 29,357,000                             --
Senior revolving loan                                                 15,000,000                      7,000,000
Senior term loan A                                                    48,125,000                     48,375,000
Senior term loan B                                                   118,250,000                    191,750,000
9 1/4% senior subordinated notes due 2007                            185,000,000                    185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                            7,000                          7,000
  Additional paid-in capital                                         (63,259,000)                   (63,259,000)
  Deficit                                                            (42,787,000)                   (78,696,000)
  Accumulated other comprehensive (loss) income                          (85,000)                       214,000
                                                                    -------------                  ------------
Total stockholders' deficiency                                      (106,124,000)                  (141,734,000)
                                                                    -------------                  ------------
                                                                    $439,434,000                   $441,868,000
                                                                    =============                  ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   Nine Months Ended
                                                   -----------------
                                        September 30,             September 30,
                                            2000                      1999
                                            ----                      ----
Sales                                   $277,772,000              $262,153,000
Costs and expenses                       183,410,000               181,007,000
Amortization                               6,068,000                 6,535,000
                                        ------------              ------------
Operating income                          88,294,000                74,611,000
Interest and investment income               225,000                   189,000
Interest expense                         (27,994,000)              (30,721,000)
                                        ------------              ------------
Income before income taxes                60,525,000                44,079,000
Income tax (provision) benefit           (24,616,000)                  600,000
                                        ------------              ------------
Net income                              $ 35,909,000              $ 44,679,000
                                        ============              ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended
                                               ------------------
                                     September 30,               September 30,
                                         2000                        1999
                                         ----                        ----
Sales                                $93,569,000                 $89,122,000
Costs and expenses                    58,533,000                  60,287,000
Amortization                           1,984,000                   2,197,000
                                     -----------                 -----------
Operating income                      33,052,000                  26,638,000
Interest and investment income            75,000                      78,000
Interest expense                      (8,842,000)                (10,087,000)
                                     -----------                 -----------
Income before income taxes            24,285,000                  16,629,000
Income tax provision                  (9,900,000)                 (7,257,000)
                                     -----------                 -----------
Net income                           $14,385,000                 $ 9,372,000
                                     ===========                 ===========

See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                             -----------------
                                                              September 30,                    September 30,
                                                                  2000                             1999
                                                                  ----                             ----
Cash flows from operating activities:
 Net income                                                  $ 35,909,000                      $ 44,679,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                               11,922,000                        12,766,000
   Non-cash interest expense - amortization
    of deferred financing charges                               1,314,000                         1,377,000
   Deferred income taxes                                       22,834,000                        (1,557,000)
   Changes in assets and liabilities:
    Accounts receivable, net                                    7,619,000                       (16,839,000)
    Inventory                                                  (1,732,000)                       (5,369,000)
    Other current assets                                          299,000                            79,000
    Accounts payable, interest payable, and
     other current liabilities                                     (1,000)                       10,120,000
    Postretirement benefit obligation other
     than pensions                                                750,000                         1,600,000
    Other long-term liabilities                                (2,400,000)                       (1,241,000)
                                                             ------------                      ------------
 Net cash provided by operating
  activities                                                   76,514,000                        45,615,000
                                                             ------------                      ------------
Cash flows from investing activities:
 Capital expenditures                                          (6,696,000)                       (5,988,000)
 Deferred charges                                              (1,263,000)                         (392,000)
                                                             ------------                      ------------
 Net cash used in investing activities                         (7,959,000)                       (6,380,000)
                                                             ------------                      ------------
Cash flows from financing activities:
 Payments of senior revolving loan                            (75,000,000)                      (46,000,000)
 Payments of senior term loans                                (73,750,000)                      (38,125,000)
 Borrowings under senior revolving loan                        83,000,000                        46,000,000
 Proceeds from sale and leaseback transaction                          --                         5,997,000
                                                             ------------                      ------------
 Net cash used by financing activities                        (65,750,000)                      (32,128,000)
                                                             ------------                      ------------
 Net increase in cash and cash equivalents                      2,805,000                         7,107,000
Cash and cash equivalents, beginning of
 period                                                         3,584,000                         6,844,000
                                                             ------------                      ------------
Cash and cash equivalents, end of period                     $  6,389,000                      $ 13,951,000
                                                             ============                      ============
------------
Supplemental cash flow information:
 Interest paid during period                                 $ 22,750,000                      $ 25,791,000
                                                             ============                      ============

                      See notes to consolidated statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.

2.  Receivables are summarized as follows:

                                                        September 30,         December 31,
                                                            2000                  1999
                                                        ------------         ------------
    Accounts receivable, principally
       from commercial customers                        $39,402,000          $46,510,000
    Accounts receivable, on U. S.
       Government and other long-term
       contracts                                          4,971,000            5,634,000
    Allowances                                             (238,000)            (274,000)
                                                        -----------          -----------
                                                        $44,135,000          $51,870,000
                                                        ============         ============

3.  Inventory consists of the following:

                                                        September 30,         December 31,
                                                           2000                  1999
                                                        ------------         ------------
     Raw materials and work-in-process                  $37,345,000          $37,216,000
     Finished goods                                      19,017,000           22,069,000
     Inventoried costs related to U.S.
       Government and other long-term
       contracts                                         14,035,000            9,563,000
                                                        -----------          -----------
                                                        $70,397,000          $68,848,000
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

4.   Other current liabilities consist of the following:

                                                          September 30,              December 31,
                                                              2000                       1999
                                                           ------------              ------------
          Accrued payroll costs                            $16,922,000               $18,733,000
          Accrued taxes                                      3,804,000                 3,429,000
          Accrued costs on long-term contracts               2,546,000                 2,875,000
          Accrued warranty costs                            11,981,000                 9,626,000
          Customer credits                                   2,016,000                 3,312,000
          Postretirement benefit obligation other
            than pensions                                    3,000,000                 3,000,000
          Other                                              1,410,000                 1,876,000
                                                           -----------                ----------
                                                           $41,679,000               $42,851,000
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

6.   Comprehensive Income


                                                                         Three Months Ended
                                                                    -----------------------------
                                                              September 30,                September 30,
                                                                  2000                         1999
                                                              ------------                 ------------
          Net income                                           $14,385,000                  $ 9,372,000

          Other comprehensive income:

              Cumulative translation adjustments                   (43,000)                     256,000
                                                              -------------                 -----------

          Comprehensive income                                 $14,342,000                  $ 9,628,000
                                                              ============                  ===========


                                                                            Nine Months Ended
                                                                      ----------------------------
                                                              September 30,                September 30,
                                                                  2000                         1999
                                                              ------------                 ------------
          Net income                                           $35,909,000                  $44,679,000
          Other comprehensive income:
              Cumulative translation adjustments                  (299,000)                      51,000
                                                              ------------                 ------------
          Comprehensive income                                 $35,610,000                  $44,730,000
                                                              ============                 ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   Segments

          The following represents financial information about the Company's segments:

                                                             Three Months Ended
                                                        ----------------------------
                                                        September 30,   September 30,
                                                            2000            1999
                                                        ------------    ------------
          Sales:
              Aircraft Braking Systems                  $82,309,000      $78,579,000
              Engineered Fabrics                         11,260,000       10,543,000
                                                        -----------      -----------
                                                        $93,569,000      $89,122,000
                                                        ===========      ===========
          Earnings Before Interest, Taxes,
           Depreciation and Amortization:
              Aircraft Braking Systems                  $34,403,000      $28,405,000
              Engineered Fabrics                          2,671,000        2,292,000
                                                        -----------      -----------
                                                        $37,074,000      $30,697,000
                                                        ===========      ===========
          Operating Profits:
              Aircraft Braking Systems                  $30,872,000      $24,826,000
              Engineered Fabrics                          2,180,000        1,812,000
                                                        -----------      -----------
                Operating income                         33,052,000       26,638,000
              Interest expense, net                      (8,767,000)     (10,009,000)
                                                        -----------      ------------
                Income before income taxes              $24,285,000      $16,629,000
                                                        ===========      ===========


                                                                 Nine Months Ended
                                                            ---------------------------
                                                       September 30,            September 30,
                                                           2000                     1999
                                                       ------------             ------------
          Sales:
              Aircraft Braking Systems                 $243,770,000             $229,929,000
              Engineered Fabrics                         34,002,000               32,224,000
                                                       ------------             ------------
                                                       $277,772,000             $262,153,000
                                                       ============             ============
          Earnings Before Interest, Taxes,
           Depreciation and Amortization:
              Aircraft Braking Systems                 $ 93,454,000              $81,514,000
              Engineered Fabrics                          6,762,000                5,863,000
                                                       ------------              -----------
                                                       $100,216,000              $87,377,000
                                                       ============             ============
          Operating Profits:
              Aircraft Braking Systems                 $ 83,006,000              $70,233,000
              Engineered Fabrics                          5,288,000                4,378,000
                                                       ------------              -----------
                Operating income                         88,294,000               74,611,000
              Interest expense, net                     (27,769,000)             (30,532,000)
                                                       ------------              ------------
                Income before income taxes             $ 60,525,000              $44,079,000
                                                       ============              ===========


                                                       September 30,               December 31,
                                                           2000                        1999
                                                       ------------                ------------
          Total Assets:
              Aircraft Braking Systems                 $350,169,000                $360,490,000
              Engineered Fabrics                         57,776,000                  55,055,000
              Deferred tax asset not allocated
                to segments                              24,586,000                  18,063,000
              Deferred financing costs not
                allocated to segments                     6,584,000                   7,898,000
              Corporate assets                              319,000                     362,000
                                                       ------------                ------------
                                                       $439,434,000                $441,868,000
                                                       ============                ============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                 FINANCIAL CONDITION

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and September 30, 1999

Sales for the nine months ended September 30, 2000 totaled $277,772,000, reflecting an increase of $15,619,000 compared with $262,153,000 for the same period in the prior year. This increase was due to higher commercial transport and general aviation sales of $7,875,000 primarily for wheels and brakes on the MD-90, A-321, Canadair Regional Jet and Gulfstream programs, partially offset by lower sales on the MD-80, DC-10 and DC-9 programs. Military sales increased $7,744,000 primarily due to higher shipments of aircraft fuel tanks on the F/A-18 program and wheels and brakes on the F-14 and various helicopter programs.

Operating income increased by $13,683,000 to $88,294,000, or 31.8% of sales for the nine months ended September 30, 2000, compared with $74,611,000, or 28.5% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable sales mix, the overhead absorption effect relating to the higher sales and operating efficiencies. Partially offsetting this increase was higher investments in original equipment for airframe manufacturers.

Net interest expense decreased by $2,763,000 for the nine months ended September 30, 2000 compared with the same period in the prior year. This decrease was due to a lower average debt balance, partially offset by higher interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of 40.7% for the nine months ended September 30, 2000 differs from the statutory rate of 35% primarily due to state and local income taxes. The effective tax rate of (1.4)% for the nine months ended September 30, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance partially offset by state and local income taxes. The increase in the effective rate in 2000 over 1999 is primarily due to a net decrease in the valuation allowance in the prior year.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and September 30, 1999

Sales for the three months ended September 30, 2000 totaled $93,569,000, reflecting an increase of $4,447,000 compared with $89,122,000 for the same period in the prior year. This increase was due to higher military sales of $4,608,000 primarily for wheels and brakes on the F-14 and various helicopter programs. Commercial transport and general aviation sales were essentially even with the prior year.

Operating income increased by $6,414,000 to $33,052,000, or 35.3% of sales for the three months ended September 30, 2000, compared with $26,638,000, or 29.9% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable sales mix, the overhead absorption effect relating to higher sales and operating efficiencies.

Net interest expense decreased by $1,242,000 for the three months ended September 30, 2000 compared with the same period in the prior year. This decrease was due to a lower average debt balance, partially offset by higher interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of 40.8% for the three months ended September 30, 2000 differs from the statutory rate of 35% primarily due to state and local income taxes. The effective tax rate of 43.6% for the three months ended September 30, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance partially offset by state and local income taxes. The decrease in the effective rate in 2000 over 1999 is primarily due to a net decrease in the valuation allowance in the prior year.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At September 30, 2000, the Company had $28.6 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the nine months ended September 30, 2000, cash provided by operating activities amounted to $76,514,000 and reflected $100,216,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $7,619,000, partially offset by increases in inventory of $1,732,000, decreases in accounts payable of $2,759,000, other current liabilities of $1,172,000, long-term liabilities of $1,650,000, increases in other working capital of $1,258,000 and interest payments of $22,750,000. During the nine months ended September 30, 1999, cash provided by operating activities amounted to $45,615,000 and reflected $87,377,000 of EBITDA, increases in accounts payable of $5,273,000, long-term liabilities of $359,000, decreases in other working capital of $605,000, partially offset by increases in accounts receivable of $16,839,000, inventory of $5,369,000 and interest payments of $25,791,000.

During the nine months ended September 30, 2000, net cash used in investing activities amounted to $7,959,000 due to $6,696,000 of capital expenditures and $1,263,000 of program participation payments. During the nine months ended September 30, 1999, net cash used in investing activities amounted to $6,380,000 due to $5,988,000 of capital expenditures and $392,000 of program participation payments.

During the nine months ended September 30, 2000, net cash used by financing activities amounted to $65,750,000 due to the repayment of indebtedness. During the nine months ended September 30, 1999, net cash used by financing activities amounted to $32,128,000 due to the repayment of indebtedness of $38,125,000, partially offset by $5,997,000 of proceeds received from a sale and leaseback transaction.

Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective January 1, 2001 for the Company. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $367.9 million of total debt outstanding at September 30, 2000. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $118.5 million at September 30, 2000 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $303.5 million of its indebtedness at September 30, 2000. Given that approximately 83% of the Company's borrowings are at fixed interest rates, a 10% change in rates would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.


                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
         ---------

         None

(b)      Reports on Form 8-K.
         --------------------

         There were no reports on Form 8-K for the three months ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                             K & F INDUSTRIES, INC.
                                   Registrant




                               DIRKSON R. CHARLES
                               Dirkson R. Charles
                             Chief Financial Officer
                                       and
                             Registrant's Authorized
                                     Officer



Dated:      November 13, 2000