Form 10-K405
period 2000-12-31
K&F INDUSTRIES INC
filed 2001-03-29
CIK 851797

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no trading market for the Company's common stock. As of March 1, 2001, there were 740,398 shares of common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

GENERAL

     K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the year ended December 31, 2000, approximately 87% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 80% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market for such products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics with storage, shipping, environmental and rescue applications for commercial and military uses. During the year ended December 31, 2000, approximately 13% of the Company's total revenues were derived from sales made by Engineered Fabrics.

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

     Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers, although in recent years, Aircraft Braking Systems has sometimes teamed with landing gear manufacturers to respond to requests for proposals for a complete or "dressed" landing gear system. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In such case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Generally, where two suppliers have been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on the customer's aircraft. Competition among two certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating performance characteristics of the wheel and brake systems. Once selected, airlines infrequently replace entire wheel and brake systems because of the expense.

     In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies below cost in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through the sales of replacement parts. Recovery of pricing concessions and design costs for each airframe's wheels and brakes is contingent on a number of factors but generally occurs prior to the end of the useful life of the particular aircraft. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

PRODUCTS

     AIRCRAFT BRAKING SYSTEMS. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and brake control systems for commercial transport, general aviation and military aircraft. Since 1989, Aircraft Braking Systems has carefully directed its efforts toward expanding its presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on high-cycle, medium- and short-range commercial aircraft and carbon equipped executive jets. As a result of this strategic focus, during this period, Aircraft Braking Systems has added approximately 1,800 medium- and short-range commercial aircraft to the portfolio of aircraft using its products. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The braking systems produced by Aircraft Braking Systems are either carbon or steel-based. While steel-based systems typically are sold for less than carbon-based systems, such systems generally require more frequent replacement because their steel brake pads tend to wear more quickly.

     Approximately 75% of Aircraft Braking Systems' revenues are derived from the sales of replacement parts. As of December 31, 2000, Aircraft Braking Systems' products had been installed on approximately 30,000 commercial transport, general aviation and military aircraft. Current fleets of commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-28, Fokker F-50/60, Fairchild Dornier DO-228, Canadair Regional Jet, Saab 340 and Saab 2000 on all of which Aircraft Braking Systems is the sole-source supplier. In addition, Aircraft Braking Systems is a supplier of spare parts for the dual-sourced, MD-80 program.

     Aircraft Braking Systems' commercial transport fleet has benefitted not only from an increase in the number of new aircraft entering service, but also the slower than expected retirement rate of older aircraft. For example, airlines have responded to FAA regulatory noise abatement requirements by outfitting many of their older DC-9s with engine hushkits and by structural overhauls which effectively add fifteen years of service life to the aircraft. As of December 31, 2000, Aircraft Braking Systems estimates there were 638 DC-9 aircraft in service and engine hushkits were installed on 519 of them. Airlines such as Northwest Airlines, Scandinavian Air Systems, Air Tran and Air Canada have opted for DC-9 life extension refurbishment programs for a portion of their fleet, to meet capacity needs. Aircraft Braking Systems expects to produce replacement parts for these aircraft over their remaining lives.

     Aircraft Braking Systems has been successful in having its wheels and brakes selected for use on a number of new high-cycle airframe designs including the Airbus A-320, A-321 and the MD-90. Most recently, Aircraft Braking Systems was selected for the CRJ-700 and CRJ-900, continuing its sole-source position on the Bombardier regional jets. Since its introduction in late 1992, Bombardier has received firm orders for over 763 Canadair Regional Jets with approximately 460 aircraft currently in service. The CRJ-700 is a 70 passenger plane and the CRJ-900 is a 90 passenger plane, both stretch versions of the 50 passenger Canadair Regional Jet. In addition, Aircraft Braking Systems has been selected as the sole supplier of wheels and carbon brakes for the Embraer ERJ170, ERJ190-100 and ERJ190-200, a family of regional jets being introduced in 2001. In 2000, the Company became the supplier for the Fairchild Dornier DO-328 Turboprop, the Dassault Falcon 900EX and the Gulfstream GIV-X.

     Aircraft Braking Systems is a supplier of wheels and carbon brakes on the Airbus A-321, the 186-seat "stretch" version of the popular A-320 standard body twin-jet. Airbus has booked orders for over 378 A-321 aircraft. Of the 172 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 119 of these aircraft.

     Aircraft Braking Systems' brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems, Honeywell's Aircraft Landing Systems Division and the B.F. Goodrich Company, Aircraft Braking Systems is the only significant manufacturer of brake control systems. Because of the sensitivity of brake control systems to variations in brake performance, the Company's management believes that its braking system integration capability gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     ENGINEERED FABRICS. The Company believes Engineered Fabrics is the largest manufacturer of flexible bladder type fuel tanks for aircraft in the world, serving approximately 80% of the worldwide general aviation and commercial transport market and over half of the domestic military market for such products. Engineered Fabrics' programs include new production or replacement parts programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-14, F-15, F-16 and C-130 aircraft. Military helicopter fuel tank programs include the UH-60, SH-60, CH/MH-53 and RAH-66 platforms with Sikorsky, the CH-47 with Boeing, and the V-22 with Bell/Boeing. Many of these platforms also utilize Engineered Fabrics' iceguards for deicing and anti-icing of the rotor blades and inlets. Commercial helicopter applications include the MD-500 and MD-600 and the Bell 214ST and Bell 609. During the year ended December 31, 2000, approximately 13% of the Company's total revenues were derived from sales made by Engineered Fabrics.

     Bladder fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the year ended December 31, 2000, sales of fuel tanks accounted for approximately 78% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. Engineered Fabrics manufactures crash-resistant fuel tanks for helicopters and military aircraft that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous.

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

     The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of total sales of the Company:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Wheels and brakes...........................................   81%       81%       80%
Brake control systems.......................................    6%        7%        8%
Fuel tanks..................................................   10%       10%        9%
                                                               --        --        --
          Total.............................................   97%       98%       97%
                                                               ==        ==        ==

SALES AND CUSTOMERS

     K & F sells its products to more than 175 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 17%, 15% and 14% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of total Company revenues by respective market, as a percentage of total sales:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Commercial transport........................................    61%       63%       64%
Military (U.S. and foreign).................................    20%       18%       18%
General aviation............................................    19%       19%       18%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
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

     MILITARY. The Company is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of many foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the U.S. military aircraft using these products are the F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, B2, C-130, C-130J and C-141. Some of the foreign military aircraft using these products include the F-2 (formerly the FS-X) in Japan, AIDC Indigenous Defensive Fighter ("IDF") in Taiwan, Saab JAS-39 in Sweden, Alenia C-27 in Italy and the Casa C-212 in Spain. Substantially all of the Company's military products are sold to the Department of Defense, foreign governments or to airframe manufacturers including the Lockheed Martin Corporation ("Lockheed Martin"), Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems manufactured for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and IDF aircraft.

     GENERAL AVIATION. The Company believes it is the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft (19 seats or less). This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Learjet, Canadair, Cessna, Dassault and Israeli Aircraft Industries ("IAI"), and distributors, such as Aviall. Brake control systems are supplied by the Company to Gulfstream, Dassault and other aircraft manufacturers. General aviation aircraft using the Company's wheels and brakes exclusively include the Beech Starship and Beech 400 A/T series of aircraft, the Lear series 20, 30, 31A, 55 and 60, the Gulfstream G-I, G-II, G-III and

G-IV, the IAI 1123, 1124, 1125 Astra, Astra SPX and Galaxy, the Challenger CL600, CL601 and CL604, the Raytheon Hawker Horizon and the Falcon 10, 100, 20, 200, 50 and 50EX.

FOREIGN CUSTOMERS

     The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to the Company. The following table shows sales of the Company to both foreign and domestic customers:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Domestic sales..............................................    60%       58%       57%
Foreign sales...............................................    40%       42%       43%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
                                                               ===       ===       ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At December 31, 2000, the Company employed approximately 152 engineers (of whom 24 held advanced degrees); approximately 24 of such engineers (including 10 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve the Company's products.

     The costs incurred relating to independent research and development for the years ended December 31, 2000, 1999 and 1998 were $15.8 million, $14.0 million and $13.7 million, respectively.

PATENTS AND LICENSES

     The Company has a large number of patents related to the products of its subsidiaries. While in the aggregate its patents are of material importance to its business, the Company believes no single patent or group of patents is of material importance to its business as a whole.

COMPETITION

     The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Honeywell's Aircraft Landing Systems Division and the B.F. Goodrich Company. Both significant competitors are larger and have greater financial resources than the Company. The principal competitors for brake control systems are the Hydro-Aire Division of Crane Co. and Messier Bugatti in France. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France, both owned by Zodiac S.A., a French Company.

BACKLOG

     Backlog at December 31, 2000 and 1999 amounted to approximately $148.2 million and $150.6 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 91% of total Company backlog at December 31, 2000 is expected to be shipped during the year ending December 31, 2001, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

     Of the total Company backlog at December 31, 2000, approximately 30% was directly or indirectly for end use by the U.S. Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the years ended December 31, 2000, 1999 and 1998, approximately 17%, 15% and 14%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

     The majority of the Company's defense related sales are from an annual catalog. The remainder of the Company's defense business is derived from contracts that are firm, fixed-price contracts under which the Company agrees to perform for a predetermined price. Although the Company's fixed-price contracts generally permit the Company to keep unexpected profits if costs are less than projected, the Company does bear the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contract. All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls and standard provisions for termination at the convenience of the Government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and to an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.

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

PERSONNEL

     At December 31, 2000, the Company had 1,483 full-time employees, of which 910 were employed by Aircraft Braking Systems (448 hourly and 462 salaried employees) and 573 were employed by Engineered Fabrics (435 hourly and 138 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

     Aircraft Braking Systems' four-year contract with its union expires on May 31, 2002. Engineered Fabrics' three-year contract with its union was recently extended and renewed, and now expires on February 5, 2004.

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

     FOREIGN FACILITIES. The Company occupies approximately 19,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. The Company also maintains a sales and service office in Toulouse, France.

     AKRON FACILITY ARRANGEMENTS. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer, and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, the Company leases approximately 433,000 square feet of space within the Lockheed Martin complex and is subject to annual occupancy payments to Lockheed Martin. During the years ended December 31, 2000, 1999 and 1998, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $2.1 million, $1.9 million and $1.8 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

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

                                                                                                      NINE MONTHS ENDED
                                                      YEAR ENDED DECEMBER 31,                           DECEMBER 31,
                                    -----------------------------------------------------------     ---------------------
                                      2000       1999        1998        1997            1996         1996         1995
                                    --------   ---------   ---------   ---------       --------     --------     --------
                                                                       (IN THOUSANDS)
Income Statement Data:
  Net sales.......................  $375,890   $ 355,951   $ 345,447   $ 304,331       $277,655     $212,703     $199,784
  Cost of sales...................   199,459     197,757     196,190     188,001        180,971      136,813      136,277
                                    --------   ---------   ---------   ---------       --------     --------     --------
  Gross Margin....................   176,431     158,194     149,257     116,330         96,684       75,890       63,507
  Independent research and
    development...................    15,763      13,996      13,705      10,873         11,781        8,623        6,610
  Selling, general and
    administrative expenses.......    37,666      33,245      35,332      40,182(a)      24,482       17,297       15,378
  Amortization....................     8,118       8,773      10,286      10,316         10,412        7,810        7,813
                                    --------   ---------   ---------   ---------       --------     --------     --------
  Operating income................   114,884     102,180      89,934      54,959         50,009       42,160       33,706
  Interest expense, net...........    35,993      40,396      44,830      34,091         36,957       27,197       31,288
                                    --------   ---------   ---------   ---------       --------     --------     --------
  Income (loss) before income
    taxes and extraordinary
    charge........................    78,891      61,784      45,104      20,868         13,052       14,963        2,418
  Income tax (provision)
    benefit.......................   (14,906)     12,136      (5,744)     (5,184)            81           81           --
  Extraordinary charge............        --          --          --     (29,513)(a)(b)  (9,142)(c)   (9,142)(c)   (1,913)(d)
                                    --------   ---------   ---------   ---------       --------     --------     --------
  Net income (loss)...............  $ 63,985   $  73,920   $  39,360   $ (13,829)      $  3,991     $  5,902     $    505
                                    ========   =========   =========   =========       ========     ========     ========
Balance Sheet Data (at end of
  period):
  Working capital.................  $ 45,695   $  76,622   $  38,839   $  31,953       $ 34,189     $ 34,189     $ 38,938
  Total assets....................   430,085     441,868     420,099     425,236        419,115      419,115      412,028
  Long-term debt..................   345,625     432,125     477,125     519,125(a)     287,000      287,000      293,000
  Stockholders' deficiency........   (78,006)   (141,734)   (215,610)   (256,459)(a)    (33,306)     (33,306)     (34,327)
Other Data (for the period):
  Capital expenditures............     9,845      10,413      14,873      10,016         21,166       14,091        3,343
  Depreciation and amortization...    16,128      17,268      19,961      19,680         19,305       14,644       14,260

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

     During the years ended December 31, 2000, 1999 and 1998, the Company spent an aggregate of approximately $53.3 million, $50.8 million and $60.7 million, respectively, for research, development, design, Program Investments, capital expenditures and development participation costs. In prior years, the Company was selected as the sole supplier of wheels and brakes for each of the Saab 2000, the Canadair Regional Jet and CRJ-700, the Lear 60 and Embraer's 70 and 90 passenger jets, a supplier of wheels and carbon brakes on the Airbus A-321 and the sole supplier of wheels, carbon brakes and brake control systems on the MD-90. In 2000, the Company became the supplier for the Canadair CRJ-900, the Fairchild Dornier DO-328 Turboprop, the Dassault Falcon 900EX and the Gulfstream GIV-X. Aircraft produced under these programs are in development or the early stages of their life cycles and represent significant future revenue opportunities for the Company.

RESULTS OF OPERATIONS

 Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

     During 2000, sales, operating income and income before income taxes were the highest in the Company's history, reflecting the continued build-out of customer fleets using Company products, new program awards and increased airline industry traffic. These results were driven by growth in all market sectors of the Company's business.

     SALES. Sales for the year ended December 31, 2000 totaled $375.9 million, reflecting an increase of $19.9 million or 5.6%, compared with $356.0 million for the same period in the prior year. This increase was due to higher commercial sales of wheels and brakes for commercial transport aircraft of $3.8 million, primarily on the MD-90, Canadair Regional Jet and Airbus A-321 programs, partially offset by lower sales on the Fokker FO-100, DC-9 and DC-10 programs. General aviation sales increased $4.1 million, primarily due to higher sales of wheels and brakes on Gulfstream aircraft. Military sales increased $12.0 million, primarily due to higher sales of wheels and brakes on the F-14 program and for fuel tanks on the F-18 program.

     GROSS MARGIN. The gross margin for the year ended December 31, 2000 was 46.9% compared with 44.4% for the same period in the prior year. This increase was primarily due to a favorable sales mix, the overhead absorption effect relating to the higher sales and operating efficiencies. Partially offsetting this increase was higher Program Investments.

     INDEPENDENT RESEARCH AND DEVELOPMENT. Independent research and development costs were $15.8 million for the year ended December 31, 2000 compared with $14.0 million for the same period in the prior year. This increase was primarily due to higher costs associated with the Embraer ERJ-170, Dassault Falcon 900 and JAS-39 programs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $37.7 million for the year ended December 31, 2000 compared with $33.2 million for the same period in the prior year. This increase was primarily due to higher performance-related incentive compensation.

     INTEREST EXPENSE, NET. Interest expense, net was $36.0 million for the year ended December 31, 2000 compared with $40.4 million for the same period in the prior year. This decrease was due to a lower average debt balance, partially offset by higher interest rates on the Company's variable rate indebtedness.

     EFFECTIVE TAX RATE. The Company's effective tax rate of 18.9% for the year ended December 31, 2000 differs from the statutory rate of 35% due to utilization of tax net operating losses and foreign sales corporation tax benefits, partially offset by a change in the valuation allowance and state and local taxes. The effective tax rate of (19.6)% for year ended December 31, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance and utilization of tax net operating loss, partially offset by state and local income taxes. The increase in the effective rate in 2000 over 1999 is primarily due to a net decrease in the valuation allowance in the prior year.

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

     GROSS MARGIN. The gross margin for the year ended December 31, 1999 was 44.4% compared with 43.2% for the same period in the prior year. This increase was primarily due to lower Program Investments and the overhead absorption effect relating to the higher sales. However, the reduction in Program Investments negatively affected overhead absorption and partially offset the increase in operating margins.

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

LIQUIDITY AND FINANCIAL CONDITION

     The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make Program Investments. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facilities. The Company's total indebtedness decreased from $433.6 million at December 31, 1999 to $347.1 million at December 31, 2000 due to $85.0 million of voluntary principal prepayments and $1.5 million of scheduled principal payments on its credit facility.

     At December 31, 2000, the Credit Facility consists of a term loan facility in an aggregate principal amount of $142.1 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loans"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $48.4 million and a Tranche B term loan ("Term Loan B") in the principal amount of $93.7 million. The Credit Facility bears interest at floating rates selected at the option of the Company. At December 31, 2000 and 1999, the average interest rate on the Credit Facility was 8.6% and 8.3%, respectively. As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. This interest rate agreement effectively fixes the rate at 8.1% on $115 million of borrowings at December 31, 2000. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million per year due in years 2001 through 2002 and $47.4 million due in year 2003. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with installments of $1.0 million per year due in years 2001 through 2003, $67.0 million due in 2004 and $23.7 million due in 2005. The Company is required to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from 50% of excess cash flow (as defined). As a result of the excess cash flow calculation, $45.8 million was determined to be due in 2001, however, this prepayment obligation has been satisfied by the aforementioned $85.0 million voluntary prepayment in 2000.

     The Credit Facility provides for revolving loans not to exceed $50 million, with up to $20 million available for letters of credit. At December 31, 2000, the Company had outstanding letters of credit of $6.4 million. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 2000, the Company had $23.6 million available to borrow under the Revolving Loan.

     The Company's management believes that it will have adequate resources to meet its current cash requirements through funds generated from operations and borrowings under its Revolving Loan.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 2000.

CASH FLOW

     During the year ended December 31, 2000, net cash provided by operating activities amounted to $110.7 million and reflected $131.0 million of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $4.9 million, inventory of $4.7 million, increases in accounts payable of 0.7 million, notes payable of $3.9 million, other current liabilities of $6.7 million, decreases in other working capital of $1.2 million, partially offset by prepaid pension costs of $5.9 million, interest payments of $34.9 million and tax payments of $1.6 million. During the year ended December 31, 1999, net cash provided by operating activities amounted to $60.5 million and reflected $119.4 million of EBITDA, decreases in inventory of $1.4 million, increases in accounts payable of $2.4 million, decreases in other working capital of $1.0 million, increases in long-term liabilities of $1.3 million, partially offset by increases in accounts receivable of $16.1 million, prepaid pension costs of $4.0 million, decreases in other current liabilities of $3.7 million, interest payments of $39.5 million and income tax payments of $1.7 million. During the year ended December 31, 1998, net cash provided by operating activities amounted to $52.2 million and reflected $109.9 million of EBITDA, decreases in accounts receivable of $4.0 million, other working capital of $0.8 million, and increases in long-term liabilities of $1.2 million, partially offset by increases in inventory of $4.3 million, prepaid pension costs of $3.3 million, decreases in accounts payable of $2.7 million, other current liabilities of $9.5 million (primarily reflecting a portion of a $5.0 million payment in settlement of litigation and approximately $4.5 million paid to the bargaining workers at Aircraft Braking Systems in conjunction with the ratification of a new contract), interest payments of $42.8 million and income tax payments of $1.1 million.

     During the year ended December 31, 2000, net cash used in investing activities amounted to $21.3 million due to $9.8 million of capital expenditures, $5.8 million of program participation payments and $5.7 million for the purchase of intellectual property for the Dornier 328 program. During the year ended December 31, 1999, net cash used in investing activities amounted to $18.3 million due to $10.4 million of capital expenditures and $7.9 million of program participation payments. During the year ended December 31, 1998, net cash used in investing activities amounted to $15.1 million primarily due to capital expenditures. Capital spending for the year ended December 31, 2001 is expected to be approximately $6.0 million.

     During the year ended December 31, 2000, net cash used in financing activities amounted to $86.5 million due to the repayment of indebtedness. During the year ended December 31, 1999, net cash used in financing activities amounted to $45.5 million due to the repayment of indebtedness of $51.5 million, partially offset by $6.0 million of proceeds received from a sale and leaseback transaction. During the year ended December 31, 1998, net cash used in financing activities amounted to $34.9 million due to the repayment of indebtedness of $35.5 million, partially offset by $0.6 million of proceeds received from a sale and leaseback transaction.

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     The Company expects that at January 1, 2001, it will record an after-tax reduction in other comprehensive income of $0.5 million as a cumulative transition adjustment relating to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133.

     During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." The adoption of SAB 101 had no impact on our financial position, results of operation and cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has approximately $347.1 million of total debt outstanding at December 31, 2000. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under the Credit Facility. The interest rate for borrowings under the Credit Facility varies with LIBOR or the prime rate, at the Company's option.

     As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $115 million at December 31, 2000 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest on $300 million of its indebtedness at December 31, 2000. Given that approximately 86% of the Company's borrowings at December 31, 2000 are at fixed interest rates, a change in rates by 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

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

NAME                                        AGE             POSITION(S)             DIRECTOR SINCE
----                                        ---             -----------             --------------
Bernard L. Schwartz*......................  75    Chairman of the Board and Chief        1989
                                                  Executive Officer
David J. Brand**..........................  40    Director                               1997
Herbert R. Brinberg*......................  75    Director                               1989
Robert B. Hodes*..........................  75    Director                               1997
Ronald H. Kisner*.........................  52    Director and Secretary                 1989
John R. Paddock*..........................  47    Director                               1989
A. Robert Towbin***.......................  65    Director                               1989
Alan H. Washkowitz**......................  60    Director                               1989
Donald E. Fogelsanger.....................  75    Vice Chairman
Kenneth M. Schwartz.......................  49    President and Chief Operating
                                                  Officer
Dirkson R. Charles........................  37    Chief Financial Officer

---------------
  * Designated as director by BLS pursuant to the Stockholders Agreement.

 ** Designated as director by the Lehman Investors pursuant to the Stockholders
    Agreement.

*** Designated as independent director by BLS and the Lehman Investors pursuant to the Stockholders Agreement.

     Mr. Bernard L. Schwartz has been Chairman and Chief Executive Officer of the Company since 1989. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Space & Communications Ltd. since April 1996. From 1972 to April 1996 Mr. Schwartz was Chairman and Chief Executive Officer of Loral Corporation. Mr. Schwartz is a member of The General Partners' Committee and Chief Executive Officer of Globalstar, L.P., a Director of Globalstar Telecommunications Limited, a Director of Loral Cyberstar, Inc., a Director of Satelites Mexicanos, S.A. de C.V., a Director of Reliance Group Holdings, Inc. and certain subsidiaries, a Director of First Data Corporation, a Trustee of Mount Sinai-NYU Medical Center and Health System and a Trustee of Thirteen/WNET Educational Broadcasting Corporation.

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

     Dr. Brinberg has been President and Chief Executive Officer of Parnassus Associates International, a firm of consultants in the field of Information Management, since September 1989. Previously, he was President and Chief Executive Officer of Wolters Kluwer U.S. Corporation, a wholly owned subsidiary of Wolters Kluwer N.V. of the Netherlands, and its predecessor companies since 1978. He is also currently an Adjunct Professor of Management at Baruch College City University of New York and a Director of Brill Academic Publishers, Inc.

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

     Mr. Towbin is Co-Chairman of C. E. Unterberg Towbin. From September of 1995 to January 2000 he was Senior Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and later Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers and Co-head, High Technology Investment Banking from January 1987 until January of 1994. Mr. Towbin was Vice Chairman and a Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. and its predecessor companies from 1959 to 1987. Mr. Towbin is also a Director of Gerber Scientific, Inc., Globalstar Telecommunications Ltd., and Globecomm Systems, Inc.

     Mr. Washkowitz is a Managing Director of Lehman Brothers and Head of the Merchant Banking Group, and is responsible for the oversight of Merchant Banking Fund II and its affiliated investment vehicles, as well as their predecessor, Merchant Banking Fund I. He has served on the Investment Committee for 13 years, and he also is a member of Lehman Brothers' Commitment Committee and Fairness Opinion Committee. Mr. Washkowitz joined Kuhn Loeb & Co. in 1968. He became a general partner of Lehman Brothers in 1977 when Kuhn Loeb was acquired and a Managing Director of Lehman Brothers in 1978. Prior to joining the Merchant Banking Group in 1988, Mr. Washkowitz headed the Financial Restructuring Group, which advised distressed companies and their creditors on a wide range of business and financial issues. Mr. Washkowitz is a Director of L-3 Communications Corporation, McBride plc, P&L Coal Holding Corporation and C.P. Kelco.

     Mr. Fogelsanger has been Vice Chairman of the Company since March 2000. Mr. Fogelsanger was President of the Company from January 1996 to March 2000. From April 1989 to January 1996, Mr. Fogelsanger was the President of Aircraft Braking Systems Corporation. From 1987 to 1989 he was President of Loral Corporation's Aircraft Braking Systems Division. From January 1986 to March 1987 he was Vice President and General Manager of Goodyear Aerospace Corporation's ABS division. From 1980 to 1986 he was General Manager of Goodyear's Aircraft Tire Operations. In 1968, Mr. Fogelsanger directed Goodyear's development of a crash-resistant fuel system for helicopters that was credited with saving hundreds of lives during the Vietnam War. He joined Goodyear in 1951.

     Mr. Kenneth M. Schwartz has been President and Chief Operating Officer of the Company since March 2000. Mr. Schwartz was Executive Vice President of the Company from January 1996 to March 2000. From June 1989 to January 1996, Mr. Schwartz held the positions of Chief Financial Officer, Treasurer and Secretary. Previously he was the Corporate Director of Internal Audit for Loral Corporation since late 1987. From 1984 to 1987, Mr. Schwartz held the position of Director of Cost and Schedule Administration for Loral Electronic Systems. Prior to 1984, Mr. Schwartz held various other positions with Loral Electronic Systems and the accounting firm of Deloitte & Touche LLP.

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

AIRCRAFT BRAKING SYSTEMS CORPORATION

NAME                                                   AGE                POSITION
----                                                   ---                --------
Frank P. Crampton....................................  57     Senior Vice
                                                              President -- Marketing
Richard W. Johnson...................................  57     Senior Vice President -- Finance
                                                              and Administration
James J. Williams....................................  45     Senior Vice
                                                              President -- Operations
Gary M. Rimlinger....................................  53     Vice President -- Engineering

ENGINEERED FABRICS CORPORATION

NAME                                                   AGE                POSITION
----                                                   ---                --------
John A. Skubina......................................  46     President
Richard P. Arsenault.................................  43     Vice President -- Finance
Terry L. Lindsey.....................................  56     Vice President -- Marketing
Anthony G. McCann....................................  41     Vice President -- Operations
Dan C. Sydow.........................................  64     Vice President -- Engineering

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

     Mr. Williams has been Senior Vice President of Operations at Aircraft Braking Systems since October 1999. He was previously Vice President of Manufacturing at Aircraft Braking Systems since May 1992. He had been Director of Manufacturing since joining Aircraft Braking Systems in September 1989. Previously, from April 1985 to August 1989, he was Branch Manager of Refurbishment Operations at United Technologies responsible for the refurbishment process of the Solid Rocket Boosters on the Shuttle Program. Mr. Williams started his aviation career in 1975 in the Air Force as a Hydraulic Systems Specialist. He was Superintendent, Manufacturing at Fairchild Republic Company from 1979 to 1983, followed by Manager, B-1B Manufacturing Operations at Rockwell International Corporation from 1983 to 1985.

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

     Mr. Skubina has been President of Engineered Fabrics Corporation since April 2000. Mr. Skubina was Senior Vice President of Engineered Fabrics Corporation from September 1999 to April 2000. He had been Vice President of Finance and Administration since February 1991. Prior to that, he was made Vice President of Finance on April 1, 1990. He joined Engineered Fabrics Corporation in 1988 as Accounting Manager. From 1985 until 1988, Mr. Skubina was the Assistant Controller and Controller of MPD, a division of M/A-Com.

     Mr. Arsenault joined Engineered Fabrics Corporation in 1997 as Vice President of Finance. Prior to this he held various finance positions with the Remington Arms Company from 1994 to 1996 and he held Accounting and Auditing positions with the Fibers business, Composites business, and Corporate offices of E.I. Dupont from 1988 to 1994. He also worked for the U. S. army Audit Agency in various capacities from 1983 to 1988 and is a veteran of the U. S. Army, 82nd Airborne Division.

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

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the years ended December 31, 2000, 1999 and 1998, paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries.

                                                                         LONG-TERM
                                                                        COMPENSATION
                                            ANNUAL COMPENSATION      ------------------    ALL OTHER
                                           ----------------------    OPTIONS     LTIP       COMPEN-
                                            SALARY        BONUS      GRANTED    PAYOUTS    SATION(A)
NAME AND PRINCIPAL POSITION        YEAR       ($)          ($)         (#)        ($)         ($)
---------------------------        ----    ---------    ---------    -------    -------    ---------
Bernard L. Schwartz..............  2000    2,060,259(b) 7,300,200        --         --          --
  Chairman of the Board and        1999    2,084,224(b) 6,095,300        --         --          --
  Chief Executive Officer          1998    2,070,782(b) 5,055,300        --         --          --
Kenneth M. Schwartz..............  2000      476,155(b)   850,000(c)  2,500     55,000      11,140
  President and Chief Operating    1999      435,000(b)   175,000        --     48,333       5,856
  Officer of K & F Industries,
     Inc.                          1998      265,154      160,000     1,500     45,000       5,532
Donald E. Fogelsanger............  2000      235,000      410,000(c)     --     55,000      30,382
  Vice Chairman of                 1999      235,000      150,000        --     53,332      32,976
  K & F Industries, Inc.           1998      244,500      130,000        --     48,333      35,636
Dirkson R. Charles...............  2000      185,000      525,000(c)    750     39,333       7,888
  Chief Financial Officer of       1999      170,000       90,000        --     34,333       7,596
  K & F Industries, Inc.           1998      141,923       80,000     1,200     29,667       7,313
Ronald H. Kisner.................  2000      170,000      430,000(c)  1,250     35,000      11,552
  Director and Secretary of        1999      160,000       75,000        --     21,667      23,259
  K & F Industries, Inc.           1998(d)        --           --        --         --          --

---------------
(a) Includes the following: (i) Company contributions to individual 401(k) plan accounts for the years ended December 31, 2000, 1999 and 1998, respectively:
    Mr. K. Schwartz -- $5,057, $4,800 and $4,517; Mr. Fogelsanger -- $5,086,
    $4,800 and $4,517; Mr. Charles -- $5,092, $4,800 and $4,517; Mr. Kisner --
    $5,096, $4,798 and $0; and (ii) the compensation element of supplemental life insurance programs for the years ended December 31, 2000, 1999 and 1998, respectively: Mr. K. Schwartz -- $6,083, $1,056 and $1,015; Mr.
    Fogelsanger -- $25,296, $28,176 and $31,119; Mr. Charles -- $2,796, $2,796
    and $2,796; Mr. Kisner -- $6,456, $6,456 and $0. Mr. Kisner also received a Board of Director fee of $12,000 in 1999.

(b) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. BLS designated that $150,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for the years ended December 31, 2000 and 1999.

(c) In 2000, the Board of Directors awarded special bonuses to various directors, officers and employees, including $650,000 for Mr. K. Schwartz; $250,000 for Mr. Fogelsanger; $420,000 for Mr. Charles; and $340,000 for Mr. Kisner.

(c) Mr. Kisner has been employed by the Company since January 1999. Prior to that he was a Director and retained to provide legal services to the Company. Mr. Kisner received $150,000 and options for 900 shares during the year ended December 31, 1998. (See "Certain Relationships and Related Transactions.")

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following sets forth information relating to the grant of stock options by the Company during the year ended December 31, 2000 to the named executive officers. The Company has two stock option plans, which provide for the grant of non-qualified or incentive stock options to acquire a total of 100,000 authorized but unissued shares of common stock. None of the Company's stock is publicly traded. The options granted in 2000 become exercisable in three equal installments on the first, second and third anniversaries of the date of grant, and remain exercisable until 10 years from the date of the grant.

                                                                                     POTENTIAL REALIZABLE
                                            INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                        ---------------------------------------------------------      ANNUAL RATES OF
                                        % OF TOTAL                                       STOCK PRICE
                                         OPTIONS                                       APPRECIATION FOR
                                        GRANTED TO      EXERCISE OR                      OPTION TERM
                         OPTIONS       EMPLOYEES IN     BASE PRICE     EXPIRATION    --------------------
NAME                    GRANTED(#)    FISCAL YEAR(%)      ($/SH)          DATE        5%($)       10%($)
----                    ----------    --------------    -----------    ----------    --------    --------
Kenneth M. Schwartz...    2,500            21.1           250.00        04/24/10     393,059     996,089
Dirkson R. Charles....      750             6.3           250.00        07/24/10     117,918     298,826
Ronald H. Kisner......      750             6.3           250.00        07/24/10     117,918     298,826
Ronald H. Kisner......      500             4.2           250.00        12/01/10      78,612     199,218

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR-END OPTIONS VALUES

     The following sets forth information as to the exercise of stock options during the year ended December 31, 2000 and the value of unexercised stock options at year-end. The Company's stock is not publicly traded.

                                                                                            VALUE OF
                                                                           NUMBER OF       UNEXERCISED
                                                                          UNEXERCISED     IN-THE-MONEY
                                                                          OPTIONS AT       OPTIONS AT
                                                                           FY-END(#)        FY-END($)
                                             SHARES                      -------------    -------------
                                           ACQUIRED ON       VALUE       EXERCISABLE/     EXERCISABLE/
NAME                                       EXERCISE(#)    REALIZED($)    UNEXERCISABLE    UNEXERCISABLE
----                                       -----------    -----------    -------------    -------------
Bernard L. Schwartz......................       0              0             0/0               0/0
Kenneth M. Schwartz......................       0              0         1,625/4,875           0/0
Donald E. Fogelsanger....................       0              0         1,250/1,250           0/0
Dirkson R. Charles.......................       0              0         1,425/2,775           0/0
Ronald H. Kisner.........................       0              0         1,100/2,800           0/0

LONG-TERM INCENTIVE PLAN AWARDS

     Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid (unless deferred by recipient direction) in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. The following awards were earned for the individuals named in the Summary Compensation Table during the years ended December 31, 2000, 1999 and 1998, respectively: Mr. K. Schwartz $92,000, $70,000 and $60,000; Mr. Fogelsanger $79,000, $65,000 and $55,000; Mr. Charles $67,000, $55,000 and $45,000 and Mr.
Kisner $61,000, $50,000 and $40,000.

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

     Effective January 1, 1990, the Plan was amended for eligible employees of K & F Industries and Aircraft Braking Systems to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of contributory service on and after January 1, 1990, a contributory benefit of (i) for 14 years of contributory service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of contributory service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has
(a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $135,000 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in the amended plan of K & F and Aircraft Braking Systems and the supplemental plan are $324,000 for Mr. K. Schwartz; $159,000 for Mr. Fogelsanger; $207,000 for Mr. Charles; and $87,000 for Mr. Kisner. BLS does not participate in either plan. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65 or current age if greater; (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (c) participation in the contributory portion of the plan will continue at current levels. The Company has a similar plan at Engineered Fabrics.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan For Salaried Employees.

COMPENSATION OF DIRECTORS

     The Board of Directors held four meetings during the year ended December 31, 2000. Members of the Board of Directors are entitled to receive a director's fee of $12,000 per year. Messrs. Brand, Kisner and Washkowitz did not receive director's fees during the year ended December 31, 2000. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity. During the year ended December 31, 2000, Messrs. Brinberg, Hodes, Paddock and Towbin received a special bonus award of $100,000 each.

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

                                    PART IV

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the capital stock of the Company as of December 31, 2000.

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
                                                                 =======           ======

---------------
 *  Collectively referred to as the "Lehman Investors."

** The executive officers named in Item 11 hold options covering 5,400 shares, and executive officers and directors as a group hold options covering 9,150 shares, which may be acquired within 60 days pursuant to the exercise of the options.

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $7,300,200, $6,095,300 and $5,055,300 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company reimburses Loral Space (of which BLS is Chairman and Chief Executive Officer), for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers has agreed to act as exclusive financial adviser to the Company and the Company has agreed to pay Lehman Brothers customary fees for services when rendered. During the three years ended December 31, 2000 no amounts were paid under this agreement. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders Agreement and the Company's By-laws.

     Before 1999, the Company paid Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $78,000 during the year ended December 31, 1998. Mr. Kisner also received stock options for 900 shares during the year ended December 31, 1998. Since January 1999, Mr. Kisner has been employed by the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Financial Statements:

                                                              PAGE
                                                              ----
K & F Industries, Inc. -- Consolidated Financial Statements:
  Independent Auditors' Report..............................  F-1
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.......................  F-3
  Consolidated Statements of Stockholders' Deficiency for
     the Years Ended December 31, 2000, 1999 and 1998.......  F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.......................  F-5
  Notes to Consolidated Financial Statements................  F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.04 through 10.09 and 10.11, 10.12, 10.19, 10.40 and 10.41 are management contracts or compensation plans.

(b) Reports on Form 8-K: No reports on Form 8-K were filed for the three months ended December 31, 2000.

     Exhibits:  See exhibit index below.

(c) Exhibits

 1.01  --   Purchase Agreement dated as of October 9, 1997 between the
            Company and Lehman Brothers Inc. and Unterberg Harris(10)
 2.01  --   Agreement for Sale and Purchase of Assets dated March 26,
            1989 between Loral Corporation and the Registrant(1)
 2.02  --   Stock Purchase Agreement dated September 15, 1997 among the
            Company and the Stockholders of the Company(10)
 2.03  --   First Amendment to Stock Purchase Agreement dated as of
            October 15, 1997 among the Company and the Stockholders
            named therein(10)
 3.01  --   Amended and Restated Certificate of Incorporation of the
            Company(10)
 3.02  --   Amended and Restated By-Laws of the Company(10)
 4.01  --   Indenture dated October 15, 1997 for the 9 1/4% Notes
            between the Company and State Street Bank and Trust Company, as trustee(10)
 4.02  --   Indenture dated as of August 15, 1996 for the 10 3/8% Notes between the Company and Fleet National Bank, as trustee(9)
 4.03  --   Indenture dated as of June 1, 1992 for the 11 7/8% Notes
            between the Company and the Bank of New York, as trustee(5)
 4.04  --   Pledge Agreement dated as of June 10, 1992 between the
            Company and the Bank of New York, as collateral trustee(5)
10.01  --   Securities Purchase Agreement dated as of April 27, 1989,
            among the Company, BLS and Lehman Brothers Holdings Inc.
            ("LBH")(1)
10.02  --   Assumption Agreement dated as of April 27, 1989(1)
10.03  --   Shared Services Agreement dated as of April 27, 1996 between
            Lockheed Martin Tactical Defense Systems -- Akron and
            Aircraft Braking Systems(10)
10.04  --   Amended and Restated Director Advisory Agreement dated as of
            October 15, 1997, between the Company and BLS(10)
10.05  --   Non-Competition Agreement dated as of April 27, 1989,
            between the Company and BLS(1)
10.06  --   K & F Industries, Inc. Retirement Plan for Salaried
            Employees(5)
10.07  --   K & F Industries, Inc. Savings Plan for Salaried
            Employees(5)
10.08  --   Goodyear Aerospace Corporation Supplemental Unemployment
            Benefits Plan for Salaried Employees -- Plan A(1)
10.09  --   The Loral Systems Group Release and Separation Allowance
            Plan(1)
10.10  --   Letter Agreement dated April 27, 1989, between the Company and LBH(1)
10.11  --   K & F Industries, Inc. 1989 Stock Option Plan(2)
10.12  --   K & F Industries, Inc. Executive Deferred Bonus Plan(2)
10.13  --   Securities Purchase Agreement dated as of July 22, 1991
            among the Company, BLS and the Lehman Investors(4)

10.14  --   Securities Purchase Agreement among the Company, BLS and the
            Lehman Investors dated September 2, 1994(6)
10.15  --   Amended and Restated Stockholders Agreement dated as of
            September 2, 1994, by and among the Company, BLS, the Lehman
            Investors, Chase Capital Partners and Loral Space(6)
10.16  --   Agreement dated as of September 2, 1994, between the Company and Loral Space(6)
10.17  --   Amendment of Stockholders Agreement dated November 8,
            1994(6)
10.18  --   Securities Conversion Agreement among the Company and the
            Converting Stockholders, dated November 8, 1994(6)
10.19  --   K & F Industries, Inc. Supplemental Executive Retirement
            Plan(8)
10.20  --   Amended and Restated Credit Agreement dated as of August 14,
            1996, among Aircraft Braking Systems ("ABS"), Engineered
            Fabrics Corporation ("EFC"), the Lenders (as defined
            therein), Lehman Commercial Paper, Inc., as Documentation
            Agent and Chase Securities Inc., individually and as agent for the Lenders ("Chase")(9)
10.21  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between ABS and Chase(9)
10.22  --   Amended and Restated Security Agreement dated as of August
            14, 1996, between EFC and Chase(9)
10.23  --   Revolving Credit Note dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank(9)
10.24  --   Facility A Notes dated as of August 14, 1996 executed by
            each of ABS and EFC in favor of NBD Bank(9)
10.25  --   Amended and Restated K & F Agreement dated as of August 14,
            1996, between the Company and Chase(9)
10.26  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between ABS and Chase(9)
10.27  --   Amended and Restated Subordination Agreement dated as of
            August 14, 1996, between EFC and Chase(9)
10.28  --   Purchase Agreement dated August 12, 1996 among the Company,
            Lehman Brothers Inc. and Chase Securities Inc.(9)
10.29  --   Registration Rights Agreement dated as of August 15, 1996
            among the Company, Lehman Brothers Inc. and Chase Securities
            Inc.(9)
10.30  --   Credit Agreement dated as of October 15, 1997 among ABS,
            EFC, the Lenders (as defined therein), Lehman Commercial
            Paper, Inc. as Documentation Agent and The First National
            Bank of Chicago ("FNBC"), as Administrative Agent(10)
10.31  --   Guarantee and Collateral Agreement dated as of October 15,
            1997 among the Company, ABS, EFC, certain subsidiaries named therein and FNBC, as Collateral Agent(10)
10.32  --   Subordination Agreement dated as of October 15, 1997 between
            ABS and FNBC(10)
10.33  --   Subordination Agreement dated as of October 15, 1997 between
            EFC and FNBC(10)
10.34  --   Intercreditor Agreement dated as of October 15, 1997 among the Pension Benefit Guaranty Corporation ("PBGC"), FNBC,
            ABS, EFC and the Company(10)
10.35  --   K & F Agreement dated as of October 15, 1997 executed by the
            Company in favor of FNBC(10)
10.36  --   Settlement Agreement dated as of October 15, 1997 between
            the Company and PBGC(10)
10.37  --   Registration Rights Agreement dated as of October 15, 1997 between the Company and Lehman Brothers Inc. and Unterberg
            Harris(10)
10.38  --   Dealer Manager Agreement dated as of September 15, 1997
            between Lehman Brothers Inc. and the Company(10)

10.39  --   Stockholders' Agreement dated as of October 15, 1997 between the Company and the Stockholders identified therein(10)
10.40  --   K & F Industries, Inc. 1998 Stock Option Plan(11)
10.41  --   K & F Industries, Inc. Supplemental Executive Retirement
            Plan, as amended(12)
10.42  --   Agreement dated as of January 1, 2000 between the Company
            and Loral Space
12.01  --   Statement of computations of ratio of earnings to fixed
            charges(10)
21.01  --   Subsidiaries of the Registrant(1)
24.01  --   Powers of Attorney (included on signature page)
27.01  --   Financial Data Schedule

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

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

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

                                          K & F INDUSTRIES, INC.

                                          By: /s/  KENNETH M. SCHWARTZ
                                            ------------------------------------
                                                    Kenneth M. Schwartz
                                               President and Chief Operating
                                                           Officer

Date: March 29, 2001

     Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                         *                           Chairman of the Board, Chief       March 29, 2001
---------------------------------------------------    Executive Officer and Director
                Bernard L. Schwartz                    (principal executive officer)

              /s/ KENNETH M. SCHWARTZ                President and Chief Operating      March 29, 2001
---------------------------------------------------    Officer
                Kenneth M. Schwartz

              /s/ DIRKSON R. CHARLES                 Chief Financial Officer            March 29, 2001
---------------------------------------------------    (principal financial and
                Dirkson R. Charles                     accounting officer)

                         *                           Director                           March 29, 2001
---------------------------------------------------
                  David J. Brand

                         *                           Director                           March 29, 2001
---------------------------------------------------
                Herbert R. Brinberg

                         *                           Director                           March 29, 2001
---------------------------------------------------
                  Robert B. Hodes

                         *                           Director                           March 29, 2001
---------------------------------------------------
                 Ronald H. Kisner

                         *                           Director                           March 29, 2001
---------------------------------------------------
                  John R. Paddock

                         *                           Director                           March 29, 2001
---------------------------------------------------
                 A. Robert Towbin

                         *                           Director                           March 29, 2001
---------------------------------------------------
                Alan H. Washkowitz

           *By: /s/ KENNETH M. SCHWARTZ              Attorney-in-Fact                   March 29, 2001
   ---------------------------------------------
                Kenneth M. Schwartz

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
February 1, 2001

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  6,477,000    $   3,584,000
  Accounts receivable -- net................................    46,765,000       51,870,000
  Inventory.................................................    63,983,000       68,848,000
  Other current assets......................................     1,634,000          801,000
  Deferred tax asset........................................     4,260,000       18,063,000
                                                              ------------    -------------
          Total current assets..............................   123,119,000      143,166,000
                                                              ------------    -------------
Property, Plant and Equipment -- Net........................    73,036,000       71,201,000
Prepaid Pension Cost........................................    23,683,000       17,814,000
Deferred Charges -- Net of amortization of $13,622,000
  and $10,445,000...........................................    32,120,000       30,534,000
Cost in Excess of Net Assets Acquired -- Net of amortization
  of $71,257,000 and $65,149,000............................   162,679,000      168,787,000
Intangible Assets -- Net of amortization of $35,060,000
  and $34,472,000...........................................    15,448,000       10,366,000
                                                              ------------    -------------
Total Assets................................................  $430,085,000    $ 441,868,000
                                                              ============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable..........................................  $ 18,373,000    $  17,687,000
  Notes payable.............................................     3,900,000               --
  Current portion of long-term debt.........................     1,500,000        1,500,000
  Interest payable..........................................     4,148,000        4,506,000
  Other current liabilities.................................    49,503,000       42,851,000
                                                              ------------    -------------
          Total current liabilities.........................    77,424,000       66,544,000
                                                              ------------    -------------
Postretirement Benefit Obligation Other Than Pensions.......    79,687,000       78,667,000
Other Long-Term Liabilities.................................     5,355,000        6,266,000
Long-Term Debt..............................................   345,625,000      432,125,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Deficiency:
  Common stock, $.01 par value -- authorized, 1,000,000
     shares; issued and outstanding, 740,398 shares.........         7,000            7,000
  Additional paid-in capital................................   (63,259,000)     (63,259,000)
  Deficit...................................................   (14,711,000)     (78,696,000)
  Accumulated other comprehensive (loss) income.............       (43,000)         214,000
                                                              ------------    -------------
          Total stockholders' deficiency....................   (78,006,000)    (141,734,000)
                                                              ------------    -------------
Total Liabilities and Stockholders' Deficiency..............  $430,085,000    $ 441,868,000
                                                              ============    =============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Net sales........................................  $375,890,000    $355,951,000    $345,447,000
Cost of sales....................................   199,459,000     197,757,000     196,190,000
                                                   ------------    ------------    ------------
Gross margin.....................................   176,431,000     158,194,000     149,257,000
Independent research and development.............    15,763,000      13,996,000      13,705,000
Selling, general and administrative expenses.....    37,666,000      33,245,000      35,332,000
Amortization.....................................     8,118,000       8,773,000      10,286,000
                                                   ------------    ------------    ------------
Operating income.................................   114,884,000     102,180,000      89,934,000
Interest expense, net of interest income of
  $318,000, $281,000 and $356,000................    35,993,000      40,396,000      44,830,000
                                                   ------------    ------------    ------------
Income before income taxes.......................    78,891,000      61,784,000      45,104,000
Income tax (provision) benefit...................   (14,906,000)     12,136,000      (5,744,000)
                                                   ------------    ------------    ------------
Net income.......................................  $ 63,985,000    $ 73,920,000    $ 39,360,000
                                                   ============    ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 COMMON STOCK                                     ACCUMULATED
                               ----------------    ADDITIONAL                        OTHER
                               SHARES               PAID-IN                      COMPREHENSIVE   COMPREHENSIVE
                               ISSUED    AMOUNT     CAPITAL         DEFICIT      INCOME (LOSS)   INCOME (LOSS)
                               -------   ------   ------------   -------------   -------------   -------------
Balance, January 1, 1998.....  740,398   $7,000   $(63,259,000)  $(191,976,000)   $(1,231,000)
  Net Income.................                                       39,360,000                    $39,360,000
  Pension adjustment.........                                                       1,213,000       1,213,000
  Cumulative translation
     adjustments.............                                                         276,000         276,000
                               -------   ------   ------------   -------------    -----------     -----------
Balance, December 31, 1998...  740,398    7,000    (63,259,000)   (152,616,000)       258,000     $40,849,000
                                                                                                  ===========
  Net Income.................                                       73,920,000                    $73,920,000
  Cumulative translation
     adjustments.............                                                         (44,000)        (44,000)
                               -------   ------   ------------   -------------    -----------     -----------
Balance, December 31, 1999...  740,398    7,000    (63,259,000)    (78,696,000)       214,000     $73,876,000
                                                                                                  ===========
  Net Income.................                                       63,985,000                    $63,985,000
  Cumulative translation
     adjustments.............                                                        (257,000)       (257,000)
                               -------   ------   ------------   -------------    -----------     -----------
Balance, December 31, 2000...  740,398   $7,000   $(63,259,000)  $ (14,711,000)   $   (43,000)    $63,728,000
                               =======   ======   ============   =============    ===========     ===========

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net income.......................................  $ 63,985,000   $ 73,920,000   $ 39,360,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation..................................     8,010,000      8,495,000      9,675,000
     Amortization..................................     8,118,000      8,773,000     10,286,000
     Non-cash interest expense-amortization of
       deferred financing charges..................     1,755,000      1,836,000      1,932,000
     Provision for losses on accounts receivable...       109,000        161,000        140,000
     Deferred income taxes.........................    13,803,000    (13,258,000)     4,912,000
     Changes in assets and liabilities:
       Accounts receivable.........................     4,897,000    (16,058,000)     3,989,000
       Inventory...................................     4,707,000      1,421,000     (4,254,000)
       Other current assets........................       167,000       (128,000)      (114,000)
       Prepaid pension costs.......................    (5,869,000)    (4,007,000)    (3,283,000)
       Accounts payable............................       686,000      2,359,000     (2,651,000)
       Notes payable...............................     3,900,000              -              -
       Interest payable............................      (358,000)      (627,000)       408,000
       Other current liabilities...................     6,652,000     (3,652,000)    (9,491,000)
       Postretirement benefit obligation other than
          pensions.................................     1,020,000      2,711,000      1,414,000
       Other long-term liabilities.................      (911,000)    (1,398,000)      (166,000)
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................   110,671,000     60,548,000     52,157,000
                                                     ------------   ------------   ------------
Cash Flows From Investing Activities:
  Capital expenditures.............................    (9,845,000)   (10,413,000)   (14,873,000)
  Deferred charges.................................    (5,763,000)    (7,892,000)      (203,000)
  Purchase of intellectual property................    (5,670,000)             -              -
                                                     ------------   ------------   ------------
          Net cash used in investing activities....   (21,278,000)   (18,305,000)   (15,076,000)
                                                     ------------   ------------   ------------
Cash Flows From Financing Activities:
  Payments of senior revolving loan................   (95,000,000)   (59,000,000)   (55,000,000)
  Borrowings under senior revolving loan...........   108,000,000     66,000,000     41,000,000
  Payments on long-term debt.......................   (99,500,000)   (58,500,000)   (21,500,000)
  Proceeds from sale and leaseback transaction.....             -      5,997,000        556,000
                                                     ------------   ------------   ------------
          Net cash used in financing activities....   (86,500,000)   (45,503,000)   (34,944,000)
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................     2,893,000     (3,260,000)     2,137,000
Cash and cash equivalents, beginning of period.....     3,584,000      6,844,000      4,707,000
                                                     ------------   ------------   ------------
Cash and cash equivalents, end of period...........  $  6,477,000   $  3,584,000   $  6,844,000
                                                     ============   ============   ============
Supplemental Information:
  Interest paid during the period..................  $ 34,914,000   $ 39,468,000   $ 42,846,000
                                                     ============   ============   ============
  Income taxes paid during the period..............  $  1,550,000   $  1,658,000   $  1,055,000
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 87% of the Company's total revenues during the year ended December 31, 2000 and Engineered Fabrics Corporation ("Engineered Fabrics") (collectively, the "Subsidiaries"), which generated approximately 13% of the Company's total revenues during the year ended December 31, 2000.

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

     Deferred Charges -- Deferred charges consist primarily of financing costs ($6.1 million and $7.9 million, which is net of amortization (non-cash interest expense) of $6.0 million and $4.2 million at December 31, 2000 and 1999, respectively), and program participation costs ($26.0 million and $22.6 million, which is net of amortization of $7.7 million and $6.3 million at December 31, 2000 and December 31, 1999, respectively) paid in connection with the award of wheels, brakes and brake control equipment on various commercial programs. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over 6 to 10 years, which reflect the terms of the Company's debt.

     Cost in Excess of Net Assets Acquired -- Cost in excess of net assets acquired is being amortized on the straight-line method over a period of 40 years. The Company reviews the cost in excess of net assets acquired

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
for recoverability on an ongoing basis using undiscounted cash flows. Impairments would be recognized in operating results.

     Intangible Assets -- Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 11 to 30 years. During the year ended December 31, 2000, the Company purchased intellectual property (primarily consisting of patents, licenses, trade names and drawings) in connection with the Dornier 328 program in the amount of $5.7 million.

     Evaluation of Long-Lived Assets -- Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. In evaluating the value and future benefits of long-lived assets, their carrying value would be compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2000, 1999 and 1998 resulting from the Company's evaluations.

     Warranty -- Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

     Business and Credit Concentrations -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U.S. government accounted for approximately 17%, 15% and 14% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. No other single customer accounted for 10% or more of consolidated revenues for the years then ended, and there were no significant accounts receivable from a single customer, except the U.S. government, at December 31, 2000 and December 31, 1999.

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

     Accounting Pronouncements -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     The Company expects that at January 1, 2001, it will record an after-tax reduction in other comprehensive income of $0.5 million as a cumulative transition adjustment relating to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133.

     During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." The adoption of SAB 101 had no impact on the Company's financial position, results of operation and cash flows.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to the current period presentation.

3. ACCOUNTS RECEIVABLE

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Accounts receivable, principally from commercial
  customers.......................................  $40,816,000    $46,510,000
Accounts receivable on U.S. government and other
  long-term contracts.............................    6,093,000      5,634,000
Allowances........................................     (144,000)      (274,000)
                                                    -----------    -----------
          Total...................................  $46,765,000    $51,870,000
                                                    ===========    ===========

4. INVENTORY

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Raw materials and work-in-process.................  $36,058,000    $37,216,000
Finished goods....................................   18,642,000     22,069,000
Inventoried costs related to U.S. government and
  other long-term contracts.......................    9,283,000      9,563,000
                                                    -----------    -----------
          Total...................................  $63,983,000    $68,848,000
                                                    ===========    ===========

5. PROPERTY, PLANT AND EQUIPMENT

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Land............................................  $    661,000    $    661,000
Buildings and improvements......................    36,894,000      36,770,000
Machinery, equipment, furniture and fixtures....   127,820,000     121,900,000
                                                  ------------    ------------
          Total.................................   165,375,000     159,331,000
Less accumulated depreciation and
  amortization..................................    92,339,000      88,130,000
                                                  ------------    ------------
          Total.................................  $ 73,036,000    $ 71,201,000
                                                  ============    ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

6. OTHER CURRENT LIABILITIES

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Accrued payroll costs.............................  $25,256,000    $18,733,000
Accrued taxes.....................................    2,984,000      3,429,000
Accrued costs on long-term contracts..............    3,172,000      2,875,000
Accrued warranty costs............................   10,789,000      9,626,000
Customer credits..................................    2,693,000      3,312,000
Postretirement benefit obligation other than
  pensions........................................    3,000,000      3,000,000
Other.............................................    1,609,000      1,876,000
                                                    -----------    -----------
          Total...................................  $49,503,000    $42,851,000
                                                    ===========    ===========

7. LONG-TERM DEBT

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Senior Revolving Loan...........................  $ 20,000,000    $  7,000,000
Senior Term Loan A..............................    48,375,000      48,875,000
Senior Term Loan B..............................    93,750,000     192,750,000
9 1/4% Senior Subordinated Notes due 2007.......   185,000,000     185,000,000
                                                  ------------    ------------
Total...........................................   347,125,000     433,625,000
Less current maturities.........................     1,500,000       1,500,000
                                                  ------------    ------------
          Total.................................  $345,625,000    $432,125,000
                                                  ============    ============

     At December 31, 2000, the Credit Facility consists of a term loan facility in an aggregate principal amount of $142.1 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loan"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $48.4 million and a Tranche B term loan ("Term Loan B") in the principal amount of $93.7 million. The interest rates under the Credit Facility are, at the Company's option, either the LIBOR or prime rate, in each case plus a margin. At December 31, 2000 and 1999, the average interest rate on outstanding borrowings on the Credit Facility was 8.6% and 8.3%, respectively. As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% and matures December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. At December 31, 2000, the notional value on the interest rate swap agreement was $115 million and the fair value was approximately $0.9 million in favor of the counterparty (taking into account interest rates in effect at December 31, 2000), representing the amount the Company would pay if the agreement was terminated. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. This interest rate agreement effectively fixes the Company's borrowing rate at 8.1% on $115 million of borrowings at December 31, 2000. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million per year due in years 2001 through 2002 and $47.4 million due in 2003. Term Loan B is an eight-year quarterly amortizing facility maturing October 15, 2005, with installments of $1.0 million per year due in years 2001 through 2003, $67.0 million due in 2004 and $23.7 million due in 2005. The Company is required

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from a portion of excess cash flow (as defined). As a result of the excess cash flow calculation, $45.8 million was determined to be due in 2001, however, this prepayment obligation has been satisfied by $85.0 million of voluntary prepayments in 2000.

     Scheduled debt maturities of the Term Loans for the five years subsequent to December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,                                    AMOUNT
------------------------                                  -----------
2001....................................................  $ 1,500,000
2002....................................................    1,500,000
2003....................................................   48,375,000
2004....................................................   67,000,000
2005....................................................   23,750,000

     The Credit Facility provides for Revolving Loans not to exceed $50 million, with up to $20 million available for letters of credit. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 2000 and 1999, the Company had $23.6 million and $36.4 million available to borrow, respectively. At December 31, 2000 and 1999, the Company had outstanding letters of credit of $6.4 million and $6.6 million, respectively.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 2000.

     On October 15, 1997, the Company issued $185 million of 9 1/4% Notes which mature on October 15, 2007. The 9 1/4% Notes are not subject to a sinking fund. The 9 1/4% Notes may not be redeemed prior to October 15, 2002. On or after October 15, 2002, the Company may redeem the 9 1/4% Notes at descending premiums ranging from 104.625% in October 2002 to no premium after October 2005.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments reported on the balance sheet at December 31, 2000 and 1999 approximate their fair value, except as discussed below. See Note 7 for disclosure of the fair value of the Company's interest rate swap agreement.

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $340 million and $424 million at December 31, 2000 and 1999, respectively.

9. CAPITAL STOCK

     a. The Company has two stock option plans which provide for the grant of non-qualified or incentive stock options to acquire an aggregate of 100,000 authorized but unissued shares of common stock. The options granted prior to 2000 are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant. The options issued in 2000 are exercisable in three equal installments on the first, second and third anniversaries of the date of grant. All options remain exercisable until the expiration of the option, which is 10 years from the date of the grant. All options granted in 1998 and 1997 were issued with an exercise price of $175 per share. All options granted in 2000 and 1999 were issued with an exercise price of $250 per share.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Stock option activity is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Outstanding at beginning of year.........................  43,075    47,350    35,550
Granted..................................................  11,850       900    11,800
Exercised................................................      --        --        --
Canceled.................................................    (525)   (5,175)       --
                                                           ------    ------    ------
Outstanding at end of year...............................  54,400    43,075    47,350
                                                           ======    ======    ======
Exercisable options outstanding..........................  18,000     7,719         -
                                                           ======    ======    ======
Available for future grant...............................  28,650    40,500    41,400
                                                           ======    ======    ======

     At December 31, 2000, there were outstanding options for 41,650 and 12,750 shares that were exercisable at $175 per share and $250 per share and with weighted-average remaining contractual lives of 7.1 years and 9.5 years, respectively. All options exercisable at December 31, 2000 were exercisable at $175 per share.

     b. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. However, disclosure has been omitted because the pro forma effect on net income (loss) required to be disclosed under SFAS No. 123 is not material to the Company's results of operations.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Components of other comprehensive income (loss) consist of the following:

                                                                               ACCUMULATED
                                                               CUMULATIVE         OTHER
                                            MINIMUM PENSION    TRANSLATION    COMPREHENSIVE
                                               LIABILITY       ADJUSTMENTS    INCOME (LOSS)
                                            ---------------    -----------    -------------
January 1, 1998...........................    $(1,213,000)      $ (18,000)     $(1,231,000)
1998 Change...............................      1,213,000         276,000        1,489,000
                                              -----------       ---------      -----------
December 31, 1998.........................             --         258,000          258,000
1999 Change...............................             --         (44,000)         (44,000)
                                              -----------       ---------      -----------
December 31, 1999.........................             --         214,000          214,000
2000 Change...............................             --        (257,000)        (257,000)
                                              -----------       ---------      -----------
December 31, 2000.........................    $        --       $ (43,000)     $   (43,000)
                                              ===========       =========      ===========

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

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

     The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

                                          PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                    ----------------------------    ----------------------------
                                            DECEMBER 31,                    DECEMBER 31,
                                    ----------------------------    ----------------------------
                                        2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year............................  $ 86,110,000    $ 90,396,000    $ 76,127,000    $ 78,942,000
Service cost......................     2,405,000       2,900,000       1,720,000       2,044,000
Interest cost.....................     6,766,000       6,216,000       5,661,000       5,671,000
Plan participants'
  contributions...................       353,000         372,000         551,000         427,000
Amendments........................            --              --      (2,875,000)             --
Actuarial loss (gain).............     3,306,000     (10,112,000)        658,000      (7,888,000)
Benefits paid.....................    (4,880,000)     (4,236,000)     (3,198,000)     (3,069,000)
Special termination benefits......            --         574,000              --              --
                                    ------------    ------------    ------------    ------------
Benefit obligation at end of
  year............................    94,060,000      86,110,000      78,644,000      76,127,000
                                    ------------    ------------    ------------    ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year...............   101,299,000      89,199,000              --              --
Actual return on plan assets......       978,000       9,292,000              --              --
Employer contributions............     5,013,000       6,672,000       2,647,000       2,642,000
Plan participants'
  contributions...................       353,000         372,000         551,000         427,000
Benefits paid.....................    (4,880,000)     (4,236,000)     (3,198,000)     (3,069,000)
                                    ------------    ------------    ------------    ------------
Fair value of plan assets at end
  of year.........................   102,763,000     101,299,000              --              --
                                    ------------    ------------    ------------    ------------
Funded status.....................     8,703,000      15,189,000     (78,644,000)    (76,127,000)
Unrecognized actuarial loss.......    14,336,000       1,513,000       9,601,000       9,195,000
Unrecognized prior service cost...       644,000       1,112,000     (13,644,000)    (14,735,000)
                                    ------------    ------------    ------------    ------------
Prepaid (accrued) benefit cost....  $ 23,683,000    $ 17,814,000    $(82,687,000)   $(81,667,000)
                                    ============    ============    ============    ============
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.....................          7.75%           8.00%           7.75%           8.00%
Expected return on plan assets....          9.50            9.50              --              --
Rate of compensation increase.....          4.50            4.50            4.50            4.50

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

                                      PENSION BENEFITS                       POSTRETIREMENT BENEFITS
                          ----------------------------------------   ---------------------------------------
                                  YEAR ENDED DECEMBER 31,                    YEAR ENDED DECEMBER 31,
                          ----------------------------------------   ---------------------------------------
                              2000          1999          1998          2000          1999          1998
                          ------------   -----------   -----------   -----------   -----------   -----------
Service cost............  $  2,405,000   $ 2,900,000   $ 2,535,000   $ 1,720,000   $ 2,044,000   $ 1,824,000
Interest cost...........     6,766,000     6,216,000     5,830,000     5,661,000     5,671,000     5,195,000
Expected return on plan
  assets................   (10,498,000)   (8,459,000)   (7,518,000)           --            --            --
Amortization of prior
  service cost..........       467,000       467,000       467,000    (3,966,000)   (3,730,000)   (3,730,000)
Recognized actuarial
  loss..................         3,000       402,000       290,000       251,000     1,368,000     1,040,000
Special termination
  charge................            --       574,000            --            --            --            --
                          ------------   -----------   -----------   -----------   -----------   -----------
Net periodic benefit
  (income) cost.........  $   (857,000)  $ 2,100,000   $ 1,604,000   $ 3,666,000   $ 5,353,000   $ 4,329,000
                          ============   ===========   ===========   ===========   ===========   ===========

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                        ONE-              ONE-
                                                    PERCENTAGE-       PERCENTAGE-
                                                   POINT INCREASE    POINT DECREASE
                                                   --------------    --------------
Effect on total of service cost and interest cost
  components.....................................    $1,028,000       $  (838,000)
Effect on postretirement benefit obligation......     9,943,000        (8,205,000)

     Investments held by the Company's pension plans consist primarily of S&P 500 equity securities and investment grade fixed income securities.

     Eligible employees having one year of service also participate in one of the Company's Savings Plans (hourly or salaried). The Company matches 60% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after five years of service. The matching contributions were $1,609,000, $1,530,000 and $1,205,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

12. COMMITMENTS

     The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

YEAR ENDING DECEMBER 31,                                     AMOUNT
------------------------                                   ----------
2001...................................................    $3,573,000
2002...................................................     3,537,000
2003...................................................     3,187,000
2004...................................................     3,119,000
2005...................................................     2,754,000
Thereafter.............................................     6,465,000

     Rental expense was $5,612,000, $5,991,000 and $5,410,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

13. CONTINGENCIES

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14. INCOME TAXES

     The components of the net deferred tax asset and corresponding valuation allowance are as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Tax net operating loss carryforwards....................  $ 24,708,000    $ 46,604,000
Temporary differences:
  Postretirement and other employee benefits............    32,669,000      34,525,000
  Intangibles...........................................    29,084,000      33,666,000
  Program participation costs...........................   (11,419,000)     (9,267,000)
  Other.................................................     9,660,000       9,543,000
                                                          ------------    ------------
Deferred tax benefit....................................    84,702,000     115,071,000
Valuation allowance.....................................   (80,442,000     (97,008,000)
                                                          ------------    ------------
Net deferred tax asset..................................  $  4,260,000    $ 18,063,000
                                                          ============    ============

     At December 31, 2000, the Company recorded a deferred tax asset of $4.3 million which the Company believes is more likely than not to be realized in the future based on its estimate of future earnings and expected reversal of temporary differences. The Company continued to record a valuation allowance against its deferred tax asset to the extent the realization of such tax asset is uncertain as required by SFAS No. 109.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The Company's benefit (provision) for income taxes consists of:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    ------------
Current domestic provision...............  $(32,235,000)   $(26,768,000)   $(17,135,000)
Foreign provision........................       309,000          (7,000)       (230,000)
Domestic utilization of net operating
  loss carryforwards.....................    30,823,000      20,848,000      11,621,000
Change in net deferred tax asset.........   (13,803,000)     18,063,000              --
                                           ------------    ------------    ------------
Income tax (provision) benefit...........  $(14,906,000)   $ 12,136,000    $ (5,744,000)
                                           ============    ============    ============

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Statutory federal income tax rate...........................   35.0%    35.0%    35.0%
Change in the valuation allowance...........................   19.7    (28.6)      --
Utilization of tax net operating losses.....................  (38.5)   (31.9)   (27.3)
State tax...................................................    5.3      5.9      4.9
Foreign sales corporation benefit...........................   (2.2)      --       --
Foreign subsidiaries tax provision..........................   (0.4)      --      0.1
                                                              -----    -----    -----
Effective income tax rate...................................   18.9%   (19.6)%   12.7%
                                                              =====    =====    =====

     The Company has tax net operating loss carryforwards of approximately $60 million at December 31, 2000. The tax net operating losses expire from 2009 through 2019, with $28 million of carryforwards expiring in 2009.

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $7,300,200, $6,095,300 and $5,055,300 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company reimburses Loral Space (of which BLS is Chairman and Chief Executive Officer), for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes the arrangements are as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Pursuant to a financial advisory agreement between Lehman Brothers and the Company, Lehman Brothers has agreed to act as exclusive financial adviser to the Company and the Company has agreed to pay Lehman Brothers customary fees for services when rendered. During the three years ended December 31, 2000 no amounts were paid under this agreement. The Agreement may be terminated by the Company or Lehman Brothers upon certain conditions.

     The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

     Before 1999, the Company paid Ronald H. Kisner, who is Secretary and a member of the Board of Directors of the Company, a monthly retainer of $6,000 for legal services. In addition, Mr. Kisner received bonuses and other compensation of $78,000 during the year ended December 31, 1998. Mr. Kisner also received stock options for 900 shares during the year ended December 31, 1998. Since January 1999, Mr. Kisner has been employed by the Company.

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

     The following represents financial information about the Company's segments:

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Sales:
  Aircraft Braking Systems.......................  $328,472,000    $313,475,000    $305,911,000
  Engineered Fabrics.............................    47,418,000      42,476,000      39,536,000
                                                   ------------    ------------    ------------
                                                   $375,890,000    $355,951,000    $345,447,000
                                                   ============    ============    ============
Earnings Before Interest, Taxes, Depreciation and
  Amortization:
  Aircraft Braking Systems.......................  $121,761,000    $111,457,000    $102,894,000
  Engineered Fabrics.............................     9,251,000       7,991,000       7,001,000
                                                   ------------    ------------    ------------
                                                   $131,012,000    $119,448,000    $109,895,000
                                                   ============    ============    ============
Operating Profits:
  Aircraft Braking Systems.......................  $107,596,000    $ 96,172,000    $ 84,927,000
  Engineered Fabrics.............................     7,288,000       6,008,000       5,007,000
                                                   ------------    ------------    ------------
     Operating Income............................   114,884,000     102,180,000      89,934,000
     Interest expense, net.......................    35,993,000      40,396,000      44,830,000
                                                   ------------    ------------    ------------
       Income before income taxes................  $ 78,891,000    $ 61,784,000    $ 45,104,000
                                                   ============    ============    ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Depreciation and Amortization:
  Aircraft Braking Systems.......................  $ 14,165,000    $ 15,285,000    $ 17,967,000
  Engineered Fabrics.............................     1,963,000       1,983,000       1,994,000
                                                   ------------    ------------    ------------
                                                   $ 16,128,000    $ 17,268,000    $ 19,961,000
                                                   ============    ============    ============

Capital Expenditures:
  Aircraft Braking Systems.......................  $  9,092,000    $  8,757,000    $ 13,726,000
  Engineered Fabrics.............................       714,000       1,600,000         886,000
                                                   ------------    ------------    ------------
     Total segments..............................     9,806,000      10,357,000      14,612,000
  Corporate......................................        39,000          56,000         261,000
                                                   ------------    ------------    ------------
                                                   $  9,845,000    $ 10,413,000    $ 14,873,000
                                                   ============    ============    ============

                                                                   DECEMBER 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Total Assets:
  Aircraft Braking Systems.......................  $360,070,000    $360,490,000    $352,057,000
  Engineered Fabrics.............................    59,235,000      55,055,000      57,773,000
                                                   ------------    ------------    ------------
                                                   $419,305,000    $415,545,000    $409,830,000
                                                   ============    ============    ============

     The following reconciles the total assets for the reportable segments to the Company's consolidated assets:

                                                                   DECEMBER 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Total Assets:
  Total assets for reportable segments...........  $419,305,000    $415,545,000    $409,830,000
  Deferred financing costs not allocated to
     segments....................................     6,143,000       7,898,000       9,734,000
  Corporate assets...............................       377,000         362,000         535,000
  Deferred tax asset not allocated to segments...     4,260,000      18,063,000              --
                                                   ------------    ------------    ------------
     Consolidated Total..........................  $430,085,000    $441,868,000    $420,099,000
                                                   ============    ============    ============

     The following represents the Company's total sales by products:

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Braking systems..................................  $328,472,000    $313,475,000    $305,911,000
Fuel tanks.......................................    36,889,000      33,935,000      30,256,000
Other............................................    10,529,000       8,541,000       9,280,000
                                                   ------------    ------------    ------------
                                                   $375,890,000    $355,951,000    $345,447,000
                                                   ============    ============    ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents sales by geographic location:

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Sales:
  United States..................................  $226,082,000    $207,810,000    $197,268,000
  Europe.........................................    76,470,000      75,766,000      74,228,000
  Asia...........................................    35,255,000      34,052,000      35,845,000
  North America..................................    23,567,000      19,429,000      20,165,000
  South America..................................    10,000,000      14,105,000      13,042,000
  Australia......................................     4,516,000       4,789,000       4,899,000
                                                   ------------    ------------    ------------
                                                   $375,890,000    $355,951,000    $345,447,000
                                                   ============    ============    ============

     Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $266,000, $322,000 and $318,000 as of December 31, 2000, 1999 and 1998, respectively.

     The U.S. government accounted for approximately 17%, 15% and 14% of the Company's total sales, for the years ended December 31, 2000, 1999 and 1998, respectively.