Form 10-Q
period 2001-03-31
K&F INDUSTRIES INC
filed 2001-05-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------
                                       or

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

As of May 1, 2001, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31,       December 31,
                                                         2001              2000
                                                     -------------     -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                          $     372,000     $   6,477,000
  Accounts receivable, net                              42,081,000        46,765,000
  Inventory                                             67,535,000        63,983,000
  Other current assets                                   1,402,000         1,634,000
  Deferred income taxes                                         --         4,260,000
                                                     -------------     -------------
Total current assets                                   111,390,000       123,119,000
                                                     -------------     -------------

Property, plant and equipment                          166,416,000       165,375,000
  Less, accumulated depreciation and amortization       94,553,000        92,339,000
                                                     -------------     -------------
                                                        71,863,000        73,036,000
                                                     -------------     -------------

Prepaid pension cost                                    23,683,000        23,683,000
Deferred charges, net of amortization                   34,787,000        32,120,000
Cost in excess of net assets acquired, net of
  amortization                                         161,152,000       162,679,000
Intangible assets, net of amortization                  15,313,000        15,448,000
                                                     -------------     -------------
                                                     $ 418,188,000     $ 430,085,000
                                                     =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                            $  16,115,000     $  18,373,000
  Notes payable                                          2,600,000         3,900,000
  Current portion of senior term loans                   1,500,000         1,500,000
  Interest payable                                       8,255,000         4,148,000
  Other current liabilities                             40,196,000        49,503,000
                                                     -------------     -------------
Total current liabilities                               68,666,000        77,424,000
                                                     -------------     -------------

Postretirement benefit obligation other
  than pensions                                         80,062,000        79,687,000
Other long-term liabilities                              5,808,000         5,355,000
Senior revolving loan                                   30,000,000        20,000,000
Senior term loan A                                      47,750,000        47,875,000
Senior term loan B                                      72,500,000        92,750,000
9 1/4% senior subordinated notes due 2007              185,000,000       185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                              7,000             7,000
  Additional paid-in capital                           (63,259,000)      (63,259,000)
  Deficit                                               (7,643,000)      (14,711,000)
  Accumulated other comprehensive loss                    (703,000)          (43,000)
                                                     -------------     -------------
Total stockholders' deficiency                         (71,598,000)      (78,006,000)
                                                     -------------     -------------
                                                     $ 418,188,000     $ 430,085,000
                                                     =============     =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended
                                   ------------------------------
                                     March 31,         March 31,
                                       2001              2000
                                   ------------      ------------
Sales                              $ 87,862,000      $ 85,462,000
Costs and expenses                   63,284,000        59,643,000
Amortization                          2,121,000         2,036,000
                                   ------------      ------------
Operating income                     22,457,000        23,783,000
Interest and investment income           75,000            64,000
Interest expense                     (9,542,000)       (9,665,000)
                                   ------------      ------------
Income before income taxes           12,990,000        14,182,000
Income tax provision                 (5,922,000)       (6,211,000)
                                   ------------      ------------
Net income                         $  7,068,000      $  7,971,000
                                   ============      ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                  ------------------------------
                                                    March 31,         March 31,
                                                      2001              2000
                                                  ------------      ------------
Cash flows from operating activities:
 Net income                                       $  7,068,000      $  7,971,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                     4,092,000         3,872,000
   Non-cash interest expense - amortization
    of deferred financing charges                      420,000           438,000
   Non-cash interest expense - change in fair
    market value of interest rate swap               1,915,000                --
   Deferred income taxes                             4,260,000         5,703,000
   Changes in assets and liabilities:
    Accounts receivable, net                         4,625,000         4,061,000
    Inventory                                       (3,649,000)       (4,066,000)
    Other current assets                              (768,000)         (110,000)
    Accounts payable, notes payable, interest
     payable, and other current liabilities         (9,610,000)         (939,000)
    Postretirement benefit obligation other
     than pensions                                     375,000           500,000
    Other long-term liabilities                     (1,114,000)       (2,787,000)
                                                  ------------      ------------
 Net cash provided by operating
  activities                                         7,614,000        14,643,000
                                                  ------------      ------------

Cash flows from investing activities:
 Capital expenditures                                 (798,000)         (278,000)
 Deferred charges                                   (2,546,000)          (47,000)
                                                  ------------      ------------
 Net cash used in investing activities              (3,344,000)         (325,000)
                                                  ------------      ------------

Cash flows from financing activities:
 Payments of senior revolving loan                 (10,000,000)      (18,000,000)
 Payments of senior term loans                     (20,375,000)      (15,375,000)
 Borrowings under senior revolving loan             20,000,000        21,000,000
                                                  ------------      ------------
 Net cash used by financing activities             (10,375,000)      (12,375,000)
                                                  ------------      ------------

 Net (decrease) increase in cash and cash
 equivalents                                        (6,105,000)        1,943,000
Cash and cash equivalents, beginning of
 period                                              6,477,000         3,584,000
                                                  ------------      ------------

Cash and cash equivalents, end of period          $    372,000      $  5,527,000
                                                  ============      ============
------------
Supplemental cash flow information:
 Interest paid during period                      $  3,100,000      $  5,000,000
                                                  ============      ============

 Income taxes paid during the period              $  1,059,000      $    279,000
                                                  ============      ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

2.       Accounting Change

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

          As a requirement of the credit facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the credit facility.

          The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax)related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount will be amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three months ended March 31, 2001, the change in fair market value of our derivative instrument was a non-cash charge of $1,915,000, which is recorded in interest expense as this derivative was not designated as a hedging instrument.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.        Receivables are summarized as follows:

                                             March 31,       December 31,
                                               2001              2000
                                           ------------      ------------
     Accounts receivable, principally
        from commercial customers          $ 37,776,000      $ 40,816,000
     Accounts receivable, on U. S.
        Government and other long-term
        contracts                             4,449,000         6,093,000
     Allowances                                (144,000)         (144,000)
                                           ------------      ------------
                                           $ 42,081,000      $ 46,765,000
                                           ============      ============

4.        Inventory consists of the following:

                                              March 31,      December 31,
                                                2001            2000
                                             -----------     -----------
       Raw materials and work-in-process     $36,865,000     $36,058,000
       Finished goods                         18,844,000      18,642,000
       Inventoried costs related to U.S.
         Government and other long-term
         contracts                            11,826,000       9,283,000
                                             -----------     -----------
                                             $67,535,000     $63,983,000
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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       Other current liabilities consist of the following:

                                                 March 31,     December 31,
                                                   2001            2000
                                                -----------     -----------
    Accrued payroll costs                       $12,714,000     $25,256,000
    Accrued taxes                                 3,708,000       2,984,000
    Accrued costs on long-term contracts          3,953,000       3,172,000
    Accrued warranty costs                       11,756,000      10,789,000
    Customer credits                              2,764,000       2,693,000
    Postretirement benefit obligation other
      than pensions                               3,000,000       3,000,000
    Other                                         2,301,000       1,609,000
                                                -----------     -----------

                                                $40,196,000     $49,503,000
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

7.       Comprehensive Income

                                                     Three Months Ended
                                                ----------------------------
                                                 March 31,        March 31,
                                                   2001             2000
                                                -----------      -----------
  Net income                                    $ 7,068,000      $ 7,971,000

  Other comprehensive income:

      Cumulative translation adjustments           (156,000)         (76,000)

      Cumulative effect of change in
        accounting principle (SFAS No. 133)        (550,000)              --

      Amortization of transition adjustment
        included in interest expense                 46,000               --
                                                -----------      -----------

  Comprehensive income                          $ 6,408,000      $ 7,895,000
                                                ===========      ===========

8.       Segments

          The following represents financial information about the Company's segments:

                                                Three Months Ended
                                           ------------------------------
                                            March 31,         March 31,
                                              2001              2000
                                           ------------      ------------
      Sales:
          Aircraft Braking Systems         $ 76,399,000      $ 75,452,000
          Engineered Fabrics                 11,463,000        10,010,000
                                           ------------      ------------
                                           $ 87,862,000      $ 85,462,000
                                           ============      ============
      Earnings Before Interest, Taxes,
       Depreciation and Amortization:
          Aircraft Braking Systems         $ 25,018,000      $ 26,224,000
          Engineered Fabrics                  1,531,000         1,431,000
                                           ------------      ------------
                                           $ 26,549,000      $ 27,655,000
                                           ============      ============

      Operating Profits:
          Aircraft Braking Systems         $ 21,433,000      $ 22,844,000
          Engineered Fabrics                  1,024,000           939,000
                                           ------------      ------------
            Operating income                 22,457,000        23,783,000
          Interest expense, net              (9,467,000)       (9,601,000)
                                           ------------      ------------
            Income before income taxes     $ 12,990,000      $ 14,182,000
                                           ============      ============

                                                March 31,      December 31,
                                                  2001             2000
                                              ------------     ------------
     Total Assets:
         Aircraft Braking Systems             $353,492,000     $360,070,000
         Engineered Fabrics                     58,667,000       59,235,000
         Deferred tax asset not allocated
           to segments                                  --        4,260,000
         Deferred financing costs not
           allocated to segments                 5,723,000        6,143,000
         Corporate assets                          306,000          377,000
                                              ------------     ------------
                                              $418,188,000     $430,085,000
                                              ============     ============

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and March 31,2000

Sales for the three months ended March 31, 2001 totaled $87,862,000, reflecting an increase of $2,400,000 compared with $85,462,000 for the same period in the prior year. This increase was due to higher commercial sales of $2,145,000, primarily for wheels and brakes on various commercial transport aircraft and higher military sales of $2,177,000, primarily for fuel tanks. Partially offsetting this increase was lower sales of wheels and brakes for general aviation aircraft.

Operating income decreased by $1,326,000 to $22,457,000, or 25.6% of sales for the three months ended March 31, 2001, compared with $23,783,000, or 27.8% of sales for the same period in the prior year. Operating margins decreased primarily due to higher research and development costs on a new general aviation program and an unfavorable product sales mix.

Net interest expense decreased by $134,000 for the three months ended March 31, 2001 compared with the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates, partially offset by a non-cash charge of $1,915,000 relating to the change in fair market value of our interest rate swap in accordance with SFAS No. 133.

The Company's effective tax rate of 45.6% for the three months ended March 31, 2001 differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state, local and foreign income taxes. The effective tax rate of 43.8% for the three months ended March 31, 2000 differs from the statutory rate of 35% due to a change in the valuation allowance and state and local income taxes. The increase in the effective rate in 2001 over 2000 is primarily due to a net increase in the valuation allowance in 2001.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At March 31, 2001, the Company had $17.4 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the three months ended March 31, 2001, cash provided by operating activities amounted to $7,614,000 and reflected $26,549,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $4,625,000, partially offset by increases in inventory of $3,649,000, other current assets of $768,000, decreases in accounts payable of $2,258,000, notes payable of $1,300,000, other current liabilities of $10,159,000, long-term liabilities of $739,000, increases in other working capital of $528,000, interest payments of $3,100,000 and tax payments of $1,059,000. During the three months ended March 31, 2000, cash provided by operating activities amounted to $14,643,000 and reflected $27,655,000 of EBITDA, decreases in accounts receivable of $4,061,000, increases in accounts payable of $1,081,000, partially offset by increases in inventory of $4,066,000, decreases in other current liabilities of $6,247,000, long-term liabilities of $2,287,000, increases in other working capital of $275,000, interest payments of $5,000,000 and tax payments of $279,000.

During the three months ended March 31, 2001, net cash used in investing activities amounted to $3,344,000 due to $798,000 of capital expenditures and $2,546,000 of program participation payments. During the three months ended March 31, 2000, net cash used in investing activities amounted to $325,000 due to $278,000 of capital expenditures and $47,000 of program participation payments.

During the three months ended March 31, 2001 and 2000, net cash used by financing activities amounted to $10,375,000 and $12,375,000, respectively, each representing the repayment of indebtedness.

Accounting Change

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax)related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount will be amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three months ended March 31, 2001, the change in fair market value of our derivative instrument was a non-cash charge of $1,915,000, which is recorded in interest expense as this derivative was not designated as a hedging instrument.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $336.8 million of total debt outstanding at March 31, 2001. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $110.5 million at March 31, 2001 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $295.5 million of its indebtedness at March 31, 2001. Given that approximately 88% of the Company's borrowings are at fixed interest rates, a 10% change in rates would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                  K & F INDUSTRIES, INC.
                                                --------------------------
                                                       Registrant




                                                  /s/ DIRKSON R. CHARLES
                                                --------------------------
                                                    Dirkson R. Charles
                                                 Chief Financial Officer
                                                           and
                                                 Registrant's Authorized
                                                         Officer



Dated:      May 14, 2001