Form 10-Q
period 2001-06-30
K&F INDUSTRIES INC
filed 2001-08-10
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

                                       or

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
                                                   -------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 1, 2001, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             June 30,              December 31,
                                                               2001                    2000
                                                           -------------           -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                $   3,961,000           $   6,477,000
  Accounts receivable, net                                    49,500,000              46,765,000
  Inventory                                                   66,466,000              63,983,000
  Other current assets                                         1,758,000               1,634,000
  Deferred income taxes                                               --               4,260,000
                                                           -------------           -------------
Total current assets                                         121,685,000             123,119,000
                                                           -------------           -------------

Property, plant and equipment                                167,572,000             165,375,000
  Less, accumulated depreciation and amortization             96,526,000              92,339,000
                                                           -------------           -------------
                                                              71,046,000              73,036,000
                                                           -------------           -------------

Prepaid pension cost                                          23,683,000              23,683,000
Deferred charges, net of amortization                         33,894,000              32,120,000
Goodwill, net of amortization                                159,625,000             162,679,000
Intangible assets, net of amortization                        15,178,000              15,448,000
                                                           -------------           -------------
                                                           $ 425,111,000           $ 430,085,000
                                                           =============           =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                  $  16,751,000           $  18,373,000
  Notes payable                                                1,300,000               3,900,000
  Current portion of senior term loans                         1,500,000               1,500,000
  Interest payable                                             3,847,000               4,148,000
  Other current liabilities                                   43,322,000              49,503,000
                                                           -------------           -------------
Total current liabilities                                     66,720,000              77,424,000
                                                           -------------           -------------

Deferred income taxes                                          7,704,000                      --
Postretirement benefit obligation other
  than pensions                                               79,437,000              79,687,000
Other long-term liabilities                                    4,648,000               5,355,000
Senior revolving loan                                         19,000,000              20,000,000
Senior term loan A                                            47,625,000              47,875,000
Senior term loan B                                            72,250,000              92,750,000
9 1/4% senior subordinated notes due 2007                    185,000,000             185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                    7,000                   7,000
  Additional paid-in capital                                 (63,259,000)            (63,259,000)
  Retained earnings (deficit)                                  6,634,000             (14,711,000)
  Accumulated other comprehensive loss                          (655,000)                (43,000)
                                                           -------------           -------------
Total stockholders' deficiency                               (57,273,000)            (78,006,000)
                                                           -------------           -------------
                                                           $ 425,111,000           $ 430,085,000
                                                           =============           =============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six Months Ended
                                        -------------------------------------
                                           June 30,                  June 30,
                                             2001                    2000
                                        -------------           -------------
Sales                                   $ 182,806,000           $ 184,203,000
Costs and expenses                        126,416,000             124,877,000
Amortization                                4,256,000               4,084,000
                                        -------------           -------------
Operating income                           52,134,000              55,242,000
Interest and investment income                124,000                 150,000
Interest expense                          (16,798,000)            (19,152,000)
                                        -------------           -------------
Income before income taxes                 35,460,000              36,240,000
Income tax provision                      (14,115,000)            (14,716,000)
                                        -------------           -------------
Net income                              $  21,345,000           $  21,524,000
                                        =============           =============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Three Months Ended
                                        -----------------------------------
                                          June 30,               June 30,
                                            2001                   2000
                                        ------------           ------------
Sales                                   $ 94,944,000           $ 98,741,000
Costs and expenses                        63,132,000             65,234,000
Amortization                               2,135,000              2,048,000
                                        ------------           ------------
Operating income                          29,677,000             31,459,000
Interest and investment income               270,000                 86,000
Interest expense                          (7,477,000)            (9,487,000)
                                        ------------           ------------
Income before income taxes                22,470,000             22,058,000
Income tax provision                      (8,193,000)            (8,505,000)
                                        ------------           ------------
Net income                              $ 14,277,000           $ 13,553,000
                                        ============           ============



                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Six Months Ended
                                                       -----------------------------------
                                                          June 30,             June 30,
                                                           2001                   2000
                                                       ------------           ------------
Cash flows from operating activities:
 Net income                                            $ 21,345,000           $ 21,524,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                          8,206,000              7,900,000
   Non-cash interest expense - amortization
    of deferred financing charges                           840,000                876,000
   Non-cash interest expense - change in fair
    market value of interest rate swap                    1,694,000                     --
   Deferred income taxes                                 11,964,000             13,512,000
   Changes in assets and liabilities:
    Accounts receivable, net                             (2,794,000)             7,251,000
    Inventory                                            (2,578,000)            (3,602,000)
    Other current assets                                 (1,124,000)                31,000
    Accounts payable, notes payable, interest
     payable, and other current liabilities             (11,825,000)             1,722,000
    Postretirement benefit obligation other
     than pensions                                         (250,000)               500,000
    Other long-term liabilities                          (1,738,000)            (2,753,000)
                                                       ------------           ------------
 Net cash provided by operating
  activities                                             23,740,000             46,961,000
                                                       ------------           ------------

Cash flows from investing activities:
 Capital expenditures                                    (1,960,000)            (5,076,000)
 Deferred charges                                        (2,546,000)            (1,047,000)
                                                       ------------           ------------
 Net cash used in investing activities                   (4,506,000)            (6,123,000)
                                                       ------------           ------------

Cash flows from financing activities:
 Payments of senior revolving loan                      (29,000,000)           (52,000,000)
 Payments of senior term loans                          (20,750,000)           (55,750,000)
 Borrowings under senior revolving loan                  28,000,000             67,000,000
                                                       ------------           ------------
 Net cash used by financing activities                  (21,750,000)           (40,750,000)
                                                       ------------           ------------

 Net (decrease) increase in cash and cash
  equivalents                                            (2,516,000)                88,000
Cash and cash equivalents, beginning of
 period                                                   6,477,000              3,584,000
                                                       ------------           ------------

Cash and cash equivalents, end of period               $  3,961,000           $  3,672,000
                                                       ============           ============

Supplemental cash flow information:
 Interest paid during period                           $ 14,565,000           $ 17,595,000
                                                       ============           ============

 Income taxes paid during the period                   $  1,919,000           $    983,000
                                                       ============           ============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

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

      As a requirement of its credit facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the credit facility.

      The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax)related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount will be amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three and six months ended June 30, 2001, the change in fair market value of our derivative instrument resulted in non-cash income of $221,000 and a non-cash charge of $1,694,000, respectively, which is recorded in interest income or expense as this derivative was not designated as a hedging instrument.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

      SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require any recognized intangible asset determined to have an indefinite useful life to not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company is required to adopt SFAS No. 142 on January 1, 2002, at which time goodwill amortization will cease. The Company is currently assessing the impact of SFAS No. 142 on its financial position and results of operations. Goodwill amortization expense was $3,054,000 during the six months ended June 30, 2001 and 2000.

4.    Receivables are summarized as follows:


                                                   June 30,             December 31,
                                                     2001                   2000
                                                 ------------           ------------
      Accounts receivable, principally
         from commercial customers               $ 43,122,000           $ 40,816,000
      Accounts receivable, on U. S
         Government and other long-term
         contracts                                  6,520,000              6,093,000
      Allowances                                     (142,000)              (144,000)
                                                 ------------           ------------
                                                 $ 49,500,000           $ 46,765,000
                                                 ============           ============


5.     Inventory consists of the following:


                                                  June 30,            December 31,
                                                    2001                 2000
                                                 -----------          -----------
      Raw materials and work-in-process          $37,103,000          $36,058,000
      Finished goods                              18,735,000           18,642,000
      Inventoried costs related to U.S.
        Government and other long-term
        contracts                                 10,628,000            9,283,000
                                                 -----------          -----------
                                                 $66,466,000          $63,983,000
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


6.    Other current liabilities consist of the following:


                                                         June 30,           December 31,
                                                          2001                 2000
                                                       -----------          -----------
      Accrued payroll costs                            $15,571,000          $25,256,000
      Accrued taxes                                      4,370,000            2,984,000
      Accrued costs on long-term contracts               3,709,000            3,172,000
      Accrued warranty costs                            11,662,000           10,789,000
      Customer credits                                   2,302,000            2,693,000
      Postretirement benefit obligation other
        than pensions                                    3,000,000            3,000,000
      Other                                              2,708,000            1,609,000
                                                       -----------          -----------

                                                       $43,322,000          $49,503,000
                                                       ===========          ===========

7.    Contingencies

      There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.    Comprehensive Income

                                                              Three Months Ended
                                                        -----------------------------
                                                          June 30,             June 30,
                                                            2001                  2000
                                                        -----------          ------------
      Net income                                        $14,277,000          $ 13,553,000

      Other comprehensive income:

         Cumulative translation adjustments                   2,000              (180,000)

         Amortization of transition adjustment
           included in interest expense                      46,000                    --
                                                        -----------          ------------

      Comprehensive income                              $14,325,000          $ 13,373,000
                                                        ===========          ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                  Six Months Ended
                                                        -----------------------------------
                                                           June 30,               June 30,
                                                            2001                   2000
                                                        ------------           ------------
      Net income                                        $ 21,345,000           $ 21,524,000

      Other comprehensive income:

         Cumulative translation adjustments                 (155,000)              (256,000)

        Cumulative effect of change in
           accounting principle (SFAS No. 133)              (550,000)                    --

         Amortization of transition adjustment
           included in interest expense                       92,000                     --
                                                        ------------           ------------

      Comprehensive income                              $ 20,732,000           $ 21,268,000
                                                        ============           ============

9.    Segments

      The following represents financial information about the Company's segments:


                                                        Three Months Ended
                                                -----------------------------------
                                                  June 30,               June 30,
                                                    2001                   2000
                                                ------------           ------------
      Sales:
         Aircraft Braking Systems               $ 80,856,000           $ 86,009,000
         Engineered Fabrics                       14,088,000             12,732,000
                                                ------------           ------------
                                                $ 94,944,000           $ 98,741,000
                                                ============           ============
      Earnings Before Interest, Taxes,
       Depreciation and Amortization:
         Aircraft Braking Systems               $ 31,936,000           $ 32,827,000
         Engineered Fabrics                        1,855,000              2,660,000
                                                ------------           ------------
                                                $ 33,791,000           $ 35,487,000
                                                ============           ============
      Operating Profits:
         Aircraft Braking Systems               $ 28,319,000           $ 29,290,000
         Engineered Fabrics                        1,358,000              2,169,000
                                                ------------           ------------
           Operating income                       29,677,000             31,459,000
         Interest expense, net                    (7,207,000)            (9,401,000)
                                                ------------           ------------
           Income before income taxes           $ 22,470,000           $ 22,058,000
                                                ============           ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                -------------------------------------
                                                    June 30,              June 30,
                                                     2001                    2000
                                                -------------           -------------
      Sales:
         Aircraft Braking Systems               $ 157,255,000           $ 161,461,000
         Engineered Fabrics                        25,551,000              22,742,000
                                                -------------           -------------
                                                $ 182,806,000           $ 184,203,000
                                                =============           =============
      Earnings Before Interest, Taxes,
       Depreciation and Amortization:
         Aircraft Braking Systems               $  56,954,000           $  59,051,000
         Engineered Fabrics                         3,386,000               4,091,000
                                                -------------           -------------
                                                $  60,340,000           $  63,142,000
                                                =============           =============

      Operating Profits:
         Aircraft Braking Systems               $  49,752,000           $  52,134,000
         Engineered Fabrics                         2,382,000               3,108,000
                                                -------------           -------------
           Operating income                        52,134,000              55,242,000
         Interest expense, net                    (16,674,000)            (19,002,000)
                                                -------------           -------------
           Income before income taxes           $  35,460,000           $  36,240,000
                                                =============           =============


                                                      June 30,            December 31,
                                                       2001                  2000
                                                   ------------          ------------
      Total Assets:
         Aircraft Braking Systems                  $357,148,000          $360,070,000
         Engineered Fabrics                          62,184,000            59,235,000
         Deferred tax asset not allocated
           to segments                                       --             4,260,000
         Deferred financing costs not
           allocated to segments                      5,303,000             6,143,000
         Corporate assets                               476,000               377,000
                                                   ------------          ------------
                                                   $425,111,000          $430,085,000
                                                   ============          ============

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and June 30, 2000

Sales for the six months ended June 30, 2001 totaled $182,806,000, reflecting a decrease of $1,397,000 compared with $184,203,000 for the same period in the prior year. This decrease was due to lower commercial transport and general aviation sales of $9,679,000, primarily due to lower sales on the MD-90 and DC-9 programs, partially offset by higher sales on the CRJ-700 and Fokker FO-100 programs. Partially offsetting this decrease was higher military sales of $8,282,000, primarily due to higher sales of wheels, brakes and fuel tanks on various military aircraft.

Operating income decreased $3,108,000 to $52,134,000, or 28.5% of sales for the six months ended June 30, 2001, compared with $55,242,000, or 30.0% of sales for the same period in the prior year. Operating margins decreased primarily due to an unfavorable product sales mix and higher research and development costs on a new general aviation program.

Net interest expense decreased by $2,328,000 for the six months ended June 30, 2001 compared with the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness, partially offset by a non-cash charge of $1,694,000 relating to the change in fair market value of our interest rate swap in accordance with SFAS No. 133.

The Company's effective tax rate of 39.8% for the six months ended June 30, 2001 differs from the statutory rate of 35% primarily due to state and local income taxes and a net decrease in the valuation allowance. The effective tax rate of 40.6% for the six months ended June 30, 2000 differs from the statutory rate of 35% due to a net decrease in the valuation allowance and state and local income taxes. The decrease in the effective rate in 2001 over 2000 is primarily due to a net decrease in the valuation allowance.

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and June 30, 2000

Sales for the three months ended June 30, 2001 totaled $94,944,000, reflecting a decrease of $3,797,000 compared with $98,741,000 for the same period in the prior year. This decrease was due to lower commercial transport sales of $10,158,000, primarily on the MD-90, MD-11 and DC-9 programs, partially offset by higher sales on the CRJ-700 program. Partially offsetting this decrease was higher military sales of $6,104,000, primarily due to higher sales of wheels, brakes and fuel tanks on various military aircraft. General aviation sales were essentially even with the prior year.

Operating income decreased $1,782,000 to $29,677,000, or 31.3% of sales for the three months ended June 30, 2001, compared with $31,459,000, or 31.9% of sales for the same period in the prior year. Operating margins decreased primarily due to an unfavorable product sales mix partially offset by lower program investments.

Net interest expense decreased by $2,194,000 for the three months ended June 30, 2001 compared with the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness and, non-cash interest income of $221,000 relating to the change in the fair market value of our interest rate swap in accordance with SFAS No. 133.

The Company's effective tax rate of 36.5% for the three months ended June 30, 2001 differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state, local and foreign income taxes. The effective tax rate of 38.6% for the three months ended June 30, 2000 differs from the statutory rate of 35% due to a change in the valuation allowance and state and local income taxes. The decrease in the effective rate in 2001 over 2000 is primarily due to a net decrease in the valuation allowance in 2001.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At June 30, 2001, the Company had $28.3 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the six months ended June 30, 2001, cash provided by operating activities amounted to $23,740,000 and reflected $60,340,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), partially offset by increases in accounts receivable of $2,794,000, inventory of $2,578,000, other current assets of $1,124,000, decreases in accounts payable of $1,622,000, notes payable of $2,600,000, other current liabilities of $7,302,000, long-term liabilities of $1,988,000, increases in other working capital of $108,000, interest payments of $14,565,000 and tax payments of $1,919,000. During the six months ended June 30, 2000, cash provided by operating activities amounted to $46,961,000 and reflected $63,142,000 of EBITDA, decreases in accounts receivable of $7,251,000, increases in accounts payable of $3,908,000, partially offset by increases in inventory of $3,602,000, decreases in other current liabilities of $2,867,000, long-term liabilities of $2,253,000, increases in other working capital of $40,000, interest payments of $17,595,000 and tax payments of $983,000.

During the six months ended June 30, 2001, net cash used in investing activities amounted to $4,506,000 due to $1,960,000 of capital expenditures and $2,546,000 of program participation payments. During the six months ended June 30, 2000, net cash used in investing activities amounted to $6,123,000 due to $5,076,000 of capital expenditures and $1,047,000 of program participation payments.

During the six months ended June 30, 2001 and 2000, net cash used by financing activities amounted to $21,750,000 and $40,750,000, respectively, each representing the repayment of indebtedness.

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

The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax)related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount will be amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three and six months ended June 30, 2001, the change in fair market value of our derivative instrument resulted in non-cash income of $221,000 and a non-cash charge of $1,694,000, respectively, which is recorded in interest income or expense as this derivative was not designated as a hedging instrument.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require any recognized intangible asset determined to have an indefinite useful life to not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company is required to adopt SFAS No. 142 on January 1, 2002, at which time goodwill amortization will cease. The Company is currently assessing the impact of SFAS No. 142 on its financial position and results of operations. Goodwill amortization expense was $3,054,000 during the six months ended June 30, 2001 and 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $325.4 million of total debt outstanding at June 30, 2001. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $106.0 million at June 30, 2001 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $291.0 million of its indebtedness at June 30, 2001. Given that approximately 89% of the Company's borrowings are at fixed interest rates, a 10% change in rates would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.
      ---------

      None

(b)   Reports on Form 8-K.
      --------------------

      There were no reports on Form 8-K for the three months ended June 30, 2001.

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



Dated:  August 10, 2001