Form 10-Q
period 2001-09-30
K&F INDUSTRIES INC
filed 2001-11-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------
                                       or

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

As of November 1, 2001, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30,             December 31,
                                                                              2001                     2000
                                                                      --------------------     ---------------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                   $  6,283,000              $  6,477,000
  Accounts receivable, net                                                      40,798,000                46,765,000
  Inventory                                                                     67,505,000                63,983,000
  Other current assets                                                           1,776,000                 1,634,000
  Deferred income taxes                                                                 --                 4,260,000
                                                                      --------------------     ---------------------
Total current assets                                                           116,362,000               123,119,000
                                                                      --------------------     ---------------------

Property, plant and equipment                                                  168,799,000               165,375,000
  Less, accumulated depreciation and amortization                               98,139,000                92,339,000
                                                                      --------------------     ---------------------
                                                                                70,660,000                73,036,000
                                                                      --------------------     ---------------------

Prepaid pension cost                                                            23,683,000                23,683,000
Deferred charges, net of amortization                                           39,588,000                32,120,000
Goodwill, net of amortization                                                  158,098,000               162,679,000
Intangible assets, net of amortization                                          15,043,000                15,448,000
                                                                      --------------------     ---------------------
                                                                              $423,434,000              $430,085,000
                                                                      ====================     =====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                                     $ 17,300,000              $ 18,373,000
  Notes payable                                                                  1,300,000                 3,900,000
  Current portion of senior term loans                                           1,500,000                 1,500,000
  Interest payable                                                               8,049,000                 4,148,000
  Other current liabilities                                                     42,311,000                49,503,000
                                                                      --------------------     ---------------------
Total current liabilities                                                       70,460,000                77,424,000
                                                                      --------------------     ---------------------

Deferred income taxes                                                           14,260,000                        --
Postretirement benefit obligation other
  than pensions                                                                 80,337,000                79,687,000
Other long-term liabilities                                                      7,973,000                 5,355,000
Senior revolving loan                                                           16,000,000                20,000,000
Senior term loan A                                                              47,500,000                47,875,000
Senior term loan B                                                              52,000,000                92,750,000
9 1/4% senior subordinated notes due 2007                                      185,000,000               185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                                      7,000                     7,000
  Additional paid-in capital                                                   (63,259,000)              (63,259,000)
  Retained earnings (deficit)                                                   13,733,000               (14,711,000)
  Accumulated other comprehensive loss                                            (577,000)                  (43,000)
                                                                      --------------------     ---------------------
Total stockholders' deficiency                                                 (50,096,000)              (78,006,000)
                                                                      --------------------     ---------------------
                                                                              $423,434,000              $430,085,000
                                                                      ====================     =====================


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                             Nine Months Ended
                                                           -----------------------------------------------------
                                                                September 30,                 September 30,
                                                                    2001                           2000
                                                           ----------------------         ----------------------
Sales                                                                $268,090,000                   $277,772,000
Costs and expenses                                                    185,819,000                    183,410,000
Amortization                                                            6,463,000                      6,068,000
                                                           ----------------------         ----------------------
Operating income                                                       75,808,000                     88,294,000
Interest and investment income                                            174,000                        225,000
Interest expense                                                      (26,505,000)                   (27,994,000)
                                                           ----------------------         ----------------------
Income before income taxes                                             49,477,000                     60,525,000
Income tax provision                                                  (21,033,000)                   (24,616,000)
                                                           ----------------------         ----------------------
Net income                                                           $ 28,444,000                   $ 35,909,000
                                                           ======================         ======================






                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                            Three Months Ended
                                                           -----------------------------------------------------
                                                                September 30,                 September 30,
                                                                    2001                           2000
                                                           ----------------------         ----------------------
Sales                                                                 $85,284,000                    $93,569,000
Costs and expenses                                                     59,403,000                     58,533,000
Amortization                                                            2,207,000                      1,984,000
                                                           ----------------------         ----------------------
Operating income                                                       23,674,000                     33,052,000
Interest and investment income                                             50,000                         75,000
Interest expense                                                       (9,707,000)                    (8,842,000)
                                                           ----------------------         ----------------------
Income before income taxes                                             14,017,000                     24,285,000
Income tax provision                                                   (6,918,000)                    (9,900,000)
                                                           ----------------------         ----------------------
Net income                                                            $ 7,099,000                    $14,385,000
                                                           ======================         ======================






                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                     --------------------------------------------------
                                                                         September 30,                September 30,
                                                                              2001                        2000
                                                                     ----------------------       ---------------------
Cash flows from operating activities:
 Net income                                                                    $ 28,444,000                $ 35,909,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                                 12,404,000                  11,922,000
   Non-cash interest expense - amortization
    of deferred financing charges                                                 1,260,000                   1,314,000
   Non-cash interest expense - change in fair
    market value of interest rate swap                                            4,299,000                          --
   Deferred income taxes                                                         18,520,000                  22,834,000
   Changes in assets and liabilities:
    Accounts receivable, net                                                      5,920,000                   7,619,000
    Inventory                                                                    (3,597,000)                 (1,732,000)
    Other current assets                                                         (1,142,000)                    299,000
    Accounts payable, notes payable, interest
     payable, and other current liabilities                                      (9,001,000)                     (1,000)
    Postretirement benefit obligation other
     than pensions                                                                  650,000                     750,000
    Other long-term liabilities                                                     (56,000)                 (2,400,000)
                                                                     ----------------------       ---------------------
 Net cash provided by operating
  activities                                                                     57,701,000                  76,514,000
                                                                     ----------------------       ---------------------

Cash flows from investing activities:
 Capital expenditures                                                            (3,565,000)                 (6,696,000)
 Deferred charges                                                                (9,205,000)                 (1,263,000)
                                                                     ----------------------       ---------------------
 Net cash used in investing activities                                          (12,770,000)                 (7,959,000)
                                                                     ----------------------       ---------------------

Cash flows from financing activities:
 Payments of senior revolving loan                                              (50,000,000)                (75,000,000)
 Payments of senior term loans                                                  (41,125,000)                (73,750,000)
 Borrowings under senior revolving loan                                          46,000,000                  83,000,000
                                                                     ----------------------       ---------------------
 Net cash used by financing activities                                          (45,125,000)                (65,750,000)
                                                                     ----------------------       ---------------------

 Net (decrease) increase in cash and cash
  equivalents                                                                      (194,000)                  2,805,000
Cash and cash equivalents, beginning of
 period                                                                           6,477,000                   3,584,000
                                                                     ----------------------       ---------------------

Cash and cash equivalents, end of period                                       $  6,283,000                $  6,389,000
                                                                     ======================       =====================
------------
Supplemental cash flow information:
 Interest paid during period                                                   $ 17,045,000                $ 22,750,000
                                                                     ======================       =====================

 Income taxes paid during the period                                           $  2,069,000                $  1,270,000
                                                                     ======================       =====================

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

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

        The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax)related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount will be amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three and nine months ended September 30, 2001, the change in fair market value of our derivative instrument resulted in a non-cash charge of $2,605,000 and $4,299,000, respectively, which is recorded in interest expense as this derivative was not designated as a hedging instrument.

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

        SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require any recognized intangible asset determined to have an indefinite useful life to not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company is required to adopt SFAS No. 142 on January 1, 2002, at which time goodwill amortization will cease. The Company is currently assessing the impact of SFAS No. 142 on its financial position and results of operations. Goodwill amortization expense was $4,581,000 during the nine months ended September 30, 2001 and 2000.

4.      Receivables are summarized as follows:


                                                                   September 30,            December 31,
                                                                       2001                     2000
                                                                   ------------             -----------

   Accounts receivable, principally
     from commercial customers                                      $35,117,000             $40,816,000
   Accounts receivable, on U. S.
      Government and other long-term
      contracts                                                       6,032,000               6,093,000
   Allowances                                                          (351,000)               (144,000)
                                                                   ------------             ------------
                                                                    $40,798,000             $46,765,000
                                                                   ============             ============



5.      Inventory consists of the following:


                                                                   September 30,            December 31,
                                                                       2001                     2000
                                                                   ------------             ------------

        Raw materials and work-in-process                           $37,048,000              $36,058,000

        Finished goods                                               20,523,000               18,642,000

        Inventoried costs related to U.S.
          Government and other long-term
          contracts                                                   9,934,000                9,283,000
                                                                   ------------             ------------
                                                                    $67,505,000              $63,983,000
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


6.      Other current liabilities consist of the following:

                                                                        September 30,         December 31,
                                                                            2001                  2000
                                                                        ------------          ------------

         Accrued payroll costs                                          $16,302,000           $25,256,000
         Accrued taxes                                                    2,835,000             2,984,000
         Accrued costs on long-term contracts                             3,199,000             3,172,000
         Accrued warranty costs                                          11,295,000            10,789,000
         Customer credits                                                 1,792,000             2,693,000
         Postretirement benefit obligation other
           than pensions                                                  3,000,000             3,000,000
         Other                                                            3,888,000             1,609,000
                                                                        -----------           -----------

                                                                        $42,311,000           $49,503,000
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

8.      Comprehensive Income

                                                                                Three Months Ended
                                                                           -----------------------------
                                                                        September 30,           September 30,
                                                                            2001                     2000
                                                                        ------------            ------------

         Net income                                                      $ 7,099,000             $14,385,000

         Other comprehensive income:

           Cumulative translation adjustments                                 32,000                 (43,000)

           Amortization of transition adjustment
             included in interest expense                                     46,000                      --
                                                                        ------------            ------------

         Comprehensive income                                            $ 7,177,000             $14,342,000
                                                                        ============            ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                        -------------------------------------
                                                                        September 30,           September 30,
                                                                            2001                     2000
                                                                        -------------           -------------

         Net income                                                      $28,444,000             $35,909,000

         Other comprehensive income:

           Cumulative translation adjustments                               (122,000)               (299,000)

           Cumulative effect of change in
             accounting principle (SFAS No. 133)                            (550,000)                     --

           Amortization of transition adjustment
             included in interest expense                                    138,000                      --
                                                                        ------------            ------------

         Comprehensive income                                            $27,910,000             $35,610,000
                                                                        ============            ============


9.      Segments

        The following represents financial information about the Company's segments:

                                                                                Three Months Ended
                                                                        -------------------------------------
                                                                        September 30,           September 30,
                                                                            2001                   2000
                                                                        ------------            ------------
         Sales:
           Aircraft Braking Systems                                      $72,102,000             $82,309,000
           Engineered Fabrics                                             13,182,000              11,260,000
                                                                        ------------            ------------
                                                                         $85,284,000             $93,569,000
                                                                        ============            ============
         Earnings Before Interest, Taxes,
          Depreciation and Amortization:
           Aircraft Braking Systems                                      $26,315,000             $34,403,000
           Engineered Fabrics                                              1,557,000               2,671,000
                                                                        ------------            ------------
                                                                         $27,872,000             $37,074,000
                                                                        ============            ============

         Operating Profits:
           Aircraft Braking Systems                                      $22,598,000             $30,872,000
           Engineered Fabrics                                              1,076,000               2,180,000
                                                                        ------------            ------------
             Operating income                                             23,674,000              33,052,000
           Interest expense, net                                          (9,657,000)             (8,767,000)
                                                                        ------------            ------------
             Income before income taxes                                  $14,017,000             $24,285,000
                                                                        ============            ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                        -------------------------------------
                                                                        September 30,           September 30,
                                                                            2001                    2000
                                                                        -------------           -------------
         Sales:
           Aircraft Braking Systems                                     $229,357,000            $243,770,000
           Engineered Fabrics                                             38,733,000              34,002,000
                                                                        -------------           -------------
                                                                        $268,090,000            $277,772,000
                                                                        =============           =============
         Earnings Before Interest, Taxes,
          Depreciation and Amortization:
           Aircraft Braking Systems                                     $ 83,269,000            $ 93,454,000
           Engineered Fabrics                                              4,943,000               6,762,000
                                                                        -------------           -------------
                                                                        $ 88,212,000            $100,216,000
                                                                        =============           =============

         Operating Profits:
           Aircraft Braking Systems                                     $ 72,350,000            $ 83,006,000
           Engineered Fabrics                                              3,458,000               5,288,000
                                                                        -------------           -------------
             Operating income                                             75,808,000              88,294,000
           Interest expense, net                                         (26,331,000)            (27,769,000)
                                                                        -------------           -------------
             Income before income taxes                                 $ 49,477,000            $ 60,525,000
                                                                        =============           =============



                                                                        September 30,           December 31,
                                                                             2001                   2000
                                                                        -------------           -----------
         Total Assets:
           Aircraft Braking Systems                                     $358,134,000            $360,070,000
           Engineered Fabrics                                             59,966,000              59,235,000
           Deferred tax asset not allocated
             to segments                                                          --               4,260,000
           Deferred financing costs not
             allocated to segments                                         4,883,000               6,143,000
           Corporate assets                                                  451,000                 377,000
                                                                        ------------            ------------
                                                                        $423,434,000            $430,085,000
                                                                        ============            ============

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Effect of September 11, 2001 Events

The Company is a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Results for the three and nine months ended September 30, 2001 were adversely affected by the sluggish economy and the tragic events of September 11, 2001. These events combined to reduce orders from and shipments to certain commercial and general aviation customers. In addition, the Company also re- evaluated its customer credit limits which added to the reduced sales levels. Offsetting this weakness are increased revenues and orders in the Company's military sector. The Company believes the impact from all of the above was to lower sales by approximately $7,000,000 during the three and nine months ended September 30, 2001.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and September 30, 2000

Sales for the nine months ended September 30, 2001 totaled $268,090,000, reflecting a decrease of $9,682,000 compared with $277,772,000 for the same period in the prior year. This decrease was due to lower commercial transport and general aviation sales of $22,323,000, primarily due to lower sales on the MD-90, DC-9 and Gulfstream programs, partially offset by higher sales on the CRJ-700 program. Partially offsetting this decrease was higher military sales of $12,641,000, due to higher sales of wheels, brakes and fuel tanks on various military aircraft.

Operating income decreased $12,486,000 to $75,808,000, or 28.3% of sales for the nine months ended September 30, 2001, compared with $88,294,000, or 31.8% of sales for the same period in the prior year. Operating margins decreased primarily due to the overhead absorption effect relating to the lower sales and an unfavorable product sales mix.

Net interest expense decreased by $1,438,000 for the nine months ended September 30, 2001 compared with the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness, partially offset by a non-cash charge of $4,299,000 relating to the change in fair market value of the Company's interest rate swap in accordance with SFAS No. 133.

The Company's effective tax rate of 42.5% for the nine months ended September 30, 2001 differs from the statutory rate of 35% primarily due to foreign, state and local income taxes and a net increase in the valuation allowance. The effective tax rate of 40.7% for the nine months ended September 30, 2000 differs from the statutory rate of 35% due to a net increase in the valuation allowance and state and local income taxes. The increase in the effective rate in 2001 over 2000 is primarily due to a net increase in the valuation allowance over the prior year.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and September 30, 2000

Sales for the three months ended September 30, 2001 totaled $85,284,000, reflecting a decrease of $8,285,000 compared with $93,569,000 for the same period in the prior year. This decrease was due to lower commercial transport and general aviation sales of $12,646,000, primarily on the DC-9 and Fokker FO-100 programs, partially offset by higher sales on the CRJ-700 program. Partially offsetting this decrease was higher military sales of $4,361,000, due to higher sales of wheels, brakes and fuel tanks on various military aircraft.

Operating income decreased $9,378,000 to $23,674,000, or 27.8% of sales for the three months ended September 30, 2001, compared with $33,052,000, or 35.3% of sales for the same period in the prior year. Operating margins decreased primarily due to the overhead absorption effect relating to the lower sales and an unfavorable product sales mix.


Net interest expense increased by $890,000 for the three months ended September 30, 2001 compared with the same period in the prior year. This increase was due to a non-cash charge of $2,605,000 relating to the change in the fair market value of the Company's interest rate swap in accordance with SFAS No. 133, partially offset by a lower average debt balance and lower interest rates on the Company's variable rate indebtedness.

The Company's effective tax rate of 49.4% for the three months ended September 30, 2001 differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and state, local and foreign income taxes. The effective tax rate of 40.8% for the three months ended September 30, 2000 differs from the statutory rate of 35% due to a net increase in the valuation allowance and state and local income taxes. The increase in the effective rate in 2001 over 2000 is primarily due to a net increase in the valuation allowance over the prior year.

Liquidity and Financial Condition

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At September 30, 2001, the Company had $32.2 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the nine months ended September 30, 2001, cash provided by operating activities amounted to $57,701,000 and reflected $88,212,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $5,920,000, increases in long-term liabilities of $594,000, partially offset by increases in inventory of $3,597,000, other current assets of $1,142,000, decreases in accounts payable of $1,073,000, notes payable of $2,600,000, other current liabilities of $9,229,000, increases in other working capital of $270,000, interest payments of $17,045,000 and tax payments of $2,069,000. During the nine months ended September 30, 2000, cash provided by operating activities amounted to $76,514,000 and reflected $100,216,000 of EBITDA, decreases in accounts receivables of $7,619,000, decreases in other working capital of $12,000, partially offset by increases in inventory of $1,732,000, decreases in accounts payable of $2,759,000, other current liabilities of $1,172,000, long-term liabilities of $1,650,000, interest payments of $22,750,000 and tax payments of $1,270,000.

During the nine months ended September 30, 2001, net cash used in investing activities amounted to $12,770,000 due to $3,565,000 of capital expenditures and $9,205,000 of program participation payments. During the nine months ended September 30, 2000, net cash used in investing activities amounted to $7,959,000 due to $6,696,000 of capital expenditures and $1,263,000 of program participation payments.

During the nine months ended September 30, 2001 and 2000, net cash used by financing activities amounted to $45,125,000 and $65,750,000, respectively, each representing the repayment of indebtedness.

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

The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax)related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount will be amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three and nine months ended September 30, 2001, the change in fair market value of our derivative instrument resulted in a non- cash charge of $2,605,000 and $4,299,000, respectively, which is recorded in interest expense as this derivative was not designated as a hedging instrument.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June
30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.
SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require any recognized intangible asset determined to have an indefinite useful life to not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company is required to adopt SFAS No. 142 on January 1, 2002, at which time goodwill amortization will cease. The Company is currently assessing the impact of SFAS No. 142 on its financial position and results of operations. Goodwill amortization expense was $4,581,000 during the nine months ended September 30, 2001 and 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has $302 million of total debt outstanding at September 30, 2001. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under our credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% on $101.5 million at September 30, 2001 and matures on December 17, 2001 with an option for the counterparty to extend the agreement to December 17, 2003. Therefore, the Company has effectively fixed the interest rate on $286.5 million of its indebtedness at September 30, 2001. Given that approximately 95% of the Company's borrowings are at fixed interest rates, a 10% change in rates would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

       None

(b)    Reports on Form 8-K.

       There were no reports on Form 8-K for the three months ended September 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                          K & F INDUSTRIES, INC.
                                          -----------------------------------
                                                     Registrant




                                          /s/ DIRKSON R. CHARLES
                                          ----------------------
                                          Dirkson R. Charles
                                          Chief Financial Officer
                                                  and
                                          Registrant's Authorized
                                                 Officer



Dated:    November 14, 2001