Form 10-K405
period 2001-12-31
K&F INDUSTRIES INC
filed 2002-03-29
CIK 851797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
             DECEMBER 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-29035

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no trading market for the Company's common stock. As of March 1, 2002, there were 740,398 shares of common stock outstanding.

     Documents Incorporated by Reference: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     K & F Industries, Inc. ("K & F" or the "Company") was incorporated in Delaware on March 13, 1989. K & F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), is one of the world's leading manufacturers of aircraft wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. K & F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. During the year ended December 31, 2001, approximately 86% of the Company's total revenues were derived from sales made by Aircraft Braking Systems. In addition, K & F, through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 80% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market for such products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics with storage, shipping, environmental and rescue applications for commercial and military uses. During the year ended December 31, 2001, approximately 14% of the Company's total revenues were derived from sales made by Engineered Fabrics.

     Aircraft Braking Systems has been a leader in the design and development of aircraft wheels, brakes and brake control systems, investing significant resources to refine existing braking systems, develop new technologies and design braking systems for new airframes. The Company has carefully directed its efforts toward expanding Aircraft Braking Systems' presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on medium- and short-range commercial aircraft. These aircraft typically make more frequent landings than long-range commercial aircraft and correspondingly require more frequent replacement of brake parts.

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

     Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers, although in recent years, Aircraft Braking Systems has occasionally teamed with landing gear manufacturers to respond to requests for proposals for a complete or "dressed" landing gear system. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In such case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Generally, where two suppliers have been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on the customer's aircraft. Competition among two certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating performance characteristics of the wheel and brake systems. Once selected, airlines infrequently replace entire wheel and brake systems because of the expense.

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

PRODUCTS

     Aircraft Braking Systems. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, steel and carbon brakes and brake control systems for commercial transport, general aviation and military aircraft. Since 1989, Aircraft Braking Systems has carefully directed its efforts toward expanding its presence in the commercial and general aviation segments of the aircraft industry, focusing particularly on high-cycle, medium- and short-range commercial aircraft and carbon equipped executive jets. As a result of this strategic focus, during this period, Aircraft Braking Systems has added approximately 1,900 medium- and short-range commercial aircraft to the portfolio of aircraft using its products. These aircraft typically make frequent landings and correspondingly require more frequent replacement of brake parts. The braking systems produced by Aircraft Braking Systems are either carbon or steel-based. While steel-based systems typically are sold for less than carbon-based systems, such systems generally require more frequent replacement because their steel brake pads tend to wear more quickly.

     Approximately 75% of Aircraft Braking Systems' revenues are derived from the sales of replacement parts. As of December 31, 2001, Aircraft Braking Systems' products had been installed on approximately 30,000 commercial transport, general aviation and military aircraft. Current fleets of commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-28, Fokker F-50/60, Fairchild Dornier DO-228, Bombardier CRJ-100/200, CRJ-700, Saab 340 and Saab 2000, on all of which Aircraft Braking Systems is the sole source supplier. In addition, Aircraft Braking Systems is a supplier of spare parts for the dual-sourced, MD-80 program. In 2001, commercial airline activity was interrupted by terrorist acts and as a result some older aircraft, such as the DC-9, were removed from service as carriers adjusted routes and schedules after September 11. See "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations -- Effect of September 11, 2001 Events."

     Aircraft Braking Systems' wheels and brakes have been selected for use on a number of new high-cycle airframe designs including the Airbus A-320, A-321 and the MD-90. Aircraft Braking Systems is also the sole source supplier for the Bombardier CRJ-100/200, CRJ-700 and CRJ-900 regional jets. Since its introduction in late 1992, Bombardier has received firm orders for over 1,177 Canadair Regional Jets with approximately 596 aircraft currently in service. In addition, Aircraft Braking Systems is the sole supplier of wheels and carbon brakes for the Embraer ERJ170, ERJ175, ERJ190-100 and ERJ190-200, a family of regional jets introduced in 2001. Since 2000, the Company has been the sole source supplier for the Fairchild Dornier DO-328 Turboprop.

     Aircraft Braking Systems is a supplier of wheels and carbon brakes on the Airbus A-321, the 186-seat "stretch" version of the popular A-320 standard body twin-jet. Airbus has booked orders for over 415 A-321 aircraft. Of the 221 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 107 of these aircraft.

     In addition to its commercial business, Aircraft Braking Systems supplies its products to customers in the general aviation market and to the military. In 2001, the Company was selected to supply the wheels and brakes for the new Dassault Falcon 7X business jet and the Raytheon Hawker 450. Other general aviation aircraft supplied by the Company include the Dassault Falcon 900EX, the Gulfstream G100, G200 and GIV-X aircraft and the Learjet 31A and Learjet 60. Some of the U. S. military platforms using wheels and brakes supplied by Aircraft Braking Systems are the F-14, F-15 and F-16 fighters, the B-1B bomber and the C-130 transport.

     Aircraft Braking Systems' brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems, Honeywell's Aircraft Landing Systems Division and Goodrich Corporation, Aircraft Braking Systems is the only significant manufacturer of brake control systems. Because of the sensitivity of brake control systems to variations in brake performance, the Company's management believes that its braking system integration capability gives Aircraft Braking Systems a competitive advantage over its two largest competitors. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     Engineered Fabrics. The Company believes Engineered Fabrics is the largest manufacturer of flexible bladder type fuel tanks for aircraft in the world, serving approximately 80% of the worldwide general aviation and commercial transport market and over half of the domestic military market for such products. Engineered Fabrics' programs include new production or replacement parts programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-14, F-15, F-16 and C-130 aircraft. Military helicopter fuel tank programs include the UH-60, SH-60, CH/MH-53 and RAH-66 platforms with Sikorsky, the CH-47 with Boeing and the V-22 with Bell/Boeing. Many of these platforms also utilize Engineered Fabrics' iceguards for deicing and anti-icing of the rotor blades and inlets. Commercial helicopter applications include the MD-500 and MD-600 and the Bell 214ST and Bell 609. During the year ended December 31, 2001 approximately 14% of the Company's total revenues were derived from sales made by Engineered Fabrics.

     Bladder fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the year ended December 31, 2001, sales of fuel tanks accounted for approximately 77% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. Engineered Fabrics manufactures crash-resistant fuel tanks for helicopters and military aircraft that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts and therefore cost-advantageous.

     Iceguards manufactured by Engineered Fabrics are heating systems made from layered composite materials that are applied on engine inlets, propellers, rotor blades and tail assemblies. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, the system provides the protection.

     Engineered Fabrics also produces a variety of products utilizing coated fabrics such as oil containment booms, towable storage bladders, heavy lift bags and pillow tanks. Oil containment booms are air-inflated cylinders that are used to confine oil spilled on the high seas and along coastal waterways. Towable storage bladders are used for storage and transportation of the recovered oil after removal from the water. Heavy lift bags, often used in emergency situations, are inserted into tight spaces and inflated to lift heavy loads for short distances. Pillow tanks are collapsible rubberized containers used as an alternative to steel drums and stationary storage tanks for the storage of liquids.

     The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of total sales of the Company:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Wheels and brakes...........................................   79%       81%       81%
Brake control systems.......................................    7%        6%        7%
Fuel tanks..................................................   11%       10%       10%
                                                               --        --        --
          Total.............................................   97%       97%       98%
                                                               ==        ==        ==

SALES AND CUSTOMERS

     K & F sells its products to more than 175 airlines, airframe manufacturers, governments and distributors within each of the commercial transport, general aviation and military aircraft markets. Sales to the U.S. government represented approximately 21%, 17% and 15% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of total Company revenues by respective market, as a percentage of total sales:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Commercial transport........................................    56%       61%       63%
Military (U.S. and foreign).................................    26%       20%       18%
General aviation............................................    18%       19%       19%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
                                                               ===       ===       ===

     Commercial Transport. Customers for the Company's products in the commercial transport market include most airframe manufacturers and major airlines. The Company's products are used on a broad range of large commercial transports (100 seats or more), regional jets and other commuter aircraft. Some of the Company's airline customers include American Airlines, Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Crossair, Northwest Airlines, United Airlines, US Airways and Continental Airlines. The Company provides parts to the three largest commercial aircraft manufacturers: Boeing, Airbus and Bombardier.

     Military. The Company is the largest supplier of wheels, brakes and fuel tanks to the U.S. military and also supplies the militaries of many foreign governments. The Company's products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the U. S. military aircraft using these products are the F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, B2, C-130, C-130J and C-141. Some of the foreign military aircraft using these products include the F-2 (formerly the FS-X) in Japan, AIDC Indigenous Defensive Fighter ("IDF") in Taiwan, Saab JAS-39 in Sweden, Alenia C-27 in Italy and the Casa C-212 in Spain. Substantially all of the Company's military products are sold to the Department of Defense, foreign governments or to airframe manufacturers including the Lockheed Martin Corporation ("Lockheed Martin"), Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems manufactured for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and IDF aircraft.

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

FOREIGN CUSTOMERS

     The Company supplies products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to the Company. The following table shows sales of the Company to both foreign and domestic customers:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Domestic sales..............................................    58%       60%       58%
Foreign sales...............................................    42%       40%       42%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
                                                               ===       ===       ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. At December 31, 2001, the Company employed approximately 144 engineers (of whom 23 held advanced degrees); approximately 27 of such engineers (including 11 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve the Company's products.

     The costs incurred relating to independent research and development for the years ended December 31, 2001, 2000 and 1999 were $16.2 million, $15.8 million and $14.0 million, respectively.

PATENTS AND LICENSES

     The Company has a large number of patents related to the products of its subsidiaries. While in the aggregate its patents are of material importance to its business, the Company believes no single patent or group of patents is of material importance to its business as a whole.

COMPETITION

     The Company faces substantial competition from a few suppliers in each of its product areas. Its principal competitors that supply wheels and brakes are Honeywell's Aircraft Landing Systems Division and Goodrich Corporation. Both significant competitors are larger and have greater financial resources than the Company. The principal competitors for brake control systems are the Hydro-Aire Division of Crane Co. and Messier Bugatti in France. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France, both owned by Zodiac S.A., a French Company.

BACKLOG

     Backlog at December 31, 2001 and 2000 amounted to approximately $150.2 million and $148.2 million, respectively. Backlog consists of firm orders for the Company's products which have not been shipped. Approximately 88% of total Company backlog at December 31, 2001 is expected to be shipped during the year ending December 31, 2002, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of the products manufactured by the Company.

     Of the total Company backlog at December 31, 2001, approximately 37% was directly or indirectly for end use by the U. S. Government (the "Government"), substantially all of which was for use by the Department of Defense. For certain risks associated with Government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the years ended December 31, 2001, 2000 and 1999, approximately 21%, 17% and 15%, respectively, of the Company's total sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

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

     Companies supplying defense-related equipment to the Government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the Government, changes in the Government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the Government for aircraft using products of the type manufactured by the Company, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company or substantial cost overruns would have an adverse effect on the Company's cash flow and results of operations.

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

PERSONNEL

     At December 31, 2001, the Company had 1,404 full-time employees, of which 836 were employed by Aircraft Braking Systems (390 hourly and 446 salaried employees) and 568 were employed by Engineered Fabrics (428 hourly and 140 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

     Aircraft Braking Systems' four-year contract with its union expires on May 31, 2002. Engineered Fabrics' three-year contract with its union expires on February 5, 2004.

ITEM 2.  PROPERTIES

     United States Facilities. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States which are individually owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio and consists of approximately 770,000 square feet of manufacturing, engineering and office space. Engineered Fabrics' facility is located in Rockmart, Georgia and consists of approximately 564,000 square feet of manufacturing, engineering and office space. The Company believes that its properties and equipment are generally well-maintained, in good operating condition and adequate for its present needs.

     Foreign Facilities. The Company occupies approximately 19,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. The Company also maintains a sales and service office in Toulouse, France.

     Akron Facility Arrangements. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, the Company leases approximately 433,000 square feet of space within the Lockheed Martin complex and is subject to annual occupancy payments to Lockheed Martin. During the years ended December 31, 2001, 2000 and 1999, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $0.9 million, $2.1 million and $1.9 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no trading market for the Company's common stock. The Company has not paid dividends on its common stock and is restricted from doing so under its current credit agreement. All of the common stock of the Company is owned by Bernard L. Schwartz ("BLS"), Chairman of the Company, and by four limited partnerships of Lehman Brothers Holdings Inc. (the "Lehman Investors"). See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements contained in this Annual Report on Form 10-K.

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2001       2000       1999       1998       1997
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Income Statement Data:
  Net sales.....................  $355,334   $375,890   $355,951   $345,447   $304,331
  Cost of sales.................   204,036    199,459    197,757    196,190    188,001
                                  --------   --------   --------   --------   --------
  Gross Margin..................   151,298    176,431    158,194    149,257    116,330
  Independent research and
     development................    16,188     15,763     13,996     13,705     10,873
  Selling, general and
     administrative expenses....    30,273     37,666     33,245     35,332     40,182(a)
  Amortization..................     8,837      8,118      8,773     10,286     10,316
                                  --------   --------   --------   --------   --------
  Operating income..............    96,000    114,884    102,180     89,934     54,959
  Interest expense, net.........    32,569     35,993     40,396     44,830     34,091
                                  --------   --------   --------   --------   --------
  Income before income taxes and
     extraordinary charge.......    63,431     78,891     61,784     45,104     20,868
  Income tax (provision)
     benefit....................   (27,447)   (14,906)    12,136     (5,744)    (5,184)
  Extraordinary charge..........        --         --         --         --    (29,513)(a)(b)
                                  --------   --------   --------   --------   --------
  Net income (loss).............  $ 35,984   $ 63,985   $ 73,920   $ 39,360   $(13,829)
                                  ========   ========   ========   ========   ========
Balance Sheet Data (at end of
  period):
  Working capital...............  $ 39,223   $ 45,695   $ 76,622   $ 38,839   $ 31,953
  Total assets..................   404,008    430,085    441,868    420,099    425,236
  Long-term debt................   284,125    345,625    432,125    477,125    519,125(a)
  Stockholders' deficiency......   (58,253)   (78,006)  (141,734)  (215,610)  (256,459)(a)
Other Data (for the period):
  Capital expenditures..........     5,057      9,845     10,413     14,873     10,016
  Depreciation and
     amortization...............    16,889     16,128     17,268     19,961     19,680

---------------

(a) On October 15, 1997, the Company completed a recapitalization (the "Recapitalization") that consisted of the refinancing of existing indebtedness and the repurchase of a portion of its outstanding stock. In connection therewith, the Company directly increased its stockholders' deficiency by $218.6 million and recorded an extraordinary charge of $27.8 million (net of tax) for the write-off of unamortized financing costs and redemption premiums. In addition, the Company recorded a charge of $12.4 million to selling, general and administrative expenses, relating to the exercise of stock options and other fees incurred in connection with the Recapitalization. Financing for the Recapitalization was provided with $185 million of 9 1/4% Senior Subordinated Notes due 2007 and $345 million in borrowings under a new credit facility.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include reduction in airline traffic, business risks inherent in the airline industry including terrorism, government regulation, lower than expected revenues, general economic conditions and competition in the areas in which the Company operates.

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

     During the years ended December 31, 2001, 2000 and 1999, the Company spent an aggregate of approximately $54.1 million, $53.3 million and $50.8 million, respectively, for research, development, design, Program Investments, capital expenditures and development participation costs. In 2001, the Company was selected to be the sole source supplier on three new aircraft programs. Aircraft Braking Systems will provide wheels and carbon brakes on the new 78 passenger Embraer EMB-175 regional jet, and it will supply the complete braking system, consisting of wheels, brakes and digital brake control systems on the Dassault Falcon 7X and the Raytheon Hawker 450 business jets. In prior years, the Company was selected as the sole supplier of wheels and brakes for each of the Saab 2000, the Bombardier CRJ-100/200, CRJ-700 and CRJ-900, the Lear 60, Embraer's 70 and 90 passenger jets, the Fairchild Dornier DO-328 Turboprop, the Dassault Falcon 900EX and the Gulfstream GIV-X, a supplier of wheels and carbon brakes on the Airbus A-321 and the sole supplier of wheels, carbon brakes and brake control systems on the MD-90. Aircraft produced under these programs are in development or the early stages of their life cycles and represent significant future revenue opportunities for the Company.

EFFECT OF SEPTEMBER 11, 2001 EVENTS

     The air transportation business was slowed by a sluggish economy throughout 2001 and was impacted by the September 11 events. In the immediate aftermath, domestic air travel was temporarily grounded and travel in September 2001 was reduced. As a result, the Company's revenues, earnings and margins are lower than the prior year. Management has reacted by implementing cost reductions in the fourth quarter of 2001, aggregating $8 million annually.

     The Company has seen an improvement in sales and orders in the fourth quarter of 2001, reversing the downward trend through September 2001. One consequence of the September 11 events was an increase in the Company's military business, where bookings were 44% higher in 2001 than 2000. We expect this increase in demand to continue in the foreseeable future. The Company also expects demand in its commercial and general aviation business to continue to improve in 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, workers compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Inventory. Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts related to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. The Company evaluates the adequacy of these reserves quarterly.

     Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges are recorded when the Company does not believe the carrying value of the long-lived asset will be recoverable. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2001, 2000 and 1999 resulting from the Company's evaluations.

     Warranty. Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

     Pension and Other Postretirement Benefits. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent on the Company's selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 11 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increases in compensation and health care costs. Actual results that differ from the Company's assumptions would affect the pension and postretirement obligations and future expense.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

     Sales. Sales for the year ended December 31, 2001 totaled $355.3 million, a decrease of $20.6 million or 5.5%, compared with $375.9 million for the same period in the prior year. This decrease was due to lower sales of wheels and brakes for commercial transport aircraft of $23.5 million, primarily on the DC-9, MD-90, DC-10 and SAAB 340 programs, partially offset by higher sales on the CRJ-700 program. General aviation sales also decreased $5.7 million, primarily due to lower sales of wheels and brakes on Gulfstream and Lear aircraft. This overall weakness in commercial and general aviation sales was primarily due to the sluggish economy and the tragic events of September 11. Other commercial sales decreased $5.2 million primarily due to lower sales of coated fabrics used on railroad train cars. Military sales increased $13.8 million, primarily due to higher sales of wheels and brakes on the B-IB program, fuel tanks on the AH-64 and Blackhawk programs and helicopter cabin interiors on various Sikorsky aircraft.

     Gross Margin. The gross margin for the year ended December 31, 2001 was 42.6% compared with 46.9% for the same period in the prior year. This decrease was primarily due to an unfavorable product sales mix and the unfavorable effect that the lower sales volume had on margin.

     Independent Research and Development. Independent research and development costs were $16.2 million for the year ended December 31, 2001 compared with $15.8 million for the same period in the prior year. This increase was primarily due to higher costs associated with the Gulfstream GIV and Dassault Falcon 900 programs, partially offset by lower costs on the JAS-39 program.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.3 million for the year ended December 31, 2001 compared with $37.7 million for the same period in the prior year. This decrease was primarily due to lower performance-related incentive compensation.

     Interest Expense, Net. Interest expense, net was $32.6 million for the year ended December 31, 2001 compared with $36.0 million for the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on the Company's variable rate indebtedness, partially offset by a non-cash charge of $3.9 million relating to the change in fair market value on the Company's interest rate swap in accordance with SFAS No. 133. See Note 7 to the consolidated financial statements.

     Effective Tax Rate. The Company's effective tax rate of 43.3% for the year ended December 31, 2001 differs from the statutory rate of 35% due to foreign, state and local taxes. The effective tax rate of 18.9% for year ended December 31, 2000 differs from the statutory rate of 35% due to utilization of net operating losses for which a tax benefit had not been recognized and foreign sales corporation tax benefits, partially offset by state and local taxes. The increase in the effective rate in 2001 over 2000 is primarily due to a net decrease in the valuation allowance during 2000.

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

     Effective Tax Rate. The Company's effective tax rate of 18.9% for the year ended December 31, 2000 differs from the statutory rate of 35% due to utilization of tax net operating losses for which a tax benefit had not been recognized and foreign sales corporation tax benefits, partially offset by state and local taxes. The effective tax rate of (19.6)% for year ended December 31, 1999 differs from the statutory rate of 35% due to a net decrease in the valuation allowance and utilization of tax net operating loss, for which a tax benefit had not been recognized, partially offset by state and local income taxes. The increase in the effective rate in 2000 over 1999 is primarily due to a net decrease in the valuation allowance during 1999.

LIQUIDITY AND FINANCIAL CONDITION

     The Company expects that its principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make Program Investments. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facilities. The Company's total indebtedness decreased $61.5 million to $285.6 million at December 31, 2001 from $347.1 million at December 31, 2000. This reduction was a result of payments made with cash generated from operations.

     At December 31, 2001, the Credit Facility consisted of a term loan facility in an aggregate principal amount of $100.6 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loan"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $47.9 million and a Tranche B term loan ("Term Loan B") in the principal amount of $52.7 million. The Credit Facility bears interest at floating rates selected at the option of the Company. At December 31, 2001 and 2000, the average interest rate on outstanding borrowings under the Credit Facility was 3.8% and 8.6%, respectively. As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement that effectively fixes the Company's borrowing rate at 7.8% on $97 million of borrowings at December 31, 2001. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million due in year 2002 and $47.4 million due in 2003. Term Loan B is an eight-year quarterly amortizing facility maturing December 31, 2004, with installments of $1.0 million per year due in years 2002 and 2003 and $50.7 million due in 2004. The Company is required to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from 50% of excess cash flow (as defined). As a result of the excess cash flow calculation, $30 million was determined to be due in 2002; however, this prepayment obligation was satisfied by $40 million of voluntary prepayments on Term Loan B in 2001.

     The Credit Facility provides for revolving loans not to exceed $50 million, with up to $20 million available for letters of credit. At December 31, 2001, the Company had outstanding letters of credit of $1.8 million. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 2001, the Company had $48.2 million available to borrow under the Revolving Loan.

     The Company's management believes that it will have adequate resources to meet its current cash requirements through funds generated from operations and borrowings under its Revolving Loan.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 2001.

     The following represents the Company's scheduled debt maturities, non-cancelable operating lease commitments and payments required under the Advisory Agreement subsequent to December 31, 2001:

                                SCHEDULED DEBT    OPERATING LEASE    ADVISORY
YEAR ENDING DECEMBER 31,          MATURITIES        COMMITMENTS     AGREEMENT       TOTAL
------------------------        ---------------   ---------------   ----------   ------------
2002..........................   $  1,500,000       $3,548,000      $2,400,000   $  7,448,000
2003..........................     48,375,000        3,163,000       2,400,000     53,938,000
2004..........................     50,750,000        3,251,000       2,400,000     56,401,000
2005..........................             --        2,796,000       2,400,000      5,196,000
2006..........................             --        1,448,000       2,400,000      3,848,000
2007..........................    185,000,000        1,143,000       2,400,000    188,543,000
Thereafter....................             --        3,905,000       2,400,000*     6,305,000

---------------

* Represents one annual payment under the Advisory Agreement which has an indefinite term.

CASH FLOW

     During the year ended December 31, 2001, net cash provided by operating activities amounted to $77.5 million and reflected $112.9 million of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $2.6 million, inventory of $3.4 million, prepaid pension costs of $0.9 million and other working capital of $0.3 million, partially offset by decreases in accounts payable of $4.2 million, notes payable of $3.9 million, other current liabilities of $4.4 million, interest payments of $27.6 million and tax payments of $2.5 million. During the year ended December 31, 2000, net cash provided by operating activities amounted to $110.7 million and reflected $131.0 million of EBITDA, decreases in accounts receivable of $4.9 million, inventory of $4.7 million, increases in accounts payable of $0.7 million, notes payable of $3.9 million, other current liabilities of $6.7 million and decreases in other working capital of $1.2 million, partially offset by prepaid pension costs of $5.9 million, interest payments of $34.9 million and tax payments of $1.6 million. During the year ended December 31, 1999, net cash provided by operating activities amounted to $60.5 million and reflected $119.4 million of EBITDA, decreases in inventory of $1.4 million, increases in accounts payable of $2.4 million, decreases in other working capital of $1.0 million and increases in long-term liabilities of $1.3 million, partially offset by increases in accounts receivable of $16.1 million, prepaid pension costs of $4.0 million, decreases in other current liabilities of $3.7 million, interest payments of $39.5 million and income tax payments of $1.7 million.

     During the year ended December 31, 2001, net cash used in investing activities amounted to $17.3 million due to $5.1 million of capital expenditures, $11.7 million of Program Investments and $0.5 million for costs relating to intangible assets. During the year ended December 31, 2000, net cash used in investing activities amounted to $21.3 million due to $9.8 million of capital expenditures, $5.8 million of Program Investments and $5.7 million for the purchase of intellectual property for the Dornier 328 program. During the year ended December 31, 1999, net cash used in investing activities amounted to $18.3 million due to $10.4 million of capital expenditures and $7.9 million of Program Investments. Capital spending for the year ending December 31, 2002 is expected to be approximately $5.0 million.

     During the years ended December 31, 2001 and 2000, net cash used in financing activities amounted to $61.5 million and $86.5 million, respectively, due to the repayment of indebtedness. During the year ended December 31, 1999, net cash used in financing activities amounted to $45.5 million due to the repayment of indebtedness of $51.5 million, partially offset by $6.0 million of proceeds received from a sale and leaseback transaction.

ACCOUNTING CHANGES

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     As a requirement of the Credit Facility, during 1997 the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. This interest rate swap agreement effectively fixes the Company's borrowing rate at 7.8% on $97 million of borrowings at December 31, 2001. At December 31, 2001, the fair value of the interest rate swap agreement was approximately $4.6 million in favor of the counterparty, representing the amount the Company would pay if the agreement was terminated. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $0.9 million ($0.6 million after tax) related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the year ended December 31, 2001, the change in fair market value of our derivative instrument resulted in a non-cash charge of $3.9 million, which is recorded in interest expense as this derivative was not designated as a hedging instrument.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

     SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company will adopt SFAS No. 142 on January 1, 2002, at which time amortization of goodwill will cease. At December 31, 2001, goodwill net of accumulated amortization was $167.0 million and the related amortization expense during each of the three years in the period ended December 31, 2001 was $6.1 million. Based on the Company's evaluations at December 31, 2001, there is no impairment to the Company's long-lived assets and, therefore, there will be no impairment charges when the Company adopts SFAS No. 142 on January 1, 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently evaluating the impact, if any, of SFAS No. 144 on its financial position, results of operation and cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had $285.6 million of total debt outstanding at December 31, 2001. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under the Credit Facility. The interest rate for borrowings under the Credit Facility varies with LIBOR or the prime rate, at the Company's option.

     As a requirement of the Credit Facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the Credit Facility. The interest rate swap agreement effectively fixes the Company's borrowing rate at 7.8% on $97 million at December 31, 2001 and expires on December 17, 2003. Therefore, the Company has effectively fixed the interest on $282 million of its indebtedness at December 31, 2001. Given that approximately 99% of the Company's borrowings at December 31, 2001 are at fixed interest rates, a change in rates by 10% would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

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

NAME                              AGE             POSITION(S)              DIRECTOR SINCE
----                              ---             -----------              --------------
Bernard L. Schwartz*............  76    Chairman of the Board and Chief         1989
                                        Executive Officer
David J. Brand**................  41    Director                                1997
Herbert R. Brinberg*............  76    Director                                1989
Robert B. Hodes*................  76    Director                                1997
Ronald H. Kisner*...............  53    Director and Secretary                  1989
John R. Paddock*................  48    Director                                1989
A. Robert Towbin***.............  66    Director                                1989
Alan H. Washkowitz**............  61    Director                                1989
Donald E. Fogelsanger...........  76    Vice Chairman
Kenneth M. Schwartz.............  50    President and Chief Operating
                                        Officer
Dirkson R. Charles..............  38    Chief Financial Officer

---------------

  * Designated as director by BLS pursuant to the Stockholders Agreement.

 ** Designated as director by the Lehman Investors pursuant to the Stockholders
    Agreement.

*** Designated as independent director by BLS and the Lehman Investors pursuant to the Stockholders Agreement.

     Mr. Bernard L. Schwartz has been Chairman and Chief Executive Officer of the Company since 1989. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Space & Communications Ltd. since April 1996. From 1972 to April 1996 Mr. Schwartz was Chairman and Chief Executive Officer of Loral Corporation. Mr. Schwartz is a Director of Loral Cyberstar, Inc., a Director of Satelites Mexicanos, S.A. de C.V., a Director of First Data Corporation, a Trustee of Mount Sinai-NYU Medical Center and Health System and a Trustee of Thirteen/WNET Educational Broadcasting Corporation.

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

     Mr. Hodes is Counsel to the law firm of Willkie Farr & Gallagher with which he has been associated since 1949. He is a Director of W.R. Berkley Corporation, LCH Investments N.V., Loral Space & Communications Ltd., Mueller Industries, Inc., Restructured Capital Holdings Ltd. and R.V.I. Guaranty Co., Ltd.

     Mr. Kisner has been Secretary of the Company since 1997 and employed by the Company since January 1999. He was a member of the law firm of Chekow & Kisner, P.C., from 1984 until 1999. From 1982 to 1984, Mr. Kisner was a sole practitioner. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held such offices as Secretary, Vice President and Director.

     Dr. Paddock is a licensed psychologist who has maintained an independent practice of psychotherapy, assessment and consultation in Atlanta, Georgia since 1982. He has also been President of the Georgia Psychological Association (1993-1994). He holds appointments in the Departments of Psychology and Psychiatry at Emory University.

     Mr. Towbin is a Managing Director of Stephens, Inc. From January 2000 to November 2001 he was Co-Chairman of C. E. Unterberg Towbin. From September of 1995 to January 2000 he was Senior Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and later Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers and Co-head, High Technology Investment Banking from January 1987 until January of 1994. Mr. Towbin was Vice Chairman and a Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. and its predecessor companies from 1959 to 1987. Mr. Towbin is also a Director of Gerber Scientific, Inc., Globalstar Telecommunications Ltd., and Globecomm Systems, Inc.

     Mr. Washkowitz is a Managing Director of Lehman Brothers and Head of the Merchant Banking Group, and is responsible for the oversight of Merchant Banking Fund II and its affiliated investment vehicles, as well as their predecessor, Merchant Banking Fund I. He has served on the Investment Committee for 14 years, and he also is a member of Lehman Brothers' Commitment Committee and Fairness Opinion Committee. Mr. Washkowitz joined Kuhn Loeb & Co. in 1968. He became a general partner of Lehman Brothers in 1977 when Kuhn Loeb was acquired and a Managing Director of Lehman Brothers in 1978. Prior to joining the Merchant Banking Group in 1988, Mr. Washkowitz headed the Financial Restructuring Group, which advised distressed companies and their creditors on a wide range of business and financial issues. Mr. Washkowitz is a Director of L-3 Communications Corporation, Peabody Energy Corporation and C.P. Kelco.

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

  AIRCRAFT BRAKING SYSTEMS CORPORATION

NAME                                    AGE                  POSITION
----                                    ---                  --------
Frank P. Crampton.....................  58    Senior Vice President -- Marketing
Richard W. Johnson....................  58    Senior Vice President -- Finance and
                                              Administration
James J. Williams.....................  46    Senior Vice President -- Operations
Gary M. Rimlinger.....................  54    Vice President -- Engineering

  ENGINEERED FABRICS CORPORATION

NAME                                    AGE                  POSITION
----                                    ---                  --------
John A. Skubina.......................  47    President
Richard P. Arsenault..................  44    Vice President -- Finance
Terry L. Lindsey......................  57    Vice President -- Marketing
Anthony G. McCann.....................  42    Vice President -- Operations
Dan C. Sydow..........................  65    Vice President -- Engineering

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

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the years ended December 31, 2001, 2000 and 1999, paid to the chief executive officer and each of the other four most highly compensated executive officers of the Company and the Company's subsidiaries.

                                                                      LONG-TERM
                                                                    COMPENSATION
                                        ANNUAL COMPENSATION       -----------------
                                      -----------------------     OPTIONS    LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    SALARY         BONUS       GRANTED   PAYOUTS   COMPENSATION(A)
---------------------------    ----   ---------     ---------     -------   -------   ---------------
                                         ($)           ($)          (#)       ($)           ($)
Bernard L. Schwartz.........   2001   2,060,259(b)  5,483,700         --        --            --
Chairman of the Board and      2000   2,082,572(b)  7,300,200         --        --            --
Chief Executive Officer        1999   2,084,224(b)  6,095,300         --        --            --
Kenneth M. Schwartz.........   2001     485,000(b)    120,000         --    60,000        12,518
President and Chief
  Operating                    2000     476,155(b)    850,000(c)   2,500    53,333        11,140
Officer of K & F Industries,
  Inc.                         1999     435,000(b)    175,000         --    48,333         5,856
Donald E. Fogelsanger.......   2001     235,000        96,000         --    58,334        31,646
Vice Chairman of               2000     235,000       410,000(c)      --    55,000        30,382
K & F Industries, Inc.         1999     235,000       150,000         --    53,333        32,976
Dirkson R. Charles..........   2001     200,000        63,000         --    46,333         8,916
Chief Financial Officer of     2000     185,000       525,000(c)     750    39,333         7,888
K & F Industries, Inc.         1999     170,000        90,000         --    34,333         7,596
Ronald H. Kisner............   2001     180,000        54,000         --    41,667        12,576
Director and Secretary of      2000     170,000       430,000(c)   1,250    35,000        11,552
K & F Industries, Inc.         1999     160,000        75,000         --    21,667        23,254

---------------

(a) Includes the following: (i) Company contributions to individual 401(k) plan accounts for the years ended December 31, 2001, 2000 and 1999, respectively:
    Mr. K. Schwartz -- $6,120, $5,057 and $4,800; Mr. Fogelsanger -- $6,120,
    $5,086 and $4,800; Mr. Charles -- $6,120, $5,092 and $4,800; Mr. Kisner --
    $6,120, $5,096 and $4,798; and (ii) the compensation element of supplemental life insurance programs for the years ended December 31, 2001, 2000 and 1999, respectively: Mr. K. Schwartz -- $6,398, $6,083 and $1,056; Mr.
    Fogelsanger -- $25,526, $25,296 and $28,176; Mr. Charles -- $2,796, $2,796
    and $2,796; Mr. Kisner  -- $6,456, $6,456 and $6,456. Mr. Kisner also received a Board of Directors fee of $12,000 in 1999.

(b) The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. BLS designated that $150,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for each of the three years in the period ended December 31, 2001.

(c) In 2000, the Board of Directors awarded special bonuses to various directors, officers and employees, including: $650,000 for Mr. K. Schwartz; $250,000 for Mr. Fogelsanger; $420,000 for Mr. Charles; and $340,000 for Mr. Kisner.

                       OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options by the Company during the year ended December 31 2001 to the individuals named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR-END OPTIONS VALUES

     The following sets forth information as to the exercise of stock options during the year ended December 31, 2001 and the value of unexercised stock options at year-end. The Company's stock is not publicly traded.

                                                                                             VALUE OF
                                                                             NUMBER OF      UNEXERCISED
                                                                            UNEXERCISED    IN-THE-MONEY
                                                                            OPTIONS AT      OPTIONS AT
                                                                             FY-END(#)       FY-END($)
                                                 SHARES                    -------------   -------------
                                               ACQUIRED ON      VALUE      EXERCISABLE/    EXERCISABLE/
NAME                                           EXERCISE(#)   REALIZED($)   UNEXERCISABLE   UNEXERCISABLE
----                                           -----------   -----------   -------------   -------------
Bernard L. Schwartz..........................       0             0                 0/0         0/0
Kenneth M. Schwartz..........................       0             0         3,458/3,042         0/0
Donald E. Fogelsanger........................       0             0           1,875/625         0/0
Dirkson R. Charles...........................       0             0         2,538/1,662         0/0
Ronald H. Kisner.............................       0             0         2,180/1,720         0/0

LONG-TERM INCENTIVE PLAN AWARDS

     Under the Company's long-term incentive plan designed to provide an incentive to encourage attainment of Company objectives and retain and attract key executives of the Company, a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the Company has achieved at least a 10% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. No awards were earned during the year ended December 31, 2001. The following awards were earned for the individuals named in the Summary Compensation Table during the years ended December 31, 2000 and 1999, respectively: Mr. K. Schwartz $92,000 and $70,000; Mr. Fogelsanger $79,000 and $65,000; Mr. Charles $67,000 and $55,000; and Mr. Kisner $61,000 and
$50,000.

THE RETIREMENT PLAN

     The Company established, effective May 1, 1989, as amended, the K & F Industries Retirement Plan for Salaried Employees (the "Company Retirement Plan" or the "Plan"), a defined benefit pension plan. The Company has received a favorable initial determination letter from the Internal Revenue Service that the Company Retirement Plan is a qualified plan under the Internal Revenue Code. The Company Retirement Plan was amended in 2001 to comply with changes mandated by law and it has been submitted to the Internal Revenue Service for determination of continuing qualification. The terms of the Company Retirement Plan are as follows: a non-contributory benefit and a contributory benefit. The cost of the former is borne by the Company; the cost of the latter is borne partly by the Company and partly by the participants. Salaried employees who have completed at least six months of service and satisfied a minimum earnings level are eligible to participate in the contributory portion of the Company Retirement Plan; salaried employees become participants in the non-contributory portion on their date of hire. The Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Plan provides an annual benefit equal to the greater of: 60% of the participant's aggregate contributions or average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (a) 2.4% times years of continuous service up to 10, plus, (b) 1.8% times additional years of such service up to 20, plus, (c) 1.2% times additional years of such service up to 30, plus, (d) 0.6% times all additional such service above 30 years.

     Effective January 1, 1990, the Plan was amended for eligible employees of K & F and Aircraft Braking Systems to provide an annual benefit equal to (a) the accrued benefit described above as of December 31, 1989, plus (b) a non-contributory benefit for each year of credited service after January 1, 1990, of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (c) for each year of contributory service on and after January 1, 1990, a contributory benefit of (i) for 14 years of contributory service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of contributory service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (c) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has
(a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under the Company Retirement Plan are subject to a statutory ceiling of $140,000 per participant. Participants are fully vested in their accrued benefits under the Company Retirement Plan after five years of credited service with the Company.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in the Company Retirement Plan and the supplemental plan are: $224,000 for Mr. B. Schwartz; $362,000 for Mr. K. Schwartz; $177,000 for Mr. Fogelsanger; $255,000 for Mr. Charles; and $108,000 for Mr. Kisner. The retirement benefits have been computed on the assumption that (a) employment will be continued until normal retirement at age 65 or current age if greater; (b) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (c) participation in the contributory portion of the plan will continue at current levels. The Company has a similar plan at Engineered Fabrics.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan for Salaried Employees.

COMPENSATION OF DIRECTORS

     The Board of Directors held four meetings during the year ended December 31, 2001. Members of the Board of Directors are entitled to receive a director's fee of $12,000 per year. Messrs. Brand, Kisner and Washkowitz did not receive director's fees during the year ended December 31, 2001. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

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

                                    PART IV

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the capital stock of the Company as of December 31, 2001.

                                                           NUMBER OF SHARES    PERCENTAGE
                                                              OF COMMON       OWNERSHIP OF
                                                               STOCK**        CAPITAL STOCK
                                                           ----------------   -------------
Bernard L. Schwartz......................................      370,199            50.00%
Lehman Brothers Merchant Banking Portfolio Partnership
  L.P.(a)*...............................................      180,228            24.34
Lehman Brothers Offshore Investment Partnership
  L.P.(b)*...............................................       48,880             6.60
Lehman Brothers Offshore Investment Partnership -- Japan
  L.P.(b)*...............................................       18,591             2.51
Lehman Brothers Capital Partners II, L.P.(c)*............      122,500            16.55
                                                               -------           ------
                                                               740,398           100.00%
                                                               =======           ======

---------------

 *   Collectively referred to as the "Lehman Investors."

** The executive officers named in Item 11 hold options covering 10,051 shares, and executive officers and directors as a group hold options covering 18,526 shares, which may be acquired within 60 days pursuant to the exercise of the options.

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

STOCKHOLDERS AGREEMENT

     In connection with the Recapitalization, BLS and the Lehman Investors (collectively, the "Stockholders") entered into a Stockholders Agreement dated as of October 15, 1997 (the "Stockholders Agreement"). The Stockholders Agreement contains certain restrictions with respect to the transferability of the Company's capital stock, subject to certain exceptions. The Stockholders Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders Agreement will terminate at such time as more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities (collectively, "Common Equivalents") then outstanding have been sold pursuant to one or more public offerings, except that the registration rights contained therein (as described below) continue as to any common stock held by the Stockholders as long as they own their shares and the voting provisions contained therein terminate on October 15, 2007.

     The Stockholders Agreement provides that the Company's Board of Directors be comprised initially of nine directors. Under the Stockholders Agreement, BLS is entitled to appoint five directors, the Lehman Investors are entitled to appoint three directors and BLS and the Lehman Investors are jointly entitled to designate one independent director. Upon the death, retirement or resignation as Chairman or Chief Executive Officer or permanent disability of BLS, the Lehman Investors and the BLS Group (as defined in the Stockholders Agreement) will each be entitled to designate 50% of the members of the Board of Directors.

The Company's By-laws provide that for, so long as there is a director designated by the Lehman Investors, certain corporate actions will require the vote of at least one director designated by the Lehman Investors, including (with certain exceptions) (i) mergers, consolidations or recapitalization, (ii) issuances of capital stock, (iii) repurchases of and dividends on capital stock,
(iv) issuance of employee options to purchase more than 50,000 shares of capital stock, (v) dissolution or liquidation of the Company, (vi) acquisition, sale or exchange of assets in excess of $5 million, (vii) the incurrence of debt or liens in excess of $10 million in the aggregate, (viii) the making of loans, investments or capital expenditures in excess of $10 million in each case in any single year, (ix) transactions with affiliates, (x) prepayments of or amendments to any amount of financing in excess of $10 million, (xi) amendment of the Certificate of Incorporation and By-laws of the Company, (xii) engaging in new businesses or ventures and (xiii) certain employee compensation and other matters.

     The Stockholders Agreement provides that any time after the earlier of (i) the fifth anniversary of the Recapitalization, (ii) six months following the death of BLS or (iii) upon the resignation or retirement of BLS as Chairman or Chief Executive Officer, either the BLS Group or the Lehman Investors (the "Put Party") may request an appraisal of the value of the capital stock of the Company (the "Appraised Value") and may notify the other party of its desire to sell all of its and its transferees' capital stock for a pro rata share of such Appraised Value. The other party may elect to purchase such capital stock, arrange for the purchase of such capital stock by a third party or notify the Put Party that it does not intend to purchase, or arrange for the purchase by a third party of such capital stock. If the other party is unable or chooses not to arrange for and consummate the purchase of such capital stock, the BLS Group and the Lehman Investors shall cause the Company to be sold as an entirety if such sale can be arranged for a price at least equal to the Appraised Value (subject to reduction by no more than 10% under specified circumstances). Any sale of the Company as an entirety shall include all Stockholders and the proceeds thereof shall be allocated among the Stockholders in accordance with their stock ownership.

     Notwithstanding other restrictions on transfer set forth in the Stockholders Agreement, from and after March 3, 2001, the Lehman Investors have the right to transfer capital stock to a third party, subject to specified conditions. The put-sale rights of the Lehman Investors described above and the rights of the Lehman Investors to designate 50% of the members of the Board of Directors upon the death, retirement, resignation or disability of BLS will terminate upon any such transfer.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

     BLS owns 50% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd. ("Loral Space"). Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $5,483,700, $7,300,200 and $6,095,300 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company reimburses Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes this arrangement is as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers Inc. ("Lehman Brothers") and the Company, Lehman Brothers has agreed to act as exclusive financial adviser to the Company and the Company has agreed to pay Lehman Brothers customary fees for services when rendered. During the three years ended December 31, 2001, no amounts were paid under this agreement. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders Agreement and the Company's By-laws.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Index to Financial Statements:

                                                               PAGE
                                                               ----
K & F Industries, Inc. -- Consolidated Financial Statements:
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................   F-3
Consolidated Statements of Stockholders' Deficiency for the
  Years Ended December 31, 2001, 2000 and 1999..............   F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................   F-5
Notes to Consolidated Financial Statements..................   F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.04 through 10.09 and 10.11, 10.12, 10.19, 10.40 and 10.41 are management contracts or compensation plans.

  (b) Reports on Form 8-K: No reports on Form 8-K were filed for the three months ended December 31, 2001.

     Exhibits: See exhibit index below.

  (c) Exhibits

1.01    --   Purchase Agreement dated as of October 9, 1997 between the
             Company and Lehman Brothers Inc. and Unterberg Harris(10)
2.01    --   Agreement for Sale and Purchase of Assets dated March 26,
             1989 between Loral Corporation and the Registrant(1)
2.02    --   Stock Purchase Agreement dated September 15, 1997 among the
             Company and the Stockholders of the Company(10)

2.03    --   First Amendment to Stock Purchase Agreement dated as of
             October 15, 1997 among the Company and the Stockholders
             named therein(10)
3.01    --   Amended and Restated Certificate of Incorporation of the
             Company(10)
3.02    --   Amended and Restated By-Laws of the Company(10)
4.01    --   Indenture dated October 15, 1997 for the 9 1/4% Notes
             between the Company and State Street Bank and Trust Company, as trustee(10)
4.02    --   Indenture dated as of August 15, 1996 for the 10 3/8% Notes between the Company and Fleet National Bank, as trustee(9)
4.03    --   Indenture dated as of June 1, 1992 for the 11 7/8% Notes
             between the Company and the Bank of New York, as trustee(5)
4.04    --   Pledge Agreement dated as of June 10, 1992 between the
             Company and the Bank of New York, as collateral trustee(5)
10.01   --   Securities Purchase Agreement dated as of April 27, 1989
             among the Company, BLS and Lehman Brothers Holdings Inc.
             ("LBH")(1)
10.02   --   Assumption Agreement dated as of April 27, 1989(1)
10.03   --   Shared Services Agreement dated as of April 27, 1996 between
             Lockheed Martin Tactical Defense Systems -- Akron and
             Aircraft Braking Systems(10)
10.04   --   Amended and Restated Director Advisory Agreement dated as of
             October 15, 1997 between the Company and BLS(10)
10.05   --   Non-Competition Agreement dated as of April 27, 1989 between the Company and BLS(1)
10.06   --   K & F Industries, Inc. Retirement Plan for Salaried
             Employees(5)
10.07   --   K & F Industries, Inc. Savings Plan for Salaried
             Employees(5)
10.08   --   Goodyear Aerospace Corporation Supplemental Unemployment
             Benefits Plan for Salaried Employees -- Plan A(1)
10.09   --   The Loral Systems Group Release and Separation Allowance
             Plan(1)
10.10   --   Letter Agreement dated April 27, 1989 between the Company
             and LBH(1)
10.11   --   K & F Industries, Inc. 1989 Stock Option Plan(2)
10.12   --   K & F Industries, Inc. Executive Deferred Bonus Plan(2)
10.13   --   Securities Purchase Agreement dated as of July 22, 1991
             among the Company, BLS and the Lehman Investors(4)
10.14   --   Securities Purchase Agreement among the Company, BLS and the
             Lehman Investors dated September 2, 1994(6)
10.15   --   Amended and Restated Stockholders Agreement dated as of
             September 2, 1994 by and among the Company, BLS, the Lehman
             Investors, Chase Capital Partners and Loral Space(6)
10.16   --   Agreement dated as of September 2, 1994 between the Company and Loral Space(6)
10.17   --   Amendment of Stockholders Agreement dated November 8,
             1994(6)
10.18   --   Securities Conversion Agreement among the Company and the
             Converting Stockholders, dated November 8, 1994(6)
10.19   --   K & F Industries, Inc. Supplemental Executive Retirement
             Plan(8)
10.20   --   Amended and Restated Credit Agreement dated as of August 14,
             1996 among Aircraft Braking Systems ("ABS"), Engineered
             Fabrics Corporation ("EFC"), the Lenders (as defined
             therein), Lehman Commercial Paper, Inc., as Documentation
             Agent, and Chase Securities Inc., individually and as agent for the Lenders ("Chase")(9)
10.21   --   Amended and Restated Security Agreement dated as of August
             14, 1996 between ABS and Chase(9)
10.22   --   Amended and Restated Security Agreement dated as of August
             14, 1996 between EFC and Chase(9)

10.23   --   Revolving Credit Note dated as of August 14, 1996 executed by each of ABS and EFC in favor of NBD Bank(9)
10.24   --   Facility A Notes dated as of August 14, 1996 executed by
             each of ABS and EFC in favor of NBD Bank(9)
10.25   --   Amended and Restated K & F Agreement dated as of August 14,
             1996 between the Company and Chase(9)
10.26   --   Amended and Restated Subordination Agreement dated as of
             August 14, 1996 between ABS and Chase(9)
10.27   --   Amended and Restated Subordination Agreement dated as of
             August 14, 1996 between EFC and Chase(9)
10.28   --   Purchase Agreement dated August 12, 1996 among the Company,
             Lehman Brothers Inc. and Chase Securities Inc.(9)
10.29   --   Registration Rights Agreement dated as of August 15, 1996
             among the Company, Lehman Brothers Inc. and Chase Securities
             Inc.(9)
10.30   --   Credit Agreement dated as of October 15, 1997 among ABS,
             EFC, the Lenders (as defined therein), Lehman Commercial
             Paper, Inc., as Documentation Agent, and The First National
             Bank of Chicago ("FNBC"), as Administrative Agent(10)
10.31   --   Guarantee and Collateral Agreement dated as of October 15,
             1997 among the Company, ABS, EFC, certain subsidiaries named therein and FNBC, as Collateral Agent(10)
10.32   --   Subordination Agreement dated as of October 15, 1997 between
             ABS and FNBC(10)
10.33   --   Subordination Agreement dated as of October 15, 1997 between
             EFC and FNBC(10)
10.34   --   Intercreditor Agreement dated as of October 15, 1997 among the Pension Benefit Guaranty Corporation ("PBGC"), FNBC,
             ABS, EFC and the Company(10)
10.35   --   K & F Agreement dated as of October 15, 1997 executed by the
             Company in favor of FNBC(10)
10.36   --   Settlement Agreement dated as of October 15, 1997 between
             the Company and PBGC(10)
10.37   --   Registration Rights Agreement dated as of October 15, 1997 between the Company and Lehman Brothers Inc. and Unterberg
             Harris(10)
10.38   --   Dealer Manager Agreement dated as of September 15, 1997
             between Lehman Brothers Inc. and the Company(10)
10.39   --   Stockholders' Agreement dated as of October 15, 1997 between the Company and the Stockholders identified therein(10)
10.40   --   K & F Industries, Inc. 1998 Stock Option Plan(11)
10.41   --   K & F Industries, Inc. Supplemental Executive Retirement
             Plan, as amended(12)
10.42   --   Agreement dated as of January 1, 2000 between the Company
             and Loral Space(13)
12.01   --   Statement of computations of ratio of earnings to fixed
             charges(10)
21.01   --   Subsidiaries of the Registrant(1)
24.01   --   Powers of Attorney (included on signature page)

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

(13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

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

Date: March 29, 2002

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

SIGNATURE                                                        TITLE                       DATE
---------                                                        -----                       ----



                       *                              Chairman of the Board, Chief      March 29, 2002
------------------------------------------------     Executive Officer and Director
              Bernard L. Schwartz                    (principal executive officer)




            /s/ KENNETH M. SCHWARTZ                  President and Chief Operating      March 29, 2002
------------------------------------------------                Officer
              Kenneth M. Schwartz




             /s/ DIRKSON R. CHARLES                Chief Financial Officer (principal   March 29, 2002
------------------------------------------------   financial and accounting officer)
               Dirkson R. Charles




                       *                                        Director                March 29, 2002
------------------------------------------------
                 David J. Brand




                       *                                        Director                March 29, 2002
------------------------------------------------
              Herbert R. Brinberg




                       *                                        Director                March 29, 2002
------------------------------------------------
                Robert B. Hodes




                       *                                        Director                March 29, 2002
------------------------------------------------
                Ronald H. Kisner




                       *                                        Director                March 29, 2002
------------------------------------------------
                John R. Paddock




                       *                                        Director                March 29, 2002
------------------------------------------------
                A. Robert Towbin




                       *                                        Director                March 29, 2002
------------------------------------------------
               Alan H. Washkowitz




          *By: /s/ KENNETH M. SCHWARTZ                      Attorney-in-Fact            March 29, 2002
     ------------------------------------------
              Kenneth M. Schwartz

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
January 25, 2002

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  5,136,000   $  6,477,000
  Accounts receivable -- net................................    43,595,000     46,765,000
  Inventory.................................................    60,510,000     63,983,000
  Other current assets......................................       666,000      1,634,000
  Deferred tax asset........................................            --      4,260,000
                                                              ------------   ------------
          Total current assets..............................   109,907,000    123,119,000
                                                              ------------   ------------
Property, Plant and Equipment -- Net........................    70,041,000     73,036,000
Prepaid Pension Cost........................................            --     23,683,000
Deferred Charges -- Net of amortization of $17,353,000 and
  $13,622,000...............................................    41,126,000     32,120,000
Goodwill -- Net of amortization of $77,365,000 and
  $71,257,000...............................................   167,011,000    162,679,000
Intangible Assets -- Net of amortization of $35,738,000 and
  $35,060,000...............................................    15,923,000     15,448,000
                                                              ------------   ------------
Total Assets................................................  $404,008,000   $430,085,000
                                                              ============   ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable..........................................  $ 14,181,000   $ 18,373,000
  Notes payable.............................................            --      3,900,000
  Current portion of long-term debt.........................     1,500,000      1,500,000
  Interest payable..........................................     3,712,000      4,148,000
  Other current liabilities.................................    51,291,000     49,503,000
                                                              ------------   ------------
          Total current liabilities.........................    70,684,000     77,424,000
                                                              ------------   ------------
Pension Liabilities.........................................     5,685,000             --
Deferred Income Taxes.......................................     8,213,000             --
Postretirement Benefit Obligation Other Than Pensions.......    79,656,000     79,687,000
Other Long-Term Liabilities.................................    13,898,000      5,355,000
Long-Term Debt..............................................   284,125,000    345,625,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Deficiency:
  Common stock, $.01 par value -- authorized, 1,000,000
     shares; issued and outstanding, 740,398 shares.........         7,000          7,000
  Additional paid-in capital................................   (63,259,000)   (63,259,000)
  Retained earnings (deficit)...............................    21,273,000    (14,711,000)
  Accumulated other comprehensive loss......................   (16,274,000)       (43,000)
                                                              ------------   ------------
          Total stockholders' deficiency....................   (58,253,000)   (78,006,000)
                                                              ------------   ------------
Total Liabilities and Stockholders' Deficiency..............  $404,008,000   $430,085,000
                                                              ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Net sales..........................................  $355,334,000   $375,890,000   $355,951,000
Cost of sales......................................   204,036,000    199,459,000    197,757,000
                                                     ------------   ------------   ------------
Gross margin.......................................   151,298,000    176,431,000    158,194,000
Independent research and development...............    16,188,000     15,763,000     13,996,000
Selling, general and administrative expenses.......    30,273,000     37,666,000     33,245,000
Amortization.......................................     8,837,000      8,118,000      8,773,000
                                                     ------------   ------------   ------------
Operating income...................................    96,000,000    114,884,000    102,180,000
Interest expense, net of interest income of
  $243,000, $318,000 and $281,000..................    32,569,000     35,993,000     40,396,000
                                                     ------------   ------------   ------------
Income before income taxes.........................    63,431,000     78,891,000     61,784,000
Income tax (provision) benefit.....................   (27,447,000)   (14,906,000)    12,136,000
                                                     ------------   ------------   ------------
          Net income...............................  $ 35,984,000   $ 63,985,000   $ 73,920,000
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                ACCUMULATED
                               COMMON STOCK                                        OTHER
                             ----------------    ADDITIONAL      RETAINED      COMPREHENSIVE   COMPREHENSIVE
                             SHARES               PAID-IN        EARNINGS         INCOME          INCOME
                             ISSUED    AMOUNT     CAPITAL        (DEFICIT)        (LOSS)          (LOSS)
                             -------   ------   ------------   -------------   -------------   -------------
Balance, January 1, 1999...  740,398   $7,000   $(63,259,000)  $(152,616,000)  $    258,000
  Net Income...............                                       73,920,000                   $ 73,920,000
  Cumulative translation
    adjustments............                                                         (44,000)        (44,000)
                             -------   ------   ------------   -------------   ------------    ------------
Balance, December 31,
  1999.....................  740,398   7,000     (63,259,000)    (78,696,000)       214,000    $ 73,876,000
                                                                                               ============
  Net Income...............                                       63,985,000                   $ 63,985,000
  Cumulative translation
    adjustments............                                                        (257,000)       (257,000)
                             -------   ------   ------------   -------------   ------------    ------------
Balance, December 31,
  2000.....................  740,398   7,000     (63,259,000)    (14,711,000)       (43,000)   $ 63,728,000
                                                                                               ============
  Net Income...............                                       35,984,000                   $ 35,984,000
  Cumulative translation
    adjustments............                                                         (87,000)        (87,000)
  Cumulative effect of
    adoption of SFAS No.
    133 (net of tax benefit
    of $373,000)...........                                                        (550,000)       (550,000)
  Amortization of
    transition adjustment
    included in interest
    expense (net of tax of
    $122,000)..............                                                         184,000         184,000
  Additional minimum
    pension liability (net
    of tax benefit of
    $12,034,000)...........                                                     (15,778,000)    (15,778,000)
                             -------   ------   ------------   -------------   ------------    ------------
Balance, December 31,
  2001.....................  740,398   $7,000   $(63,259,000)  $  21,273,000   $(16,274,000)   $ 19,753,000
                             =======   ======   ============   =============   ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net income................................................  $ 35,984,000   $ 63,985,000   $ 73,920,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................     8,052,000      8,010,000      8,495,000
    Amortization............................................     8,837,000      8,118,000      8,773,000
    Non-cash interest expense -- amortization of deferred
      financing charges.....................................     1,680,000      1,755,000      1,836,000
    Non-cash interest expense -- change in fair market value
      of interest rate swap.................................     3,935,000             --             --
    Provision for losses on accounts receivable.............       512,000        109,000        161,000
    Deferred income taxes...................................    24,507,000     13,803,000    (13,258,000)
    Changes in assets and liabilities:
      Accounts receivable...................................     2,625,000      4,897,000    (16,058,000)
      Inventory.............................................     3,419,000      4,707,000      1,421,000
      Other current assets..................................       (32,000)       167,000       (128,000)
      Prepaid pension costs.................................       940,000     (5,869,000)    (4,007,000)
      Accounts payable......................................    (4,192,000)       686,000      2,359,000
      Notes payable.........................................    (3,900,000)     3,900,000             --
      Interest payable......................................      (436,000)      (358,000)      (627,000)
      Other current liabilities.............................    (4,363,000)     6,652,000     (3,652,000)
      Postretirement benefit obligation other than
        pensions............................................       (31,000)     1,020,000      2,711,000
      Other long-term liabilities...........................       (47,000)      (911,000)    (1,398,000)
                                                              ------------   ------------   ------------
        Net cash provided by operating activities...........    77,490,000    110,671,000     60,548,000
                                                              ------------   ------------   ------------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (5,057,000)    (9,845,000)   (10,413,000)
  Deferred charges..........................................   (11,737,000)    (5,763,000)    (7,892,000)
  Payment for intangible assets.............................      (537,000)            --             --
  Purchase of intellectual property.........................             -     (5,670,000)            --
                                                              ------------   ------------   ------------
        Net cash used in investing activities...............   (17,331,000)   (21,278,000)   (18,305,000)
                                                              ------------   ------------   ------------
Cash Flows From Financing Activities:
  Payments of senior revolving loan.........................   (66,000,000)   (95,000,000)   (59,000,000)
  Borrowings under senior revolving loan....................    46,000,000    108,000,000     66,000,000
  Payments on long-term debt................................   (41,500,000)   (99,500,000)   (58,500,000)
  Proceeds from sale and leaseback transaction..............            --             --      5,997,000
                                                              ------------   ------------   ------------
        Net cash used in financing activities...............   (61,500,000)   (86,500,000)   (45,503,000)
                                                              ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents........    (1,341,000)     2,893,000     (3,260,000)
Cash and cash equivalents, beginning of year................     6,477,000      3,584,000      6,844,000
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year......................  $  5,136,000   $  6,477,000   $  3,584,000
                                                              ============   ============   ============
Supplemental Information:
  Interest paid during the year.............................  $ 27,633,000   $ 34,914,000   $ 39,468,000
                                                              ============   ============   ============
  Income taxes paid during the year.........................  $  2,467,000   $  1,550,000   $  1,658,000
                                                              ============   ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 86% of the Company's total revenues during the year ended December 31, 2001, and Engineered Fabrics Corporation ("Engineered Fabrics") (collectively, the "Subsidiaries"), which generated approximately 14% of the Company's total revenues during the year ended December 31, 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of K & F Industries, Inc. and the Subsidiaries. All material intercompany accounts and transactions between these entities have been eliminated.

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

     Inventory -- Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. The Company evaluates the adequacy of these reserves quarterly.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements -- 8 to 40 years; machinery, equipment, furniture and fixtures -- 3 to 25 years; and leasehold improvements -- over the life of the applicable lease or 10 years, whichever is shorter.

     Deferred Charges -- Deferred charges consist primarily of financing costs ($4.5 million and $6.1 million, which is net of amortization (non-cash interest expense) of $7.6 million and $6.0 million at December 31, 2001 and 2000, respectively), and program participation costs ($36.7 million and $26.0 million, which is net of amortization of $9.7 million and $7.7 million at December 31, 2001 and 2000, respectively) paid in connection with the award of wheels, brakes and brake control equipment on various commercial programs. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over 6 to 10 years, which reflect the terms of the Company's debt.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Goodwill -- Goodwill is being amortized on the straight-line method over a period of 40 years. The Company reviews the goodwill for recoverability on an ongoing basis using undiscounted cash flows. Impairments would be recognized in operating results.

     Intangible Assets -- Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 3 to 30 years. During the year ended December 31, 2000, the Company purchased intellectual property (primarily consisting of patents, licenses, trade names and drawings) in connection with the Dornier 328 program in the amount of $5.7 million.

     Evaluation of Long-Lived Assets -- Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2001, 2000 and 1999 resulting from the Company's evaluations.

     Warranty -- Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued.

     Business and Credit Concentrations -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U. S. government accounted for approximately 21%, 17% and 15% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively. No other single customer accounted for 10% or more of consolidated revenues for the years then ended, and there were no significant accounts receivable from a single customer, except the U. S. government, at December 31, 2001 and 2000.

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

     Accounting Changes -- Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     As a requirement of its credit facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the credit facility.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $0.9 million ($0.6 million after tax) related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
years which is the remaining life of the interest rate swap agreement. During the year ended December 31, 2001, the change in fair market value of this derivative instrument resulted in a non-cash charge of $3.9 million, which is recorded in interest expense as this derivative was not designated as a hedging instrument.

     Accounting Pronouncements -- In June 2001, the Financial Accounting Standards board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

     SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company will adopt SFAS No. 142 on January 1, 2002, at which time amortization of goodwill will cease. At December 31, 2001, goodwill net of accumulated amortization was $167.0 million and the related amortization expense during each of the three years in the period ended December 31, 2001 was $6.1 million. Based on the Company's evaluations at December 31, 2001, there is no impairment to the Company's long-lived assets and, therefore, there will be no impairment charges when the Company adopts SFAS No. 142 on January 1, 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently evaluating the impact, if any, of SFAS No. 144 on its financial position, results of operation and cash flows.

     Reclassifications -- Certain amounts in the financial statements for the prior years have been reclassified to conform to the presentation in the current year.

3.  ACCOUNTS RECEIVABLE

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Accounts receivable, principally from commercial
  customers................................................  $37,266,000   $40,816,000
Accounts receivable on U.S. government and other long-term
  contracts................................................    6,976,000     6,093,000
Allowances.................................................     (647,000)     (144,000)
                                                             -----------   -----------
          Total............................................  $43,595,000   $46,765,000
                                                             ===========   ===========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

4.  INVENTORY

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Raw materials and work-in-process..........................  $29,458,000   $36,058,000
Finished goods.............................................   18,712,000    18,642,000
Inventoried costs related to U.S government and other
  long-term contracts......................................   12,340,000     9,283,000
                                                             -----------   -----------
          Total............................................  $60,510,000   $63,983,000
                                                             ===========   ===========

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Land.....................................................  $    661,000   $    661,000
Buildings and improvements...............................    37,351,000     36,894,000
Machinery, equipment, furniture and fixtures.............   132,160,000    127,820,000
                                                           ------------   ------------
  Total..................................................   170,172,000    165,375,000
Less accumulated depreciation and amortization...........   100,131,000     92,339,000
                                                           ------------   ------------
          Total..........................................  $ 70,041,000   $ 73,036,000
                                                           ============   ============

6.  OTHER CURRENT LIABILITIES

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Accrued payroll costs......................................  $18,086,000   $25,256,000
Accrued taxes..............................................    3,264,000     2,984,000
Accrued costs on long-term contracts.......................    3,420,000     3,172,000
Accrued warranty costs.....................................   12,619,000    10,789,000
Customer credits...........................................    2,766,000     2,693,000
Postretirement benefit obligation other than pensions......    3,000,000     3,000,000
Fair market value of interest rate swap....................    3,151,000            --
Other......................................................    4,985,000     1,609,000
                                                             -----------   -----------
          Total............................................  $51,291,000   $49,503,000
                                                             ===========   ===========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

7.  LONG-TERM DEBT

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Senior Revolving Loan....................................  $         --   $ 20,000,000
Senior Term Loan A.......................................    47,875,000     48,375,000
Senior Term Loan B.......................................    52,750,000     93,750,000
9 1/4% Senior Subordinated Notes due 2007................   185,000,000    185,000,000
                                                           ------------   ------------
Total....................................................   285,625,000    347,125,000
Less current maturities..................................     1,500,000      1,500,000
                                                           ------------   ------------
          Total..........................................  $284,125,000   $345,625,000
                                                           ============   ============

     At December 31, 2001, the Credit Facility consisted of a term loan facility in an aggregate principal amount of $100.6 million (the "Term Loans") and a revolving credit facility in an aggregate principal amount of up to $50 million (the "Revolving Loan"). The Term Loans consist of a Tranche A term loan ("Term Loan A") in the principal amount of $47.9 million and a Tranche B term loan ("Term Loan B") in the principal amount of $52.7 million. The interest rates under the Credit Facility are, at the Company's option, either the LIBOR or prime rate, in each case, plus a margin. At December 31, 2001 and 2000, the average interest rate on outstanding borrowings under the Credit Facility was 3.8% and 8.6%, respectively. As a requirement of the Credit Facility, during 1997 the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates under the Credit Facility. The interest rate swap agreement fixes the Company's LIBOR borrowing rate at 5.95% and expires on December 17, 2003. At December 31, 2001, the notional value on the interest rate swap agreement was $97 million and the fair value was approximately $4.6 million in favor of the counterparty, representing the amount the Company would pay if the agreement was terminated. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to current interest expense. This interest rate agreement effectively fixes the Company's borrowing rate at 7.8% on $97 million of borrowings at December 31, 2001. Obligations under the Credit Facility are secured by a lien on substantially all of the assets of the Subsidiaries and are guaranteed by K & F.

     Term Loan A is a six-year quarterly amortizing facility maturing October 15, 2003, with installments of $0.5 million due in 2002 and $47.4 million due in 2003. Term Loan B is an eight-year quarterly amortizing facility maturing December 31, 2004, with installments of $1.0 million per year due in years 2002 and 2003 and $50.7 million due in 2004. The Company is required to make mandatory reductions in the Credit Facility in the event of certain asset sales, the incurrence of certain additional indebtedness, and annually from a portion of excess cash flow (as defined). As a result of the excess cash flow calculation, $30 million was determined to be due in 2002; however, this prepayment obligation was satisfied by $40 million of voluntary prepayments in 2001.

     Scheduled debt maturities for the five years subsequent to December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       -----------
2002........................................................   $ 1,500,000
2003........................................................    48,375,000
2004........................................................    50,750,000
2005........................................................            --
2006........................................................            --

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The Credit Facility provides for Revolving Loans not to exceed $50 million, with up to $20 million available for letters of credit. The Revolving Loan commitment terminates on October 15, 2003. At December 31, 2001 and 2000, the Company had $48.2 million and $23.6 million available to borrow, respectively. At December 31, 2001 and 2000, the Company had outstanding letters of credit of $1.8 million and $6.4 million, respectively.

     The Credit Facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Credit Facility also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 2001.

     On October 15, 1997, the Company issued $185 million of 9 1/4% Notes which mature on October 15, 2007. The 9 1/4% Notes are not subject to a sinking fund. The 9 1/4% Notes may not be redeemed prior to October 15, 2002. On or after October 15, 2002, the Company may redeem the 9 1/4% Notes at descending premiums ranging from 104.625% in October 2002 to no premium after October 2005.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments reported on the balance sheet at December 31, 2001 and 2000 approximate their fair value, except as discussed below. See Note 7 for disclosure of the fair value of the Company's interest rate swap agreement.

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $285 million and $340 million at December 31, 2001 and 2000, respectively.

9.  CAPITAL STOCK

     a. The Company has two stock option plans which provide for the grant of non-qualified or incentive stock options to acquire an aggregate of 100,000 authorized but unissued shares of common stock. The options granted prior to 2000 are exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant. The options issued in 2000 and thereafter are exercisable in three equal installments on the first, second and third anniversaries of the date of grant. All options remain exercisable until the expiration of the option, which is 10 years from the date of the grant. All options granted in 1998 and 1997 were issued with an exercise price of $175 per share. All options granted thereafter were issued with an exercise price of $250 per share. Option exercise prices approximate fair market value at date of grant, as determined by the Board of Directors.

     Stock option activity is summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Outstanding at beginning of year...........................  54,400   43,075   47,350
Granted....................................................   1,600   11,850      900
Exercised..................................................      --       --       --
Canceled...................................................    (125)    (525)  (5,175)
                                                             ------   ------   ------
Outstanding at end of year.................................  55,875   54,400   43,075
                                                             ======   ======   ======
Exercisable options outstanding............................  32,525   18,000    7,719
                                                             ======   ======   ======
Available for future grant.................................  27,175   28,650   40,500
                                                             ======   ======   ======

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     At December 31, 2001, there were outstanding options for 41,525 and 14,350 shares that were exercisable at $175 per share and $250 per share and with weighted-average remaining contractual lives of 6.1 years and 8.6 years, respectively. At December 31, 2001, there were 28,350 options and 4,175 options exercisable at $175 per share and $250 per share, respectively.

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

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Components of other comprehensive income (loss) consist of the following:

                                                   AMORTIZATION
                                      CUMULATIVE   OF TRANSITION
                                      EFFECT OF     ADJUSTMENT      ADDITIONAL     ACCUMULATED
                        CUMULATIVE    CHANGE IN     INCLUDED IN      MINIMUM          OTHER
                        TRANSLATION   ACCOUNTING     INTEREST        PENSION      COMPREHENSIVE
                        ADJUSTMENTS   PRINCIPLE       EXPENSE       LIABILITY     INCOME (LOSS)
                        -----------   ----------   -------------   ------------   -------------
January 1, 1999.......   $ 258,000    $      --      $     --      $         --   $    258,000
1999 Change...........     (44,000)          --            --                --        (44,000)
                         ---------    ---------      --------      ------------   ------------
December 31, 1999.....     214,000           --            --                --        214,000
2000 Change...........    (257,000)          --            --                --       (257,000)
                         ---------    ---------      --------      ------------   ------------
December 31, 2000.....     (43,000)          --            --                --        (43,000)
2001 Change...........     (87,000)    (550,000)      184,000       (15,778,000)   (16,231,000)
                         ---------    ---------      --------      ------------   ------------
December 31, 2001.....   $(130,000)   $(550,000)     $184,000      $(15,778,000)  $(16,274,000)
                         =========    =========      ========      ============   ============

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

                                    PENSION BENEFITS           POSTRETIREMENT BENEFITS
                               ---------------------------   ---------------------------
                                      DECEMBER 31,                  DECEMBER 31,
                               ---------------------------   ---------------------------
                                   2001           2000           2001           2000
                               ------------   ------------   ------------   ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year..........  $ 94,060,000   $ 86,110,000   $ 78,644,000   $ 76,127,000
Service cost.................     3,971,000      2,405,000      1,611,000      1,720,000
Interest cost................     7,148,000      6,766,000      5,453,000      5,661,000
Plan participants'
  contributions..............       386,000        353,000        645,000        551,000
Amendments...................       274,000             --             --     (2,875,000)
Actuarial loss (gain)........     3,204,000      3,306,000     (4,702,000)       658,000
Benefits paid................    (5,198,000)    (4,880,000)    (3,765,000)    (3,198,000)
                               ------------   ------------   ------------   ------------
Benefit obligation at end of
  year.......................   103,845,000     94,060,000     77,886,000     78,644,000
                               ------------   ------------   ------------   ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year..........   102,763,000    101,299,000             --             --
Actual return on plan
  assets.....................    (5,177,000)       978,000             --             --
Employer contributions.......     1,032,000      5,013,000      3,120,000      2,647,000
Plan participants'
  contributions..............       386,000        353,000        645,000        551,000
Benefits paid................    (5,198,000)    (4,880,000)    (3,765,000)    (3,198,000)
                               ------------   ------------   ------------   ------------
Fair value of plan assets at
  end of year................    93,806,000    102,763,000             --             --
                               ------------   ------------   ------------   ------------
Funded status................   (10,039,000)     8,703,000    (77,886,000)   (78,644,000)
Unrecognized actuarial
  loss.......................    32,166,000     14,336,000      4,908,000      9,601,000
Unrecognized prior service
  cost.......................       616,000        644,000     (9,678,000)   (13,644,000)
                               ------------   ------------   ------------   ------------
Net amount recognized........  $ 22,743,000   $ 23,683,000   $(82,656,000)  $(82,687,000)
                               ============   ============   ============   ============
AMOUNTS RECOGNIZED IN THE
  BALANCE SHEET CONSIST OF:
Prepaid benefit cost.........  $         --   $ 24,521,000   $         --   $         --
Accrued benefit liability....    (5,685,000)      (838,000)   (82,656,000)   (82,687,000)
Intangible asset.............       616,000             --             --             --
Accumulated other
  comprehensive income.......    27,812,000             --             --             --
                               ------------   ------------   ------------   ------------
Net amount recognized........  $ 22,743,000   $ 23,683,000   $(82,656,000)  $(82,687,000)
                               ============   ============   ============   ============
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate................          7.50%          7.75%          7.50%          7.75%
Expected return on plan
  assets.....................          9.50           9.50             --             --
Rate of compensation
  increase...................          4.50           4.50           4.50           4.50

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

                                      PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                           --------------------------------------   ------------------------------------
                                  YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                           --------------------------------------   ------------------------------------
                              2001          2000          1999         2001         2000         1999
                           ----------   ------------   ----------   ----------   ----------   ----------
Service cost.............  $3,971,000   $  2,405,000   $2,900,000   $1,611,000   $1,720,000   $2,044,000
Interest cost............   7,148,000      6,766,000    6,216,000    5,453,000    5,661,000    5,671,000
Expected return on plan
  assets.................  (9,729,000)   (10,498,000)  (8,459,000)          --           --           --
Amortization of prior
  service cost...........     303,000        467,000      467,000   (3,966,000)  (3,966,000)  (3,730,000)
Recognized actuarial loss
  (gain).................     279,000          3,000      402,000       (9,000)     251,000    1,368,000
Special termination
  charge.................          --             --      574,000           --           --           --
                           ----------   ------------   ----------   ----------   ----------   ----------
Net periodic benefit cost
  (income)...............  $1,972,000   $  ( 857,000)  $2,100,000   $3,089,000   $3,666,000   $5,353,000
                           ==========   ============   ==========   ==========   ==========   ==========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $103.8 million, $99.5 million and $93.8 million, respectively, as of December 31, 2001.

     On October 28, 1999, the Company offered a voluntary early retirement incentive program to certain employees. The special benefit was the addition of three years of age and service to be immediately credited to their non-contributory pension benefit as well as three years of age credited to their contributory portion of such benefit. Twenty-two employees accepted the offer. As a result of the early retirement incentive program a $574,000 charge was recorded as part of the 1999 net periodic benefit cost.

     For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease to 4.5% for 2005 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                          ONE-PERCENTAGE-   ONE-PERCENTAGE-
                                                          POINT INCREASE    POINT DECREASE
                                                          ---------------   ---------------
Effect on total of service cost and interest cost
  components............................................    $  974,000        $  (794,000)
Effect on postretirement benefit obligation.............     9,678,000         (8,003,000)

     Investments held by the Company's pension plans consist primarily of S&P 500 equity securities and investment grade fixed income securities.

     Eligible employees also participate in the Company's Savings Plan. The Company matches 60% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally have vested to participating employees after five years of service. The matching contributions were $1,796,000, $1,609,000 and $1,530,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

12.  COMMITMENTS

     The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       ----------
2002........................................................   $3,548,000
2003........................................................    3,163,000
2004........................................................    3,251,000
2005........................................................    2,796,000
2006........................................................    1,448,000
Thereafter..................................................    5,048,000

     Rental expense was $4,608,000, $5,612,000 and $5,991,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

13.  CONTINGENCIES

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14.  INCOME TAXES

     The Company's benefit (provision) for income taxes consists of:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2001           2000          1999
                                              ------------   ------------   -----------
Current domestic provision..................  $ (2,653,000)  $ (1,412,000)  $(5,920,000)
Foreign provision...........................      (287,000)       309,000        (7,000)
Deferred tax provision......................   (24,507,000)   (13,803,000)   18,063,000
                                              ------------   ------------   -----------
Income tax (provision) benefit..............  $(27,447,000)  $(14,906,000)  $12,136,000
                                              ============   ============   ===========

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----   ------   ------
Statutory federal income tax rate...........................  35.0%    35.0%    35.0%
Change in the valuation allowance...........................   0.0    (18.8)   (60.5)
State tax...................................................   5.8      5.3      5.9
Foreign taxes and other.....................................   2.5     (2.6)      --
                                                              ----    -----    -----
Effective income tax rate...................................  43.3%    18.9%   (19.6)%
                                                              ====    =====    =====

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the net deferred tax asset (liability) are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Tax net operating loss carryforwards.....................  $  4,708,000   $ 24,708,000
Temporary differences:
  Postretirement and other employee benefits.............    44,112,000     32,669,000
  Intangibles............................................   (43,475,000)   (41,213,000)
  Program participation costs............................   (15,335,000)   (11,419,000)
  Other..................................................     1,777,000       (485,000)
                                                           ------------   ------------
Net deferred tax (liability) asset.......................  $ (8,213,000)  $  4,260,000
                                                           ============   ============

     The Company has tax net operating loss carryforwards of approximately $12 million at December 31, 2001. The tax net operating losses expire from 2011 through 2020, with $1 million of carryforwards expiring in 2011. In addition, the Company has $3.7 million of alternate minimum tax credits which may be carried forward indefinitely and used to offset future regular tax liability.

15.  RELATED PARTY TRANSACTIONS

     Bernard L. Schwartz ("BLS") owns 50% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd. ("Loral Space"). Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

     The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons designated by him. Such agreement will continue until BLS dies or is disabled or ceases to own a specified number of shares of common stock of the Company.

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $5,483,700, $7,300,200 and $6,095,300 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company reimburses Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes this arrangement is as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers Inc. ("Lehman Brothers") and the Company, Lehman Brothers has agreed to act as exclusive financial adviser to the Company and the Company has agreed to pay Lehman Brothers customary fees for services when rendered. During the three years ended December 31, 2001, no amounts were paid under this agreement. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

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

     The following represents financial information about the Company's segments:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Sales:
  Aircraft Braking Systems.................  $304,919,000   $328,472,000   $313,475,000
  Engineered Fabrics.......................    50,415,000     47,418,000     42,476,000
                                             ------------   ------------   ------------
                                             $355,334,000   $375,890,000   $355,951,000
                                             ============   ============   ============
Earnings Before Interest, Taxes,
  Depreciation and Amortization:
  Aircraft Braking Systems.................  $106,504,000   $121,761,000   $111,457,000
  Engineered Fabrics.......................     6,385,000      9,251,000      7,991,000
                                             ------------   ------------   ------------
                                             $112,889,000   $131,012,000   $119,448,000
                                             ============   ============   ============
Operating Profits:
  Aircraft Braking Systems.................  $ 91,719,000   $107,596,000   $ 96,172,000
  Engineered Fabrics.......................     4,281,000      7,288,000      6,008,000
                                             ------------   ------------   ------------
     Operating Income......................    96,000,000    114,884,000    102,180,000
     Interest expense, net.................    32,569,000     35,993,000     40,396,000
                                             ------------   ------------   ------------
       Income before income taxes..........  $ 63,431,000   $ 78,891,000   $ 61,784,000
                                             ============   ============   ============
Depreciation and Amortization:
  Aircraft Braking Systems.................  $ 14,785,000   $ 14,165,000   $ 15,285,000
  Engineered Fabrics.......................     2,104,000      1,963,000      1,983,000
                                             ------------   ------------   ------------
                                             $ 16,889,000   $ 16,128,000   $ 17,268,000
                                             ============   ============   ============

Capital Expenditures:
  Aircraft Braking Systems.................  $  4,245,000   $  9,092,000   $  8,757,000
  Engineered Fabrics.......................       804,000        714,000      1,600,000
                                             ------------   ------------   ------------
          Total segments...................     5,049,000      9,806,000     10,357,000
  Corporate................................         8,000         39,000         56,000
                                             ------------   ------------   ------------
                                             $  5,057,000   $  9,845,000   $ 10,413,000
                                             ============   ============   ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Total Assets:
  Aircraft Braking Systems.................  $338,636,000   $360,070,000   $360,490,000
  Engineered Fabrics.......................    60,451,000     59,235,000     55,055,000
                                             ------------   ------------   ------------
                                             $399,087,000   $419,305,000   $415,545,000
                                             ============   ============   ============

     The following reconciles the total assets for the reportable segments to the Company's consolidated assets:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Total Assets:
  Total assets for reportable segments.....  $399,087,000   $419,305,000   $415,545,000
  Deferred financing costs not allocated to
     segments..............................     4,463,000      6,143,000      7,898,000
  Corporate assets.........................       458,000        377,000        362,000
  Deferred tax asset not allocated to
     segments..............................            --      4,260,000     18,063,000
                                             ------------   ------------   ------------
          Consolidated Total...............  $404,008,000   $430,085,000   $441,868,000
                                             ============   ============   ============

     The following represents the Company's total sales by products:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Braking systems............................  $304,919,000   $328,472,000   $313,475,000
Fuel tanks.................................    38,778,000     36,889,000     33,935,000
Other......................................    11,637,000     10,529,000      8,541,000
                                             ------------   ------------   ------------
                                             $355,334,000   $375,890,000   $355,951,000
                                             ============   ============   ============

     The following represents sales by geographic location:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Sales:
  United States............................  $207,420,000   $226,082,000   $207,810,000
  Europe...................................    69,721,000     76,470,000     75,766,000
  Asia.....................................    39,075,000     35,255,000     34,052,000
  North America............................    23,908,000     23,567,000     19,429,000
  South America............................    12,203,000     10,000,000     14,105,000
  Australia................................     3,007,000      4,516,000      4,789,000
                                             ------------   ------------   ------------
                                             $355,334,000   $375,890,000   $355,951,000
                                             ============   ============   ============

     Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $239,000, $266,000 and $322,000 as of December 31, 2001, 2000 and 1999, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The U.S. government accounted for approximately 21%, 17% and 15% of the Company's total sales for the years ended December 31, 2001, 2000 and 1999, respectively.