Form 10-Q
period 2002-03-31
K&F INDUSTRIES INC
filed 2002-05-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2002, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          March 31,          December 31,
                                                            2002                 2001
                                                       --------------       --------------
ASSETS:
Current Assets:
  Cash and cash equivalents                            $    6,949,000       $    5,136,000
  Accounts receivable, net                                 40,467,000           43,595,000
  Inventory                                                62,362,000           60,510,000
  Other current assets                                        852,000              666,000
                                                       --------------       --------------
Total current assets                                      110,630,000          109,907,000
                                                       --------------       --------------
Property, plant and equipment                             170,776,000          170,172,000
  Less, accumulated depreciation and amortization         102,034,000          100,131,000
                                                       --------------       --------------
                                                           68,742,000           70,041,000
                                                       --------------       --------------
Deferred charges, net of amortization                      42,607,000           41,126,000
Goodwill                                                  167,011,000          167,011,000
Intangible assets, net of amortization                     15,617,000           15,923,000
                                                       --------------       --------------
                                                       $  404,607,000       $  404,008,000
                                                       ==============       ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                              $   15,641,000       $   14,181,000
  Current portion of senior term loans                     13,219,000            1,500,000
  Interest payable                                          7,981,000            3,712,000
  Other current liabilities                                46,424,000           51,291,000
                                                       --------------       --------------
Total current liabilities                                  83,265,000           70,684,000
                                                       --------------       --------------
Pension liabilities                                         5,685,000            5,685,000
Deferred income taxes                                      11,633,000            8,213,000
Postretirement benefit obligation other
  than pensions                                            79,656,000           79,656,000
Other long-term liabilities                                15,516,000           13,898,000
Senior revolving loan                                      17,000,000                   --
Senior term loan A                                          5,531,000           47,375,000
Senior term loan B                                         51,500,000           51,750,000
9 1/4% senior subordinated notes due 2007                 185,000,000          185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                 7,000                7,000
  Additional paid-in capital                              (63,259,000)         (63,259,000)
  Retained earnings                                        29,310,000           21,273,000
  Accumulated other comprehensive loss                    (16,237,000)         (16,274,000)
                                                       --------------       --------------
Total stockholders' deficiency                            (50,179,000)         (58,253,000)
                                                       --------------       --------------
                                                       $  404,607,000       $  404,008,000
                                                       ==============       ==============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended
                                              ---------------------------------
                                                March 31,            March 31,
                                                  2002                 2001
                                              ------------         ------------
Sales                                         $ 78,107,000         $ 87,862,000
Costs and expenses                              57,900,000           63,284,000
Amortization                                       923,000            2,121,000
                                              ------------         ------------
Operating income                                19,284,000           22,457,000
Interest and investment income                      20,000               75,000
Interest expense                                (5,447,000)          (9,542,000)
                                              ------------         ------------
Income before income taxes                      13,857,000           12,990,000
Income tax provision                            (5,820,000)          (5,922,000)
                                              ------------         ------------
Net income                                    $  8,037,000         $  7,068,000
                                              ============         ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three Months Ended
                                                    -------------------------------
                                                      March 31,          March 31,
                                                        2002               2001
                                                    ------------       ------------
Cash flows from operating activities:
 Net income                                         $  8,037,000       $  7,068,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       2,916,000          4,092,000
   Non-cash interest expense - amortization
    of deferred financing charges                        402,000            420,000
   Non-cash interest (income) expense - change
    in fair market value of interest rate swap        (1,138,000)         1,915,000
   Deferred income taxes                               5,628,000          4,260,000
   Changes in assets and liabilities:
    Accounts receivable, net                           3,124,000          4,625,000
    Inventory                                         (1,857,000)        (3,649,000)
    Other current assets                                (186,000)          (768,000)
    Accounts payable, notes payable, interest
    payable, and other current liabilities              (478,000)        (9,610,000)
    Postretirement benefit obligation other
     than pensions                                            --            375,000
    Other long-term liabilities                        1,934,000         (1,114,000)
                                                    ------------       ------------
 Net cash provided by operating
  activities                                          18,382,000          7,614,000
                                                    ------------       ------------
Cash flows from investing activities:
 Capital expenditures                                   (694,000)          (798,000)
 Deferred charges                                     (2,500,000)        (2,546,000)
                                                    ------------       ------------
 Net cash used in investing activities                (3,194,000)        (3,344,000)
                                                    ------------       ------------
Cash flows from financing activities:
 Payments of senior revolving loan                    (6,000,000)       (10,000,000)
 Payments of senior term loans                       (30,375,000)       (20,375,000)
 Borrowings under senior revolving loan               23,000,000         20,000,000
                                                    ------------       ------------
 Net cash used by financing activities               (13,375,000)       (10,375,000)
                                                    ------------       ------------
 Net increase (decrease) in cash and cash
 equivalents                                           1,813,000         (6,105,000)
Cash and cash equivalents, beginning of
 period                                                5,136,000          6,477,000
                                                    ------------       ------------
Cash and cash equivalents, end of period            $  6,949,000       $    372,000
                                                    ============       ============
Supplemental cash flow information:
 Interest paid during period                        $  1,914,000       $  3,100,000
                                                    ============       ============
 Income taxes paid during the period                $    192,000       $  1,059,000
                                                    ============       ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

2.    Accounting Changes

      Effective January 1 ,2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. During the three months ended March 31, 2002, the Company completed its impairment analysis in accordance with SFAS No. 142. The analysis did not result in an impairment charge.

      The following table adjusts net income assuming the adoption of SFAS No. 142 at the beginning of the periods presented:

                                                        Three Months Ended
                                                   -----------------------------
                                                    March 31,          March 31,
                                                      2002               2001
                                                   ----------         ----------
Reported net income                                $8,037,000         $7,068,000
  Add back goodwill amortization,
    net of tax                                             --            831,000
                                                   ----------         ----------
Adjusted net income                                $8,037,000         $7,899,000
                                                   ==========         ==========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

      There was no change in the carrying amount of goodwill during the three months ended March 31, 2002. Goodwill at March 31, 2002 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135,683,000 and $31,328,000, respectively.

      The aggregate amortization expense for the three months ended March 31, 2002 and 2001 was $923,000 and $2,121,000, respectively.

      Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. There was no impact to the Company's financial position, results of operations or cash flows related to the adoption of this Standard.

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

      As a requirement of its credit facility, the Company entered into an interest rate swap agreement in 1997 to reduce the impact of potential increases in interest rates on the credit facility. This interest rate swap agreement is the only financial instrument of the Company that is required to be accounted for at fair value in accordance with SFAS No. 133.

      The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax) during the three months ended March 31, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No.
      133. This amount is being amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three months ended March 31, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash income of $1,138,000 and a non-cash charge of $1,915,000, respectively, both of which are recorded in interest expense as this derivative was not designated as a hedging instrument. The Company does not utilize derivatives for speculative purposes.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.    Receivables are summarized as follows:

                                                  March 31,        December 31,
                                                    2002               2001
                                                ------------       ------------
    Accounts receivable, principally
       from commercial customers                $ 35,605,000       $ 37,266,000
    Accounts receivable, on U. S
       Government and other long-term
       contracts                                   5,509,000          6,976,000
        Allowances                                  (647,000)          (647,000)
                                                ------------       ------------
                                                $ 40,467,000       $ 43,595,000
                                                ============       ============

4.    Inventory consists of the following:


                                                    March 31,       December 31,
                                                      2002              2001
                                                  ------------      ------------
     Raw materials and work-in-process            $ 29,681,000      $ 29,458,000
     Finished goods                                 21,131,000        18,712,000
     Inventoried costs related to U.S.
       Government and other long-term
       contracts                                    11,550,000        12,340,000
                                                  ------------      ------------
                                                  $ 62,362,000      $ 60,510,000
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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

5.    Other current liabilities consist of the following:

                                                      March 31,       December 31,
                                                        2002              2001
                                                    ------------      ------------
      Accrued payroll costs                         $ 12,130,000      $ 18,086,000
      Accrued property taxes and other taxes           3,925,000         3,264,000
      Accrued costs on long-term contracts             2,867,000         3,420,000
      Accrued warranty costs                          12,499,000        12,619,000
      Customer credits                                 2,938,000         2,766,000
      Postretirement benefit obligation other
        than pensions                                  3,000,000         3,000,000
      Accrued income taxes                             2,134,000           186,000
      Fair market value of interest rate swap          2,283,000         3,151,000
      Other                                            4,648,000         4,799,000
                                                    ------------      ------------
                                                    $ 46,424,000      $ 51,291,000
                                                    ============      ============

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

7.    Comprehensive Income

                                                          Three Months Ended
                                                   -------------------------------
                                                     March 31,          March 31,
                                                       2002               2001
                                                   ------------       ------------
      Net income                                   $  8,037,000       $  7,068,000
      Other comprehensive income:
        Cumulative translation adjustments               (9,000)          (156,000)
        Cumulative effect of change in
          accounting principle (SFAS No. 133)                --           (550,000)
        Amortization of transition adjustment
          included in interest expense                   46,000             46,000
                                                   ------------       ------------
      Comprehensive income                         $  8,074,000       $  6,408,000
                                                   ============       ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

8.    Segments

      The following represents financial information about the Company's segments:

                                                       Three Months Ended
                                                -------------------------------
                                                  March 31,          March 31,
                                                    2002               2001
                                                ------------       ------------
          Sales:
             Aircraft Braking Systems           $ 67,853,000       $ 76,399,000
             Engineered Fabrics                   10,254,000         11,463,000
                                                ------------       ------------
                                                $ 78,107,000       $ 87,862,000
                                                ============       ============
          Earnings Before Interest, Taxes,
           Depreciation and Amortization:
             Aircraft Braking Systems           $ 21,346,000       $ 25,018,000
             Engineered Fabrics                      854,000          1,531,000
                                                ------------       ------------
                                                $ 22,200,000       $ 26,549,000
                                                ============       ============
          Operating Profits:
             Aircraft Braking Systems           $ 18,685,000       $ 21,433,000
             Engineered Fabrics                      599,000          1,024,000
                                                ------------       ------------
               Operating income                   19,284,000         22,457,000
             Interest expense, net                (5,427,000)        (9,467,000)
                                                ------------       ------------
               Income before income taxes       $ 13,857,000       $ 12,990,000
                                                ============       ============

                                                    March 31,       December 31,
                                                      2002              2001
                                                  ------------      ------------
          Total Assets:
             Aircraft Braking Systems             $342,303,000      $338,636,000
             Engineered Fabrics                     57,973,000        60,451,000
             Deferred financing costs not
               allocated to segments                 4,061,000         4,463,000
             Corporate assets                          270,000           458,000
                                                  ------------      ------------
                                                  $404,607,000      $404,008,000
                                                  ============      ============

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

General

The Company is a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Results for the three months ended March 31, 2002 continue to be adversely affected by the sluggish economy and the events of September 11, 2001. These events combined to reduce orders from and shipments to certain commercial aviation customers.

Critical Accounting Policies

A summary of the Company's critical accounting policies is presented in Note 2 to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and March 31, 2001

Sales for the three months ended March 31, 2002 totaled $78,107,000, reflecting a decrease of $9,755,000 compared with $87,862,000 for the same period in the prior year. This decrease was due to lower commercial transport sales of wheels and brakes of $9,854,000, primarily on the Fokker FO-100, MD-80 and DC-9 programs. Military sales increased overall by $134,000 due to higher sales of wheels and brakes on various military aircraft of $1,305,000, partially offset by lower sales of fuel tanks primarily on the F/A-18 program. General aviation sales were essentially even with the prior year.

Operating income decreased $3,173,000 to $19,284,000, or 24.7% of sales for the three months ended March 31, 2002, compared with $22,457,000, or 25.6% of sales for the same period in the prior year. Operating margins decreased primarily due to the unfavorable overhead absorption effect relating to the lower sales. Partially offsetting this decrease was the elimination of $1,527,000 of goodwill amortization during the three months ended March 31, 2002 due to the adoption of SFAS No. 142 (see Note 2 to the consolidated financial statements), and lower program investments.

Net interest expense decreased $4,040,000 for the three months ended March 31 2002 compared with the same period in the prior year. This decrease was due to a $3,053,000 decrease in non-cash interest expense (non-cash interest income of $1,138,000 during the three months ended March 31, 2002 compared with a non-cash charge of $1,915,000 for the same period in the prior year) relating to the change in the fair market value of the Company's interest rate swap in accordance with SFAS No. 133. Net interest expense also decreased due to a lower average debt balance.

The Company's effective tax rate of 42.0% for the three months ended March 31, 2002 differs from the statutory rate of 35% primarily due to state, local and foreign income taxes. The effective tax rate of 45.6% for the three months ended March 31, 2001 differs from the statutory rate of 35% primarily due to state, local and foreign taxes. This decrease in the effective rate in 2002 over 2001 is primarily due to an increase in favorable tax benefits derived from foreign sales.

Liquidity and Capital Resources

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At March 31, 2002, the Company had $31.2 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the three months ended March 31, 2002, cash provided by operating activities amounted to $18,382,000 and reflected $22,200,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $3,124,000, increases in accounts payable of $1,460,000 and other long-term liabilities of $1,934,000, partially offset by increases in inventory of $1,857,000, other current assets of $186,000, decreases in other current liabilities of $6,187,000, interest payments of $1,914,000 and tax payments of $192,000. During the three months ended March 31, 2001, cash provided by operating activities amounted to $7,614,000 and reflected $26,549,000 of EBITDA and decreases in accounts receivable of $4,625,000, partially offset by increases in inventory of $3,649,000, other current assets of $768,000, decreases in accounts payable of $2,258,000, notes payable of $1,300,000, other current liabilities of $10,159,000, long term liabilities of $739,000, increases in other working capital of $528,000, interest payments of $3,100,000 and tax payments of $1,059,000.

During the three months ended March 31, 2002, net cash used in investing activities amounted to $3,194,000 due to $694,000 of capital expenditures and $2,500,000 of program participation payments. During the three months ended March 31, 2001, net cash used in investing activities amounted to $3,344,000 due to $798,000 of capital expenditures and $2,546,000 of program participation payments.

During the three months ended March 31, 2002 and 2001, net cash used by financing activities amounted to $13,375,000 and $10,375,000, respectively, each representing the repayment of indebtedness.

Accounting Changes

Effective January 1 ,2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. At March 31, 2002, goodwill net of accumulated amortization was $167.0 million and goodwill amortization expense during the three months ended March 31, 2001 was $1,527,000. Amortization of goodwill had been $6,108,000 per year prior to the adoption of this Standard. During the three months ended March 31, 2002, the Company completed its impairment analysis in accordance with SFAS No. 142. The analysis did not result in an impairment charge. See Note 2 to the consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. There was no impact to the Company's financial position, results of operations or cash flows related to the adoption of this Standard.

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

As a requirement of its credit facility, the Company entered into an interest rate swap agreement in 1997 to reduce the impact of potential increases in interest rates on the credit facility. This interest rate swap agreement is the only financial instrument of the Company that is required to be accounted for at fair value in accordance with SFAS No. 133.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax) during the three months ended March 31, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the three months ended March 31, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash income of $1,138,000 and a non- cash charge of $1,915,000, respectively, both of which are recorded in interest expense as this derivative was not designated as a hedging instrument. The Company does not utilize derivatives for speculative purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had $272.3 million of total debt outstanding at March 31, 2002. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under the credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement effectively fixes the Company's borrowing rate at 7.8% on $93.8 million at March 31, 2002 and expires on December 17, 2003. Therefore, the Company has effectively fixed the interest rate on all of its indebtedness at March 31, 2002. Given that all of the Company's borrowings are at fixed interest rates, a 10% change in rates would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      None

(b)   Reports on Form 8-K.

      There were no reports on Form 8-K for the three months ended March 31, 2002.

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


Dated: May 14, 2002