Form 10-Q
period 2002-06-30
K&F INDUSTRIES INC
filed 2002-08-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

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

As of August 1, 2002, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                           June 30,           December 31,
                                                             2002                 2001
                                                        -------------        -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                             $   5,351,000        $   5,136,000
  Accounts receivable, net                                 38,941,000           43,595,000
  Inventory                                                62,482,000           60,510,000
  Other current assets                                        773,000              666,000
                                                        -------------        -------------
Total current assets                                      107,547,000          109,907,000
                                                        -------------        -------------

Property, plant and equipment                             169,379,000          170,172,000
  Less, accumulated depreciation and amortization         102,220,000          100,131,000
                                                        -------------        -------------
                                                           67,159,000           70,041,000
                                                        -------------        -------------

Deferred charges, net of amortization                      46,007,000           41,126,000
Goodwill                                                  167,011,000          167,011,000
Intangible assets, net of amortization                     15,312,000           15,923,000
                                                        -------------        -------------
                                                        $ 403,036,000        $ 404,008,000
                                                        =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                               $  12,991,000        $  14,181,000
  Current portion of senior term loans                     10,625,000            1,500,000
  Interest payable                                          3,691,000            3,712,000
  Other current liabilities                                48,386,000           51,291,000
                                                        -------------        -------------
Total current liabilities                                  75,693,000           70,684,000
                                                        -------------        -------------

Pension liabilities                                         5,685,000            5,685,000
Deferred income taxes                                      15,945,000            8,213,000
Postretirement benefit obligation other
  than pensions                                            79,656,000           79,656,000
Other long-term liabilities                                13,299,000           13,898,000
Senior revolving loan                                      19,000,000                   --
Senior term loan A                                                 --           47,375,000
Senior term loan B                                         51,250,000           51,750,000
9 1/4% senior subordinated notes due 2007                 185,000,000          185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                 7,000                7,000
  Additional paid-in capital                              (63,259,000)         (63,259,000)
  Retained earnings                                        36,931,000           21,273,000
  Accumulated other comprehensive loss                    (16,171,000)         (16,274,000)
                                                        -------------        -------------
Total stockholders' deficiency                            (42,492,000)         (58,253,000)
                                                        -------------        -------------
                                                        $ 403,036,000        $ 404,008,000
                                                        =============        =============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Six Months Ended
                                     ----------------------------------
                                       June 30,             June 30,
                                         2002                 2001
                                     -------------        -------------
Sales                                $ 158,769,000        $ 182,806,000
Costs and expenses                     117,000,000          126,416,000
Amortization                             1,926,000            4,256,000
                                     -------------        -------------
Operating income                        39,843,000           52,134,000
Interest and investment income              35,000              124,000
Interest expense                       (12,880,000)         (16,798,000)
                                     -------------        -------------
Income before income taxes              26,998,000           35,460,000
Income tax provision                   (11,340,000)         (14,115,000)
                                     -------------        -------------
Net income                           $  15,658,000        $  21,345,000
                                     =============        =============


                         See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended
                                     --------------------------------
                                       June 30,            June 30,
                                         2002                2001
                                     ------------        ------------
Sales                                $ 80,662,000        $ 94,944,000
Costs and expenses                     59,100,000          63,132,000
Amortization                            1,003,000           2,135,000
                                     ------------        ------------
Operating income                       20,559,000          29,677,000
Interest and investment income             15,000              49,000
Interest expense                       (7,433,000)         (7,256,000)
                                     ------------        ------------
Income before income taxes             13,141,000          22,470,000
Income tax provision                   (5,520,000)         (8,193,000)
                                     ------------        ------------
Net income                           $  7,621,000        $ 14,277,000
                                     ============        ============


                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six Months Ended
                                                     --------------------------------
                                                        June 30,           June 30,
                                                         2002                2001
                                                     ------------        ------------
Cash flows from operating activities:
 Net income                                          $ 15,658,000        $ 21,345,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        5,926,000           8,206,000
   Non-cash interest expense - amortization
    of deferred financing charges                         804,000             840,000
   Non-cash interest (income) expense - change
    in fair market value of interest rate swap           (204,000)          1,694,000
   Deferred income taxes                                7,732,000          11,964,000
   Changes in assets and liabilities:
    Accounts receivable, net                            4,658,000          (2,794,000)
    Inventory                                          (1,965,000)         (2,578,000)
    Other current assets                                 (107,000)         (1,124,000)
    Accounts payable, notes payable, interest
    payable, and other current liabilities             (4,025,000)        (11,825,000)
    Postretirement benefit obligation other
     than pensions                                             --            (250,000)
    Other long-term liabilities                          (394,000)         (1,738,000)
                                                     ------------        ------------
 Net cash provided by operating
  activities                                           28,083,000          23,740,000
                                                     ------------        ------------

Cash flows from investing activities:
 Capital expenditures                                  (1,118,000)         (1,960,000)
 Deferred charges                                      (7,000,000)         (2,546,000)
                                                     ------------        ------------
 Net cash used in investing activities                 (8,118,000)         (4,506,000)
                                                     ------------        ------------

Cash flows from financing activities:
 Payments of senior revolving loan                    (15,000,000)        (29,000,000)
 Payments of senior term loans                        (38,750,000)        (20,750,000)
 Borrowings under senior revolving loan                34,000,000          28,000,000
                                                     ------------        ------------
 Net cash used by financing activities                (19,750,000)        (21,750,000)
                                                     ------------        ------------

 Net increase (decrease) in cash and cash
 equivalents                                              215,000          (2,516,000)
Cash and cash equivalents, beginning of
 period                                                 5,136,000           6,477,000
                                                     ------------        ------------

Cash and cash equivalents, end of period             $  5,351,000        $  3,961,000
                                                     ============        ============

Supplemental cash flow information:
 Interest paid during period                         $ 12,301,000        $ 14,565,000
                                                     ============        ============

 Income taxes paid during the period                 $  3,438,000        $  1,919,000
                                                     ============        ============


                 See notes to consolidated financial statements.

                             K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)



1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

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

       The following table adjusts net income assuming the adoption of SFAS No. 142 at the beginning of the periods presented:

                                                Three Months Ended
                                        -----------------------------
                                          June 30,         June 30,
                                           2002              2001
                                        -----------       -----------
Reported net income                     $ 7,621,000       $14,277,000
  Add back goodwill amortization,
    net of tax                                   --           970,000
                                        -----------       -----------
Adjusted net income                     $ 7,621,000       $15,247,000
                                        ===========       ===========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                              Six Months Ended
                                        -----------------------------
                                         June 30,          June 30,
                                           2002              2001
                                        -----------       -----------
Reported net income                     $15,658,000       $21,345,000
  Add back goodwill amortization,
    net of tax                                   --         1,838,000
                                        -----------       -----------
Adjusted net income                     $15,658,000       $23,183,000
                                        ===========       ===========


       There was no change in the carrying amount of goodwill during the three and six months ended June 30, 2002. Goodwill at June 30, 2002 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135,683,000 and $31,328,000, respectively.

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

       The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax) during the six months ended June 30, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years which was the remaining life of the interest rate swap

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       agreement at January 1, 2001. During the three months ended June 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in a non-cash charge of $934,000 and non-cash income of $221,000, respectively. During the six months ended June 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash income of $204,000 and a non-cash charge of $1,694,000, respectively. These amounts were recorded in interest expense as this derivative was not designated as a hedging instrument. The Company does not utilize derivatives for speculative purposes.



3.     Receivables are summarized as follows:


                                             June 30,           December 31,
                                               2002                2001
                                           ------------        ------------
Accounts receivable, principally
   from commercial customers               $ 35,112,000        $ 37,266,000
Accounts receivable, on U. S
   Government and other long-term
   contracts                                  4,645,000           6,976,000
Allowances                                     (816,000)           (647,000)
                                           ------------        ------------
                                           $ 38,941,000        $ 43,595,000
                                           ============        ============



4.     Inventory consists of the following:


                                         June 30,         December 31,
                                           2002              2001
                                        -----------       -----------

Raw materials and work-in-process       $32,286,000       $29,458,000
Finished goods                           18,764,000        18,712,000
Inventoried costs related to U.S.
   Government and other long-term
   contracts                             11,432,000        12,340,000
                                        -----------       -----------
                                        $62,482,000       $60,510,000
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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Other current liabilities consist of the following:

                                               June 30,         December 31,
                                                 2002              2001
                                              -----------       -----------

Accrued payroll costs                         $14,037,000       $18,086,000
Accrued property taxes and other taxes          4,137,000         3,264,000
Accrued costs on long-term contracts            3,757,000         3,420,000
Accrued warranty costs                         13,291,000        12,619,000
Customer credits                                2,454,000         2,766,000
Postretirement benefit obligation other
  than pensions                                 3,000,000         3,000,000
Fair market value of interest rate swap         3,060,000         3,151,000
Other                                           4,650,000         4,985,000
                                              -----------       -----------

                                              $48,386,000       $51,291,000
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

7.     Comprehensive Income

                                                     Three Months Ended
                                               -----------------------------
                                                 June 30,         June 30,
                                                   2002              2001
                                               -----------       -----------

Net income                                     $ 7,621,000       $14,277,000

Other comprehensive income:

   Cumulative translation adjustments               20,000             2,000

   Amortization of transition adjustment
     included in interest expense                   46,000            46,000
                                               -----------       -----------

Comprehensive income                           $ 7,687,000       $14,325,000
                                               ===========       ===========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                      Six Months Ended
                                               -------------------------------
                                                  June 30,          June 30,
                                                   2002               2001
                                               ------------       ------------

Net income                                     $ 15,658,000       $ 21,345,000

Other comprehensive income:

   Cumulative translation adjustments                11,000           (155,000)

   Cumulative effect of change in
     accounting principle (SFAS No. 133)                 --           (550,000)

   Amortization of transition adjustment
     included in interest expense                    92,000             92,000
                                               ------------       ------------

Comprehensive income                           $ 15,761,000       $ 20,732,000
                                               ============       ============



8.     Segments

       The following represents financial information about the Company's segments:

                                              Three Months Ended
                                       --------------------------------
                                         June 30,            June 30,
                                           2002                2001
                                       ------------        ------------
Sales:
   Aircraft Braking Systems            $ 69,275,000        $ 80,856,000
   Engineered Fabrics                    11,387,000          14,088,000
                                       ------------        ------------
                                       $ 80,662,000        $ 94,944,000
                                       ============        ============
Earnings Before Interest, Taxes,
 Depreciation and Amortization:
   Aircraft Braking Systems            $ 22,113,000        $ 31,936,000
   Engineered Fabrics                     1,456,000           1,855,000
                                       ------------        ------------
                                       $ 23,569,000        $ 33,791,000
                                       ============        ============
Operating Profits:
   Aircraft Braking Systems            $ 19,338,000        $ 28,319,000
   Engineered Fabrics                     1,221,000           1,358,000
                                       ------------        ------------
     Operating income                    20,559,000          29,677,000
   Interest expense, net                 (7,418,000)         (7,207,000)
                                       ------------        ------------
     Income before income taxes        $ 13,141,000        $ 22,470,000
                                       ============        ============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                Six Months Ended
                                       ----------------------------------
                                          June 30,            June 30,
                                           2002                 2001
                                       -------------        -------------
Sales:
   Aircraft Braking Systems            $ 137,128,000        $ 157,255,000
   Engineered Fabrics                     21,641,000           25,551,000
                                       -------------        -------------
                                       $ 158,769,000        $ 182,806,000
                                       =============        =============
Earnings Before Interest, Taxes,
 Depreciation and Amortization:
   Aircraft Braking Systems            $  43,459,000        $  56,954,000
   Engineered Fabrics                      2,310,000            3,386,000
                                       -------------        -------------
                                       $  45,769,000        $  60,340,000
                                       =============        =============
Operating Profits:
   Aircraft Braking Systems            $  38,023,000        $  49,752,000
   Engineered Fabrics                      1,820,000            2,382,000
                                       -------------        -------------
        Operating income                  39,843,000           52,134,000
   Interest expense, net                 (12,845,000)         (16,674,000)
                                       -------------        -------------
     Income before income taxes        $  26,998,000        $  35,460,000
                                       =============        =============


                                        June 30,         December 31,
                                         2002               2001
                                      ------------       ------------
Total Assets:
   Aircraft Braking Systems           $339,870,000       $338,636,000
   Engineered Fabrics                   58,976,000         60,451,000
   Deferred financing costs not
     allocated to segments               3,659,000          4,463,000
   Corporate assets                        531,000            458,000
                                      ------------       ------------
                                      $403,036,000       $404,008,000
                                      ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The Company is a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Results for the three and six months ended June 30, 2002 continue to be adversely affected by the sluggish economy and the events of September 11, 2001.

Critical Accounting Policies

A summary of the Company's critical accounting policies is presented in Note 2 to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and June 30, 2001

Sales for the six months ended June 30, 2002 totaled $158,769,000, reflecting a decrease of $24,037,000 compared with $182,806,000 for the same period in the prior year. This decrease was principally due to lower commercial transport sales of wheels and brakes of $17,897,000, primarily on the Fokker FO-100, DC-9 and DC-10 programs. General aviation sales decreased $3,207,000 due to lower sales of wheels, brakes and fuel tanks on various aircraft. Military sales decreased $2,933,000 due to lower sales of fuel tanks primarily on the F/A-18 program.

Operating income decreased $12,291,000 to $39,843,000, or 25.1% of sales for the six months ended June 30,2002, compared with $52,134,000, or 28.5% of sales for the same period in the prior year. Operating margins decreased primarily due to the unfavorable overhead absorption effect relating to the lower sales. Partially offsetting this decrease was the elimination of $3,054,000 of goodwill amortization during the six months ended June 30, 2002 due to the adoption of SFAS No. 142 (see Note 2 to the consolidated financial statements), and lower program investments.

Net interest expense decreased $3,829,000 for the six months ended June 30, 2002 compared with the same period in the prior year. This decrease was due to a $1,898,000 decrease in non-cash interest expense (non-cash interest income of $204,000 during the six months ended June 30, 2002 compared with a non-cash charge of $1,694,000 for the same period in the prior year) relating to the change in the fair market value of the Company's interest rate swap in accordance with SFAS No. 133. Net interest expense also decreased due to a lower average debt balance.

The Company's effective tax rate of 42.0% for the six months ended June 30, 2002 differs from the statutory rate of 35% primarily due to state, local and foreign income taxes. The effective tax rate of 39.8% for the six months ended June 30, 2001 differs from the statutory rate of 35% primarily due to state, local and foreign taxes. The increase in the effective rate in 2002 over 2001 is primarily due to lower tax benefits derived from foreign sales.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and June 30, 2001

Sales for the three months ended June 30, 2002 totaled $80,662,000, reflecting a decrease of $14,282,000 compared with $94,944,000 for the same period in the prior year. This decrease was principally due to lower commercial transport sales of wheels and brakes of $8,044,000, primarily on the Fokker FO-100, DC-9 and DC-10 programs. General aviation sales decreased $3,171,000 due to lower sales of wheels, brakes and fuel tanks on various aircraft. Military sales decreased by $3,067,000 due to lower sales of wheels and brakes primarily on the F-117 program and fuel tanks on the the F/A-18 program.

Operating income decreased $9,118,000 to $20,559,000, or 25.5% of sales for the three months ended June 30, 2002, compared with $29,677,000, or 31.3% of sales for the same period in the prior year. Operating margins decreased primarily due to the unfavorable overhead absorption effect relating to the lower sales. Partially offsetting this decrease was the elimination of $1,527,000 of goodwill amortization during the three months ended June 30, 2002 due to the adoption of SFAS No. 142 (see Note 2 to the consolidated financial statements).

Net interest expense increased $211,000 for the three months ended June 30, 2002 compared with the same period in the prior year. This increase was due to higher non-cash interest expense of $1,155,000, (non-cash interest expense of $934,000 during the three months ended June 30, 2002 compared with non-cash interest income of $221,000 for the same period in the prior year) relating to the change in the fair market value of the Company's interest rate swap in accordance with SFAS No. 133. Partially offsetting this increase was lower interest expense due to a lower average debt balance.

The Company's effective tax rate of 42.0% for the three months ended June 30, 2002 differs from the statutory rate of 35% primarily due to state, local and foreign income taxes. The effective tax rate of 36.5% for the three months ended June 30, 2001 differs from the statutory rate of 35% primarily due to state, local and foreign taxes. The increase in the effective rate in 2002 over 2001 is primarily due to lower tax benefits derived from foreign sales.

Liquidity and Capital Resources

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At June 30, 2002, the Company had $29.2 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the six months ended June 30, 2002, cash provided by operating activities amounted to $28,083,000 and reflected $45,769,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and decreases in accounts receivable of $4,658,000, partially offset by increases in inventory of $1,965,000, other current assets of $107,000, other working capital of $135,000, decreases in accounts payable of $1,190,000, other current liabilities of $2,814,000, other long-term liabilities of $394,000, interest payments of $12,301,000 and tax payments of $3,438,000. During the six months ended June 30, 2001, cash provided by operating activities amounted to $23,740,000 and reflected $60,340,000 of EBITDA, partially offset by increases in accounts receivable of $2,794,000, inventory of $2,578,000, other current assets of $1,124,000, decreases in accounts payable of $1,622,000, notes payable of $2,600,000, other current liabilities of $7,302,000, long term liabilities of $1,988,000, increases in other working capital of $108,000, interest payments of $14,565,000 and tax payments of $1,919,000.

During the six months ended June 30, 2002, net cash used in investing activities amounted to $8,118,000 due to $1,118,000 of capital expenditures and $7,000,000 of program participation payments. During the six months ended June 30, 2001, net cash used in investing activities amounted to $4,506,000 due to $1,960,000 of capital expenditures and $2,546,000 of program participation payments.

During the six months ended June 30, 2002 and 2001, net cash used by financing activities amounted to $19,750,000 and $21,750,000, respectively, each representing the repayment of indebtedness.

Accounting Changes

Effective January 1 ,2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. At June 30, 2002, goodwill net of accumulated amortization was $167.0 million and goodwill amortization expense during the three and six months ended June 30, 2001 was $1,527,000 and $3,054,000, respectively. Amortization of goodwill had been $6,108,000 per year prior to the adoption of this Standard. During the three months ended March 31, 2002, the Company completed its impairment analysis in accordance with SFAS No. 142. The analysis did not result in an impairment charge. See Note 2 to the consolidated financial statements.

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

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax) during the six months ended June 30, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years which was the remaining life of the interest rate swap agreement at January 1, 2001. During the three months ended June 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in a non-cash charge of $934,000 and non-cash income of $221,000, respectively. During the six months ended June 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash income of $204,000 and a non-cash charge of $1,694,000, respectively. These amounts were recorded in interest expense as this derivative was not designated as a hedging instrument. The Company does not utilize derivatives for speculative purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had $265.9 million of total debt outstanding at June 30, 2002. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under the credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement effectively fixes the Company's borrowing rate at 7.5% on $90.5 million at June 30, 2002 and expires on December 17, 2003. Therefore, the Company has effectively fixed the interest rate on all of its indebtedness at June 30, 2002. Given that all of the Company's borrowings are at fixed interest rates, a 10% change in rates would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

      99.1  -     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2  -     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      There were no reports on Form 8-K for the three months ended June 30, 2002.

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



Dated:  August 14, 2002