Form 10-Q
period 2002-09-30
K&F INDUSTRIES INC
filed 2002-11-12
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 33-29035

                             K & F Industries, Inc.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                    34-1614845
------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

  600 Third Avenue, New York, New York                    10016
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code       (212) 297-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 1, 2002, there were 740,398 shares of common stock outstanding.

                         PART I. FINANCIAL INFORMATION
                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               September 30,               December 31,
                                                                   2002                        2001
                                                               -------------               ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                    $  7,097,000                $  5,136,000
  Accounts receivable, net                                       42,509,000                  43,595,000
  Inventory                                                      62,756,000                  60,510,000
  Other current assets                                              692,000                     666,000
                                                               ------------                ------------
Total current assets                                            113,054,000                 109,907,000
                                                               ------------                ------------
Property, plant and equipment                                   170,101,000                 170,172,000
  Less, accumulated depreciation and amortization               104,234,000                 100,131,000
                                                               ------------                ------------
                                                                 65,867,000                  70,041,000
                                                               ------------                ------------
Deferred charges, net of amortization                            44,986,000                  41,126,000
Goodwill                                                        167,011,000                 167,011,000
Intangible assets, net of amortization                           15,006,000                  15,923,000
                                                               ------------                ------------
                                                               $405,924,000                $404,008,000
                                                               ============                ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                      $ 15,308,000                $ 14,181,000
  Current portion of senior term loans                            1,000,000                   1,500,000
  Interest payable                                                7,894,000                   3,712,000
  Other current liabilities                                      51,348,000                  51,291,000
                                                               ------------                ------------
Total current liabilities                                        75,550,000                  70,684,000
                                                               ------------                ------------
Pension liabilities                                               5,685,000                   5,685,000
Deferred income taxes                                            25,962,000                   8,213,000
Postretirement benefit obligation other
  than pensions                                                  79,656,000                  79,656,000
Other long-term liabilities                                      10,521,000                  13,898,000
Senior revolving loan                                             4,000,000                          --
Senior term loan A                                                       --                  47,375,000
Senior term loan B                                               48,000,000                  51,750,000
9 1/4% senior subordinated notes due 2007                       185,000,000                 185,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                       7,000                       7,000
  Additional paid-in capital                                    (63,259,000)                (63,259,000)
  Retained earnings                                              50,952,000                  21,273,000
  Accumulated other comprehensive loss                          (16,150,000)                (16,274,000)
                                                               ------------                ------------
Total stockholders' deficiency                                  (28,450,000)                (58,253,000)
                                                               ------------                ------------
                                                               $405,924,000                $404,008,000
                                                               ============                ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Nine Months Ended
                                                     -------------------------------------
                                                     September 30,           September 30,
                                                         2002                    2001
                                                     ------------            -------------
Sales                                                $251,979,000             $268,090,000

Costs and expenses                                    178,419,000              185,819,000

Amortization                                            2,930,000                6,463,000
                                                     ------------             ------------
Operating income                                       70,630,000               75,808,000

Interest and investment income                             64,000                  174,000

Interest expense                                      (19,520,000)             (26,505,000)
                                                     ------------             ------------
Income before income taxes                             51,174,000               49,477,000

Income tax provision                                  (21,495,000)             (21,033,000)
                                                     ------------             ------------
Net income                                           $ 29,679,000             $ 28,444,000
                                                     ============             ============

                 See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Three Months Ended
                                                       ----------------------------------
                                                       September 30,        September 30,
                                                           2002                 2001
                                                       -------------        -------------
Sales                                                   $93,210,000          $85,284,000

Costs and expenses                                       61,419,000           59,403,000

Amortization                                              1,004,000            2,207,000
                                                        -----------          -----------
Operating income                                         30,787,000           23,674,000

Interest and investment income                               29,000               50,000

Interest expense                                         (6,640,000)          (9,707,000)
                                                        -----------          -----------
Income before income taxes                               24,176,000           14,017,000
Income tax provision                                    (10,155,000)          (6,918,000)
                                                        -----------          -----------
Net income                                              $14,021,000          $ 7,099,000
                                                        ===========          ===========

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                            -----------------------------------------
                                                                            September 30,               September 30,
                                                                                2002                        2001
                                                                            -------------               -------------
Cash flows from operating activities:
 Net income                                                                  $ 29,679,000                $ 28,444,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                8,946,000                  12,404,000
   Non-cash interest expense - amortization
    of deferred financing charges                                               1,206,000                   1,260,000
   Non-cash interest expense - change in fair
    market value of interest rate swap                                             90,000                   4,299,000
   Deferred income taxes                                                       17,757,000                  18,520,000
   Changes in assets and liabilities:
    Accounts receivable, net                                                    1,080,000                   5,920,000
    Inventory                                                                  (2,254,000)                 (3,597,000)
    Other current assets                                                          (26,000)                 (1,142,000)
    Accounts payable, notes payable, interest
    payable, and other current liabilities                                      5,060,000                  (9,001,000)
    Postretirement benefit obligation other
     than pensions                                                                     --                     650,000
    Other long-term liabilities                                                (3,031,000)                    (56,000)
                                                                             ------------                ------------
 Net cash provided by operating
  activities                                                                   58,507,000                  57,701,000
                                                                             ------------                ------------
Cash flows from investing activities:
 Capital expenditures                                                          (1,842,000)                 (3,565,000)
 Deferred charges                                                              (7,079,000)                 (9,205,000)
                                                                             ------------                ------------
 Net cash used in investing activities                                         (8,921,000)                (12,770,000)
                                                                             ------------                ------------
Cash flows from financing activities:
 Payments of senior revolving loan                                            (30,000,000)                (50,000,000)
 Payments of senior term loans                                                (51,625,000)                (41,125,000)
 Borrowings under senior revolving loan                                        34,000,000                  46,000,000
                                                                             ------------                ------------
 Net cash used by financing activities                                        (47,625,000)                (45,125,000)
                                                                             ------------                ------------
 Net increase (decrease) in cash and cash
  equivalents                                                                   1,961,000                    (194,000)
Cash and cash equivalents, beginning of
 period                                                                         5,136,000                   6,477,000
                                                                             ------------                ------------
Cash and cash equivalents, end of period                                     $  7,097,000                $  6,283,000
                                                                             ============                ============
Supplemental cash flow information:
 Interest paid during period                                                 $ 14,042,000                $ 17,045,000
                                                                             ============                ============

 Income taxes paid during the period                                         $  3,453,000                $  2,069,000
                                                                             ============                ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K.

2.        Accounting Changes

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. During the three months ended March 31, 2002, the Company completed its impairment analysis in accordance with SFAS No. 142. The analysis did not result in an impairment charge.

          The following table adjusts net income assuming the adoption of SFAS No. 142 at the beginning of the periods presented:

                                                              Three Months Ended
                                                       -------------------------------
                                                       September 30,     September 30,
                                                           2002              2001
                                                       -------------     -------------
Reported net income                                     $14,021,000       $7,099,000

   Add back goodwill amortization,
     net of tax                                                  --          773,000
                                                        -----------       ----------
Adjusted net income                                     $14,021,000       $7,872,000
                                                        ===========       ==========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                             Nine Months Ended
                                                      -----------------------------
                                                      September 30,   September 30,
                                                         2002             2001
                                                      -------------   -------------
Reported net income                                    $29,679,000     $28,444,000

   Add back goodwill amortization,
     net of tax                                                 --       2,634,000
                                                       -----------     -----------
Adjusted net income                                    $29,679,000     $31,078,000
                                                       ===========     ===========

          There was no change in the carrying amount of goodwill during the three and nine months ended September 30, 2002. Goodwill at September 30, 2002 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135,683,000 and $31,328,000, respectively.

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

          The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax) during the nine months ended September 30, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years which was the remaining life of the interest rate swap

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

          agreement at January 1, 2001. During the three months ended September 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in a non-cash charge of $294,000 and $2,605,000, respectively. During the nine months ended September 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in a non-cash charge of $90,000 and $4,299,000, respectively. These amounts were recorded in interest expense as this derivative was not designated as a hedging instrument. The Company does not utilize derivatives for speculative purposes.

3.        Receivables are summarized as follows:

                                                              September 30,         December 31,
                                                                  2002                  2001
                                                              -------------         ------------
Accounts receivable, principally
  from commercial customers                                    $34,408,000           $37,266,000

Accounts receivable, on U. S.
  Government and other long-term
  contracts                                                      8,913,000             6,976,000

Allowances                                                        (812,000)             (647,000)
                                                               -----------           -----------
                                                               $42,509,000           $43,595,000
                                                               ===========           ===========

4.        Inventory consists of the following:

                                                              September 30,         December 31,
                                                                  2002                  2001
                                                              -------------         ------------
Raw materials and work-in-process                              $29,935,000           $29,458,000

Finished goods                                                  19,025,000            18,712,000

Inventoried costs related to U.S.
  Government and other long-term
  contracts                                                     13,796,000            12,340,000
                                                               -----------           -----------
                                                               $62,756,000           $60,510,000
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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.        Other current liabilities consist of the following:

                                                           September 30,           December 31,
                                                               2002                    2001
                                                           -------------           ------------
Accrued payroll costs                                       $16,184,000            $18,086,000
Accrued property taxes and other taxes                        2,715,000              3,264,000
Accrued costs on long-term contracts                          3,856,000              3,420,000
Accrued warranty costs                                       14,719,000             12,619,000
Customer credits                                              2,666,000              2,766,000
Postretirement benefit obligation other
  than pensions                                               3,000,000              3,000,000
Fair market value of interest rate swap                       3,449,000              3,151,000
Other                                                         4,759,000              4,985,000
                                                            -----------            -----------
                                                            $51,348,000            $51,291,000
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

7.        Comprehensive Income

                                                             Three Months Ended
                                                      --------------------------------
                                                      September 30,       December 31,
                                                          2002               2001
                                                      -------------       ------------
Net income                                             $14,021,000         $7,099,000

Other comprehensive income:

   Cumulative translation adjustments                      (25,000)            32,000

   Amortization of transition adjustment
      included in interest expense                          46,000             46,000
                                                       -----------         ----------
Comprehensive income                                   $14,042,000         $7,177,000
                                                       ===========         ==========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                            ----------------------------------
                                                            September 30,        September 30,
                                                                2002                 2001
                                                            -------------        -------------
Net income                                                   $29,679,000          $28,444,000

Other comprehensive income:

  Cumulative translation adjustments                             (14,000)            (122,000)
  Cumulative effect of change in
    accounting principle (SFAS No. 133)                               --             (550,000)

  Amortization of transition adjustment
    included in interest expense                                 138,000              138,000
                                                             -----------          -----------
Comprehensive income                                         $29,803,000          $27,910,000
                                                             ===========          ===========

8.        Segments

          The following represents financial information about the Company's segments:

                                                              Three Months Ended
                                                    --------------------------------------
                                                    September 30,            September 30,
                                                        2002                     2001
                                                    -------------            -------------
Sales:
  Aircraft Braking Systems                           $81,270,000              $72,102,000
  Engineered Fabrics                                  11,940,000               13,182,000
                                                     -----------              -----------
                                                     $93,210,000              $85,284,000
                                                     ===========              ===========
Earnings Before Interest, Taxes,
 Depreciation and Amortization:
  Aircraft Braking Systems                           $31,823,000              $26,315,000
  Engineered Fabrics                                   1,984,000                1,557,000
                                                     -----------              -----------
                                                     $33,807,000              $27,872,000
                                                     ===========              ===========
Operating Profits:
  Aircraft Braking Systems                           $29,028,000              $22,598,000
  Engineered Fabrics                                   1,759,000                1,076,000
                                                     -----------              -----------
    Operating income                                  30,787,000               23,674,000
  Interest expense, net                               (6,611,000)              (9,657,000)
                                                     -----------              -----------
    Income before income taxes                       $24,176,000              $14,017,000
                                                     ===========              ===========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                Nine Months Ended
                                                     --------------------------------------
                                                     September 30,            September 30,
                                                         2002                     2001
                                                     -------------            -------------
Sales:
  Aircraft Braking Systems                           $218,398,000              $229,357,000
  Engineered Fabrics                                   33,581,000                38,733,000
                                                     ------------              ------------
                                                     $251,979,000              $268,090,000
                                                     ============              ============
Earnings Before Interest, Taxes,
 Depreciation and Amortization:
  Aircraft Braking Systems                           $ 75,282,000              $ 83,269,000
  Engineered Fabrics                                    4,294,000                 4,943,000
                                                     ------------              ------------
                                                       79,576,000              $ 88,212,000
                                                     ============              ============

Operating Profits:
  Aircraft Braking Systems                           $ 67,051,000              $ 72,350,000
  Engineered Fabrics                                    3,579,000                 3,458,000
                                                     ------------              ------------
    Operating income                                   70,630,000                75,808,000
  Interest expense, net                               (19,456,000)              (26,331,000)
                                                     ------------              ------------
    Income before income taxes                       $ 51,174,000              $ 49,477,000
                                                     ============              ============

                                                     September 30,             December 31,
                                                         2002                      2001
                                                     -------------             ------------
Total Assets:
  Aircraft Braking Systems                           $342,634,000              $338,636,000
  Engineered Fabrics                                   59,288,000                60,451,000
  Deferred financing costs not
    allocated to segments                               3,257,000                 4,463,000
  Corporate assets                                        745,000                   458,000
                                                     ------------              ------------
                                                     $405,924,000              $404,008,000
                                                     ============              ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The Company is a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Results for the three and nine months ended September 30, 2001 were adversely affected by the sluggish economy and the events of September 11, 2001. The Company believes the impact was to lower sales by approximately $7,000,000 during the three and nine months ended September 30, 2001. Results for the three and nine months ended September 30, 2002 continue to be adversely affected by the sluggish economy.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, workers compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Pension and Other Postretirement Benefits. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependant on the Company's selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increases in compensation and health care costs. Actual results that differ from the Company's assumptions would affect the pension and postretirement obligations and future expense.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and September 30, 2001

Sales for the nine months ended September 30, 2002 totaled $251,979,000, reflecting a decrease of $16,111,000 compared with $268,090,000 for the same period in the prior year. This decrease was principally due to lower commercial transport sales of wheels and brakes of $16,308,000, primarily on the Fokker FO-100, DC-9 and DC-10 programs. General aviation sales decreased $3,240,000 due to lower sales of wheels, brakes and fuel tanks on various aircraft. Military sales increased $3,437,000 due to higher sales of wheels and brakes on the B-1B and various other military aircraft, partially offset by lower sales of fuel tanks primarily on the F/A-18 program.

Operating income decreased $5,178,000 to $70,630,000, or 28.0% of sales for the nine months ended September 30, 2002, compared with $75,808,000, or 28.3% of sales for the same period in the prior year. Operating margins decreased primarily due to the unfavorable overhead absorption effect relating to the lower sales. Partially offsetting this decrease was the elimination of $4,581,000 of goodwill amortization during the nine months ended September 30, 2002 due to the adoption of SFAS No. 142 (see Note 2 to the consolidated financial statements), and lower research and development costs on various programs.

Net interest expense decreased $6,875,000 for the nine months ended September 30, 2002 compared with the same period in the prior year. This decrease was due to lower non-cash interest expense of $4,209,000 (non-cash interest expense of $90,000 during the nine months ended September 30, 2002 compared with non-cash interest expense of $4,299,000 for the same period in the prior year) relating to the change in the fair market value of the Company's interest rate swap in accordance with SFAS No. 133. Net interest expense also decreased due to a lower average debt balance.

The Company's effective tax rate of 42.0% for the nine months ended September 30, 2002 differs from the statutory rate of 35% primarily due to state, local and foreign income taxes. The effective tax rate of 42.5% for the nine months ended September 30, 2001 differs from the statutory rate of 35% primarily due to state, local and foreign taxes. The decrease in the effective rate in 2002 over 2001 is primarily due to higher tax benefits derived from foreign sales.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and September 30, 2001

Sales for the three months ended September 30, 2002 totaled $93,210,000, reflecting an increase of $7,926,000 compared with $85,284,000 for the same period in the prior year. This increase was due to higher military sales of wheels and brakes of $6,370,000, primarily on the B-1B and various other military aircraft. Commercial transport sales increased $1,589,000 primarily due to higher sales of wheels and brakes on the Canadair Regional Jet and MD-80 programs. General Aviation sales were essentially even with the prior year.

Operating income increased $7,113,000 to $30,787,000, or 33.0% of sales for the three months ended September 30, 2002, compared with $23,674,000, or 27.8% of sales for the same period in the prior year. Operating margins increased primarily due to a favorable overhead absorption effect relating to the higher sales and the elimination of $1,527,000 of goodwill amortization during the three months ended September 30, 2002 due to the adoption of SFAS No. 142 (see
Note 2 to the consolidated financial statements). Partially offsetting this increase was higher program investments.

Net interest expense decreased $3,046,000 for the three months ended September 30, 2002 compared with the same period in the prior year. This decrease was due to lower non-cash interest expense of $2,311,000, (non-cash interest expense of $294,000 during the three months ended September 30, 2002 compared with non-cash interest expense of $2,605,000 for the same period in the prior year) relating to the change in the fair market value of the Company's interest rate swap in accordance with SFAS No. 133. Net interest expense also decreased due to a lower average debt balance.

The Company's effective tax rate of 42.0% for the three months ended September 30, 2002 differs from the statutory rate of 35% primarily due to state, local and foreign income taxes. The effective tax rate of 49.4% for the three months ended September 30, 2001 differs from the statutory rate of 35% primarily due to state, local and foreign taxes. The decrease in the effective rate in 2002 over 2001 is primarily due to higher tax benefits derived from foreign sales.

Liquidity and Capital Resources

The Company expects that its principal use of funds for the next several years will be to fund capital expenditures, to make investments in new airframes and to pay interest and principal on indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its revolving credit facility. At September 30, 2002, the Company had $44.1 million available to borrow under its $50 million revolving credit facility.

Cash Flows

During the nine months ended September 30, 2002, cash provided by operating activities amounted to $58,507,000 and reflected $79,576,000 of earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreases in accounts receivable of $1,080,000 and increases in accounts payable of $1,127,000, partially offset by increases in inventory of $2,254,000, other current assets of $26,000, other working capital of $221,000, decreases in other current liabilities of $249,000, other long-term liabilities of $3,031,000, interest payments of $14,042,000 and tax payments of $3,453,000. During the nine months ended September 30, 2001, cash provided by operating activities amounted to $57,701,000 and reflected $88,212,000 of EBITDA, decreases in accounts receivable of $5,920,000 and increases in long-term liabilities of $594,000, partially offset by increases in inventory of $3,597,000, other current assets of $1,142,000, decreases in accounts payable of $1,073,000, notes payable of $2,600,000, other current liabilities of $9,229,000, increases in other working capital of $270,000, interest payments of $17,045,000 and tax payments of $2,069,000.

During the nine months ended September 30, 2002, net cash used in investing activities amounted to $8,921,000 due to $1,842,000 of capital expenditures and $7,079,000 of program participation payments. During the nine months ended September 30, 2001, net cash used in investing activities amounted to $12,770,000 due to $3,565,000 of capital expenditures and $9,205,000 of program participation payments.

During the nine months ended September 30, 2002 and 2001, net cash used by financing activities amounted to $47,625,000 and $45,125,000, respectively, each representing the repayment of indebtedness.

Accounting Changes

Effective January 1 ,2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. At September 30, 2002, goodwill net of accumulated amortization was $167.0 million and goodwill amortization expense during the three and nine months ended September 30, 2001 was $1,527,000 and $4,581,000, respectively. Amortization of goodwill had been $6,108,000 per year prior to the adoption of this Standard. During the three months ended March 31, 2002, the Company completed its impairment analysis in accordance with SFAS No. 142. The analysis did not result in an impairment charge. See Note 2 to the consolidated financial statements.

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

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $923,000 ($550,000 after tax) during the nine months ended September 30, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years which was the remaining life of the interest rate swap agreement at January 1, 2001. During the three months ended September 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in a non-cash charge of $294,000 and $2,605,000, respectively. During the nine months ended September 30, 2002 and 2001, the change in fair market value of this derivative instrument resulted in a non-cash charge of $90,000 and $4,299,000, respectively. These amounts were recorded in interest expense as this derivative was not designated as a hedging instrument. The Company does not utilize derivatives for speculative purposes.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had $238 million of total debt outstanding at September 30, 2002. Of this amount, $185 million is borrowed at a fixed rate of 9 1/4% and the balance is borrowed under the credit facility. The interest rate for borrowings under the credit facility varies with LIBOR or the prime rate at the Company's option.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement effectively fixes the Company's borrowing rate at 6.6% on all outstanding borrowings under the credit facility, and expires on December 17, 2003. Therefore, the Company has effectively fixed the interest rate on all of its indebtedness at September 30, 2002. Given that all of the Company's borrowings are at fixed interest rates, a 10% change in rates would not have a significant impact on fair values, cash flows or earnings. The Company has no other derivative financial instruments.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended September 30, 2002.

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

                                                   K & F INDUSTRIES, INC.
                                                   ----------------------
                                                         Registrant

                                                  /s/  DIRKSON R. CHARLES
                                                       ------------------
                                                       Dirkson R. Charles
                                                   Chief Financial Officer
                                                            and
                                                   Registrant's Authorized
                                                          Officer

Dated:   November 12, 2002

                                 CERTIFICATION

I, Bernard L. Schwartz, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of K & F Industries,
        Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002                          /s/ BERNARD L. SCHWARTZ
                                                         -----------------------
                                                         Bernard L. Schwartz
                                                         Chief Executive Officer

                                 CERTIFICATION

I, Dirkson R. Charles, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of K & F Industries,
        Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002                          /s/ DIRKSON R. CHARLES
                                                         ----------------------
                                                         Dirkson R. Charles
                                                         Chief Financial Officer