Form 10-K
period 2002-12-31
K&F INDUSTRIES INC
filed 2003-03-31
CIK 851797

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 126.2).  Yes [ ]     No [X]

     There is no trading market for the registrant's common stock and none of the registrant's common stock is held by non-affiliates of the registrant. As of March 1, 2003, there were 740,398 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             K & F INDUSTRIES, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   17

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   17
Item 11.  Executive Compensation......................................   21
Item 12.  Security Ownership and Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   24
Item 13.  Certain Relationships and Related Transactions..............   26
Item 14.  Controls and Procedures.....................................   26

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   27
            Index to Exhibits.........................................   27
Signatures............................................................   30
Certifications........................................................   31

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

                                     PART I

ITEM I.  BUSINESS

     We were incorporated in Delaware on March 13, 1989. We sell our products to a wide range of major airframe manufacturers, commercial airlines and replacement part distributors and to the United States and certain foreign governments. We are, through our wholly-owned subsidiary, Aircraft Braking Systems Corporation, or Aircraft Braking Systems, one of the world's leading manufacturers of aircraft wheels, brakes and brake control systems for commercial transport, military and general aviation aircraft. During the year ended December 31, 2002, approximately 86% of our total revenues were derived from sales made by Aircraft Braking Systems. In addition, we believe we are, through our wholly-owned subsidiary, Engineered Fabrics Corporation, or Engineered Fabrics, the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 80% of the worldwide general aviation and commercial transport markets and over 50% of the domestic military market for those products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics with storage, shipping, environmental and rescue applications for military and commercial uses. During the year ended December 31, 2002, approximately 14% of our total revenues were derived from sales made by Engineered Fabrics.

     Aircraft Braking Systems has been a leader in the design and development of aircraft wheels, brakes and brake control systems, investing significant resources to refine existing braking systems, develop new technologies and design braking systems for new airframes. We have carefully directed our efforts toward expanding Aircraft Braking Systems' presence in each of the commercial transport, military and general aviation segments of the aircraft industry.

THE AIRCRAFT WHEEL AND BRAKE INDUSTRY

     Aircraft manufacturers are required to obtain regulatory airworthiness certification of their commercial aircraft by the FAA, by the United States Department of Defense in the case of military aircraft, or by similar agencies in most foreign countries. This process, which is both costly and time consuming, involves testing the entire airframe, including the wheels and braking system, to demonstrate that the airframe in operation complies with relevant governmental requirements for safety and performance. Generally, replacement parts for a wheel and brake system which has been certified for use on an airframe may only be provided by the original manufacturer of such wheel and brake system. Since most modern aircraft have a useful life of 25 years or more and require replacement of certain components of the braking system at regular intervals (which for medium- and short-range commercial aircraft generally averages once or twice a year), sales of replacement parts are expected to provide a long and steady source of revenues for the manufacturer of the braking system.

     Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers, although in recent years, Aircraft Braking Systems has occasionally teamed with landing gear manufacturers to respond to requests for proposals for a complete or "dressed" landing gear system. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In that case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Generally, where more than one supplier has been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on the customer's aircraft. Competition among certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating performance characteristics of the wheel and brake systems. Once selected, airlines infrequently replace entire wheel and brake systems because of the expense.

     In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies below cost in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through the sale of replacement parts. Recovery of pricing concessions and design costs for each airframe's wheels and brakes is contingent on a number of factors but occurs prior to the end of the useful life of the particular aircraft. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

     The following table illustrates the lifecycle of a typical commercial aircraft program.

                                  PROGRAM LIFECYCLE STAGES
---------------------------------------------------------------------------------------------
STAGE OF LIFECYCLE                           DURATION     CHARACTERISTICS
------------------                          -----------   ---------------
Development                                 2-4 years     - Time period up through
                                                            certification
                                                          - Design and development
                                                          - No revenues generated
Growth                                      8-15 years    - Planes certified and delivered
                                                          - Investing in original equipment
                                                          (cash outflows)
                                                          - Cash inflows from replacement
                                                            parts
Mature                                      15-25 years   - Most lucrative stage
                                                          - Full program fleet in flight, but
                                                            program no longer in production
                                                          - No program investments
                                                          - Cash inflows from replacement
                                                            parts
Decline                                     12-15 years   - Planes in fleet gradually taken
                                                          out of service

BUSINESS STRATEGY

     COMMERCIAL TRANSPORT. Aircraft Braking Systems has directed its efforts toward expanding its presence on high-cycle, medium- and short-range commercial aircraft, i.e., regional jets. These aircraft typically make more frequent landings than long-range commercial aircraft and require more frequent replacement of wheels and brakes. As a result, we believe that Aircraft Braking Systems has become the largest supplier of wheels and brakes for regional jets, adding approximately 1,900 medium- and short-range commercial aircraft to the portfolio of aircraft using its products. We believe that this strategy has been successful, because more and more passengers are demanding non-stop service to the destination of their choice, with more frequent departure times. This increase in point-to-point service has resulted in fewer connecting flights but more frequent service from smaller, local airports. Following the events of September 11, 2001, major airlines became increasingly dependent on lower-cost regional aircraft, further accelerating point-to-point geographical coverage, even as the major airlines reduced capacity overall by grounding some planes and eliminating some flights.

     MILITARY. We will continue to try to increase our leadership in the military sector. The 2003 U.S. defense budget for aircraft procurement is $24.2 billion. This reflects an approximate 19.5% increase over 2002 levels. This renewed emphasis on defense spending is expected to benefit the fleet of more than 12,000 military aircraft already in Aircraft Braking Systems' customer portfolio through replenishment, upgrades and modernization activities and may lead to additional program opportunities. In addition, Engineered Fabrics is expected to benefit from this renewed emphasis as more than 70% of its revenues for the year ended December 31, 2002 were attributable to U.S. military sales.

     GENERAL AVIATION. We will continue to focus our efforts on high-end business and executive jet platforms within the general aviation sector. We expect further utilization of aircraft within this sector through the increased use of "fractional" ownership programs, which allow multiple parties to share in the ownership of an aircraft through such forms as memberships and limited partnerships. Business jet utilization should also benefit from the perception of greater safety, as well as the convenience of easier security checks. We believe that Aircraft Braking Systems already provides braking equipment for more than 50% of the business jets in the current general aviation fleet.

PRODUCTS

     AIRCRAFT BRAKING SYSTEMS. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, brakes and brake control systems for commercial transport, military and general aviation aircraft. The braking systems produced by Aircraft Braking Systems are either carbon-based or steel-based. While steel-based systems typically are sold for less than carbon-based systems, these systems generally require more frequent replacement because their steel brake pads tend to wear more quickly. More than 75% of Aircraft Braking Systems' revenues are derived from the sale of replacement parts.

     As of December 31, 2002, Aircraft Braking Systems' products had been installed on approximately 28,000 commercial transport, military and general aviation aircraft. Current fleets of commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-27/28, Fokker F-50/60, Fairchild Dornier DO-228, Bombardier CRJ-100/200, CRJ-700, Saab 340 and Saab 2000, for all of which Aircraft Braking Systems is the sole certified supplier. In addition, Aircraft Braking Systems is a supplier of spare parts for the dual-sourced MD-80 program.

     Aircraft Braking Systems' wheels and brakes have been selected for use on a number of high-cycle airframe designs including the Airbus A-320, A-321 and the MD-90. Aircraft Braking Systems is also the sole certified supplier for the Bombardier CRJ-100/200, CRJ-440, CRJ-700 and CRJ-900 regional jets. Since its introduction in late 1992, Bombardier has received firm orders for approximately 1,215 Canadair Regional Jets with approximately 775 aircraft currently in service. In addition, Aircraft Braking Systems is the sole certified supplier of wheels and carbon brakes for the Embraer ERJ-170, ERJ-175, ERJ-190-100, ERJ-190-200 and ERJ-195, a family of regional jets introduced in 2001. Since 2000, we have been the sole source supplier for the Fairchild Dornier DO-328 Turboprop.

     Aircraft Braking Systems is a supplier of wheels and carbon brakes on the Airbus A-321, the 186-seat "stretch" version of the popular A-320 standard body twin-jet. Airbus has approximately 415 orders booked for A-321 aircraft. Of the 256 aircraft delivered to date, Aircraft Braking Systems has provided wheels and brakes for 111 of these aircraft.

     Some of the U.S. military platforms using wheels and brakes supplied by Aircraft Braking Systems are the F-14 and F-16 fighters, the B-1B bomber and the C-130 transport. In 2002, we were selected to supply the wheels, brakes and brake control systems on the Korean Aerospace T-50 Trainer. In 2001, we were selected to supply the wheels and brakes for the new Dassault Falcon 7X business jet and the Raytheon Hawker 450. Other general aviation aircraft supplied by us include the Dassault Falcon 900EX, the Gulfstream G100, G200 and GIV-X aircraft and the Learjet 31A and Learjet 60.

     Aircraft Braking Systems' brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize the braking force while also preventing the wheels from locking and skidding. Of the three principal competitors in the wheel and brake industry, Aircraft Braking Systems, Honeywell's Aircraft Landing Systems Division and Goodrich Corporation, Aircraft Braking Systems is the only significant manufacturer of brake control systems. Because of the sensitivity of brake control systems to variations in brake performance, our management believes that our braking system integration capability gives Aircraft Braking Systems a competitive advantage over our two largest competitors. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     A large part of Aircraft Braking Systems' existing programs are in the mature stage. This is favorable to us because our investments to establish these programs are completed, resulting in cash inflows from the sale of replacement parts. Additionally, programs in the growth stage should provide stability and substantial cash flow in the future, offsetting the loss of revenues from programs in the declining stage.

     ENGINEERED FABRICS. We believe Engineered Fabrics is the leading worldwide manufacturer of flexible bladder type fuel tanks for aircraft, serving approximately 80% of the worldwide commercial transport and general aviation markets and over 50% of the domestic military market for those products. Engineered Fabrics' programs include fixed-wing aircraft fuel tank programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-14, F-15, F-16, C-130, KC-10 and KC-135 aircraft. Military helicopter fuel tank programs include the UH-60, SH-60, CH/MH-53 and RAH-66 platforms with Sikorsky, the CH-47 with Boeing and the V-22 with Bell/Boeing. Commercial helicopter applications include the MD-500 and MD-600 and the Bell 214-ST. Many of these platforms also utilize Engineered Fabrics' iceguards for deicing and anti-icing of the rotor blades and inlets.

     Bladder fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the year ended December 31, 2002, sales of fuel tanks accounted for approximately 80% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel, thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. Engineered Fabrics manufactures crash-resistant fuel tanks for helicopters and military aircraft that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known domestic supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts, and are therefore cost-advantageous.

     Iceguards manufactured by Engineered Fabrics are heating systems made from layered composite materials that are applied on engine inlets, propellers, rotor blades and tail assemblies. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, the system provides protection.

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

     The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of our total sales:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Wheels and brakes...........................................   80%    79%    81%
Brake control systems.......................................    7%     7%     6%
Fuel tanks..................................................   11%    11%    10%
                                                               --     --     --
Total.......................................................   98%    97%    97%
                                                               ==     ==     ==

SALES AND CUSTOMERS

     We sell our products to more than 175 airlines, airframe manufacturers, governments and distributors across the commercial transport, military and general aviation sectors. Sales to the U.S. government represented approximately 26%, 21% and 17% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of our total revenues by respective market, as a percentage of total sales:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Commercial transport........................................   53%    56%    61%
Military (U.S. and foreign).................................   30%    26%    20%
General aviation............................................   17%    18%    19%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

     COMMERCIAL TRANSPORT. Customers for our products in the commercial transport market include a wide variety of airframe manufacturers, commercial airlines and replacement part distributors. Our products are used on a broad range of large commercial transports (100 seats or more), regional jets and other commuter aircraft (between 20 and 120 seats). Customers include Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swiss Air, Northwest Airlines, Continental Airlines, American Airlines, Saudi Arabian Airlines, AeroMexico, TAM Airlines, China Eastern Airlines, Honeywell and Goodrich Corporation. Additionally, we provide spare replacement parts to aircraft manufactured by the four largest commercial aircraft manufacturers: Boeing, Airbus, Bombardier and Embraer.

     MILITARY. We believe we are the largest supplier of wheels, brakes and fuel tanks to the U.S. military. We also supply the militaries of many foreign governments. Our products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the U.S. military aircraft using these products are the F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, B2, C-130, C-130J and C-141. Some of the foreign military aircraft using these products include the F-2 (formerly the FS-X) in Japan, AIDC Indigenous Defensive Fighter, or IDF, in Taiwan, Saab JAS-39 in Sweden, Alenia C-27 in Italy and the Casa C-212 in Spain. Substantially all of our military products are sold to the U.S. Department of Defense, foreign governments or to airframe manufacturers including Lockheed Martin, Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems we manufacture for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39 and IDF aircraft.

     GENERAL AVIATION. We believe we are the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft (19 seats or less). This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Learjet, Canadair, Cessna, Dassault and Israeli Aircraft Industries, and distributors, such as Aviall. We supply brake control systems to Gulfstream, Dassault and other aircraft manufacturers. General aviation aircraft using our wheels and brakes exclusively include the Beech Starship and Beech 400 A/T series of aircraft, the Lear series 20, 30, 31A, 55 and 60, the Gulfstream G-I, G-II, G-III and G-IV, the IAI 1123, 1124, 1125 Astra, Astra SPX and Galaxy, the Challenger CL600, CL601 and CL604, the Raytheon Hawker Horizon and the Falcon 10, 100, 20, 200, 50 and 50EX.

FOREIGN CUSTOMERS

     We supply products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to us. The following table shows our sales to both foreign and domestic customers:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Domestic sales..............................................   59%    58%    60%
Foreign sales...............................................   41%    42%    40%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     We employ scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields. At December 31, 2002, we employed approximately 138 engineers (of whom 22 held advanced degrees). Approximately 26 of those engineers (including 11 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve our products.

     The costs incurred relating to independent research and development for the years ended December 31, 2002, 2001 and 2000 were $14.6 million, $16.2 million and $15.8 million, respectively.

PATENTS AND LICENSES

     We have a large number of patents related to the products of our subsidiaries. While in the aggregate our patents are of material importance to our business, we believe no single patent or group of patents is of material importance to our business as a whole.

COMPETITION

     We face substantial competition from a few suppliers in each of our product areas. Our principal competitors that supply wheels and brakes are Honeywell's Aircraft Landing Systems Division and Goodrich Corporation. Both significant competitors are larger and have greater financial resources than us. The principal competitors for brake control systems are the Hydro-Aire Division of Crane Co. and Messier Bugatti in France. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France, both owned by Zodiac S.A., a French company.

BACKLOG

     Backlog at December 31, 2002 and 2001 amounted to approximately $142.5 million and $150.2 million, respectively. Backlog consists of firm orders for our products which have not been shipped. Approximately 86% of our total backlog at December 31, 2002 is expected to be shipped during the next twelve months, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of our products.

     Of our total backlog at December 31, 2002, approximately 40% was directly or indirectly for end use by the U.S. government, substantially all of which was for use by the Department of Defense. For certain risks associated with U.S. government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the years ended December 31, 2002, 2001 and 2000, approximately 26%, 21% and 17%, respectively, of our total sales were made to agencies of the U.S. government or to prime contractors or subcontractors of the U.S. government.

     The majority of our defense-related sales are from basic ordering agreements. The remainder of our defense business is derived from contracts that are firm, fixed-price contracts under which we agree to perform for a predetermined price. Although our fixed-price contracts generally permit us to keep unexpected profits if costs are less than projected, we do bear the risk that increased or unexpected costs may reduce profit or cause us to sustain losses on the contract. All domestic defense contracts and subcontracts to which we are a party are subject to standard provisions for termination at the convenience of the government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and to an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.

     Companies supplying defense-related equipment to the U. S. government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the U.S. government to unilaterally suspend us from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U. S. government, changes in the U. S. government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the government for aircraft using products of the type manufactured by us, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or substantial cost overruns would have an adverse effect on our cash flow and results of operations.

SUPPLIES AND MATERIALS

     The principal raw materials used by Aircraft Braking Systems in its wheel and brake manufacturing operations are steel, aluminum forgings and carbon compounds. We produce most of our carbon at our carbon manufacturing facility in Akron, Ohio. Steel and aluminum forgings are purchased from multiple sources. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary. We have not experienced any shortage of raw materials to date.

PERSONNEL

     At December 31, 2002, we had 1,261 full-time employees, of which 771 were employed by Aircraft Braking Systems (345 hourly and 426 salaried employees) and 490 were employed by Engineered Fabrics (356 hourly and 134 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

     Aircraft Braking Systems' current four-year labor agreement will expire on June 30, 2006. Engineered Fabrics' three-year contract with its union expires on February 5, 2004.

ITEM 2.  PROPERTIES

     UNITED STATES FACILITIES. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States which are individually owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio and consists of approximately 770,000 square feet of manufacturing, engineering and office space. Engineered Fabrics' facility is located in Rockmart, Georgia and consists of approximately 564,000 square feet of manufacturing, engineering and office space. We believe that our properties and equipment are generally well-maintained, in good operating condition and adequate for our present needs.

     FOREIGN FACILITIES. We occupy approximately 19,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. We also maintain a sales and service office in Toulouse, France.

     AKRON FACILITY ARRANGEMENTS. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, we lease approximately 433,000 square feet of space within the Lockheed Martin complex and are subject to annual occupancy payments to Lockheed Martin. During the years ended December 31, 2002, 2001 and 2000, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $0.9 million, $0.9 million and $2.1 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     There are various lawsuits and claims pending against us incidental to our business. Although the final results in those suits and proceedings cannot be predicted with certainty, in the opinion of our management, the ultimate liability, if any, will not have a material adverse effect on us.

ENVIRONMENTAL

     Our manufacturing operations are subject to various environmental laws and regulations, including those related to pollution, air emissions and the protection of human health and the environment, administered by federal, state and local agencies. We continually assess our obligations and compliance with respect to these requirements. Based upon these assessments and other available information, we believe that our manufacturing facilities are in substantial compliance with all applicable existing federal, state and local environmental laws and regulations and we do not expect environmental costs to have a material adverse effect on us. The operation of manufacturing plants entails risk in these areas, and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect us. For example, such costs or liabilities could arise due to changes in the existing law or its interpretation, or newly discovered contamination.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no trading market for our common stock. All of our common stock is owned or controlled by Bernard L. Schwartz, our Chairman and Chief Executive Officer, and by four limited partnerships of Lehman Brothers Holdings Inc. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part IV of this Annual Report on Form 10-K. In 2002, we paid a dividend to stockholders in connection with a recapitalization. Our ability to pay dividends in the future is restricted by, among other things, our current credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the related audited consolidated financial statements contained in this Annual Report on Form 10-K.

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2002       2001       2000       1999       1998
                                  --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS)
Income Statement Data:
  Net sales.....................  $348,649   $355,334   $375,890   $355,951   $345,447
  Cost of sales.................   204,819    204,036    199,459    197,757    196,190
                                  --------   --------   --------   --------   --------
  Gross Margin..................   143,830    151,298    176,431    158,194    149,257
  Independent research and
     development................    14,600     16,188     15,763     13,996     13,705
  Selling, general and
     administrative
     expenses(a)................    40,238     30,273     37,666     33,245     35,332
  Amortization(b)...............     3,935      8,837      8,118      8,773     10,286
                                  --------   --------   --------   --------   --------
  Operating income..............    85,057     96,000    114,884    102,180     89,934
  Interest expense, net.........    25,780     32,569     35,993     40,396     44,830
                                  --------   --------   --------   --------   --------
  Income before income taxes and
     extraordinary charge.......    59,277     63,431     78,891     61,784     45,104
  Income tax (provision)
     benefit....................   (16,730)   (27,447)   (14,906)    12,136     (5,744)
  Extraordinary charge(a).......      (414)        --         --         --         --
                                  --------   --------   --------   --------   --------
  Net income(b).................  $ 42,133   $ 35,984   $ 63,985   $ 73,920   $ 39,360
                                  ========   ========   ========   ========   ========
Balance Sheet Data (at end of
  period):
  Working capital...............  $ 35,547   $ 39,223   $ 45,695   $ 76,622   $ 38,839
  Total assets..................   422,045    404,008    430,085    441,868    420,099
  Long-term debt (includes
     current maturities(a)......   435,000    285,625    347,125    433,625    485,125
  Stockholders' deficiency(a)...  (227,656)   (58,253)   (78,006)  (141,734)  (215,610)
Other Data (for the period):
  Capital expenditures..........     4,084      5,057      9,845     10,413     14,873
  Depreciation and
     amortization(b)............    12,012     16,889     16,128     17,268     19,961

---------------

(a) On December 20, 2002, we completed a recapitalization that included the issuance of $250 million of 9 5/8% Senior Subordinated Notes Due 2010. The net proceeds of the notes were used to pay a $200 million dividend to our stockholders, pay off our former credit facility, pay transaction fees of $8.5 million and pay $9.4 million to holders of our common stock options. As a result of this transaction, our stockholders' deficiency increased by $200 million for the dividend, we recorded a $9.4 million charge to selling, general and administrative expenses for the payment to the holders of common stock options, we capitalized $8.5 million for the transaction fees and we recorded a $0.4 million extraordinary charge for the early extinguishment of debt. See Note 7 to the consolidated financial statements contained in this Annual Report on Form 10-K.

(b) On January 1, 2002, we adopted SFAS No. 142. Assuming the adoption of SFAS No. 142 at the beginning of the periods presented, amortization would have decreased by $6.1 million for each of the four years in the period ended December 31, 2001. Net income would have increased to $39.4 million, $68.9 million, $77.6 million and $43.0 million for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section may include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include reduction in airline traffic, business risks inherent in the airline industry, including terrorism, government regulation, lower than expected revenues, general economic conditions and competition in the areas in which we operate.

GENERAL

     Aircraft Braking Systems generates more than 75% of its revenues through the sale of replacement parts for wheels and braking systems which are installed on approximately 28,000 commercial transport, military and general aviation aircraft. As is customary in the industry, Aircraft Braking Systems incurs substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production. Research, development and design expenditures are charged to operations when incurred. Original wheel and brake equipment supplied to aircraft manufacturers at or below the cost of production, or program investments, are charged to operations when delivered to the aircraft manufacturers. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, we typically recoup our initial investment in original equipment and generate significant profits from the sales of replacement parts over the life of the aircraft. We have invested and will continue to invest significant resources to have our products selected for use on new commercial airframes, focusing on high-cycle, medium- and short-range aircraft, i.e. regional jets.

     During the years ended December 31, 2002, 2001 and 2000, we spent an aggregate of approximately $51.3 million, $54.1 million and $53.3 million, respectively, for research, development, design, program investments, capital expenditures and development participation costs. These types of costs are somewhat discretionary in any given year and our levels of spending may increase or decrease as the business base dictates. In 2002, we achieved many design and development milestones as we moved closer to aircraft certification and initial rates of production on a number of our recent sole source wins: CRJ-900, ERJ 170, ERJ-175, Dassault Falcon 7X, Falcon 900EX, Raytheon Hawker Horizon, Sino Swearingen SJ-30 and the T-50 Military Trainer. In prior years, we were selected as the sole supplier of wheels and brakes for each of the Saab 2000, the Bombardier CRJ-100/200, CRJ-440, CRJ-700, the Learjet 60, Embraer's 70, 75, 90 and 108 passenger jets, the Fairchild Dornier DO-328 Turboprop, the Dassault Falcon 900EX, Dassault Falcon 7X, the Gulfstream GIV-X and Raytheon Hawker Horizon and one of three suppliers of wheels and carbon brakes on the Airbus A-321; and the sole supplier of wheels, carbon brakes and brake control systems on the MD-90. Aircraft produced under most of these programs are in development or the early stages of their life cycles and represent significant future revenue opportunities for us.

     Results for the year ended December 31, 2001 were adversely affected by the sluggish economy and the events of September 11, 2001. Results for the year ended December 31, 2002 continued to be adversely affected by the sluggish economy that reduced demand for air travel and financial difficulties that confronted commercial aircraft operators.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, workers compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Inventory. Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts related to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. We evaluate the adequacy of these reserves quarterly.

     Our inventory reserve balances of $9.6 million, $11.8 million and $9.5 million as of December 31, 2002, 2001 and 2000, respectively, represent 15.6%, 16.3% and 12.9% of our gross inventory balances for each period. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments and we do not anticipate any changes to our policy in the near term.

     Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2002, 2001 and 2000 resulting from our evaluations.

     Warranty. Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When we become aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued. As of December 31, 2002, 2001 and 2000, our warranty liability was $15.2 million, $13.7 million and $11.9 million, respectively.

     Pension and Other Postretirement Benefits. We have significant pension and postretirement benefit costs and liabilities. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension and postretirement benefits expense we have recorded or may record. See Note 11 to the consolidated financial statements contained in this Annual Report on Form 10-K for a disclosure of our assumptions.

     The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, and it must represent the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 75 basis point decrease in the discount rate would increase our current year pension expense by approximately $0.9 million. We used a 7 1/2% discount rate in 2002 and will use a 6 3/4% discount rate for 2003 to reflect market interest rate conditions.

     To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A 50 basis point decrease in the expected annual return on assets would increase our current year pension expense by approximately $0.5 million. We assumed that the long-term returns on our pension plan assets was 9 1/2% in

2002. We reduced our expected long-term rate of return on pension plan assets for 2003 to 9% to reflect projected returns in the fixed income and equity markets.

     The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate range used to calculate the 2002 postretirement expense was 11% in 2002 trending down to 4.5% for 2009. A 1% increase in the assumed health care cost trend rate would increase 2002 postretirement benefit costs and the benefit obligation by approximately $1.1 million and $13.0 million, respectively.

RESULTS OF OPERATIONS

  COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Sales for the year ended December 31, 2002 totaled $348.6 million, a decrease of $6.7 million or 1.9%, compared with $355.3 million for the same period in the prior year. This decrease was principally due to lower sales of wheels and brakes for commercial transport aircraft of $14.1 million, primarily on the Fokker F100, DC-9, Fokker F27/28, CRJ-700 and DC-10 programs. General aviation sales decreased $5.2 million due to lower sales of wheels, brakes and fuel tanks on Gulfstream and Raytheon aircraft. Military sales increased $12.6 million primarily due to higher sales of wheels and brakes of $15.0 million on the B-1B, F-4, A-10 and F-14 programs, partially offset by lower sales of helicopter cabin interiors on various Sikorsky aircraft.

     The gross margin for the year ended December 31, 2002 was 41.3% compared with 42.6% for the same period in the prior year. This decrease was primarily due to the unfavorable overhead absorption effect relating to the lower sales and higher program investments.

     Independent research and development costs were $14.6 million for the year ended December 31, 2002 compared with $16.2 million for the same period in the prior year. This decrease was primarily due to lower costs associated with the Dassault Falcon 900 and JAS-39 programs.

     Selling, general and administrative expenses were $40.2 million for the year ended December 31, 2002 compared with $30.3 million for the same period in the prior year. This increase was primarily due to a $9.4 million charge relating to payments made to holders of our common stock options in connection with the recapitalization described below under "Liquidity and Financial Condition."

     Amortization expense was $3.9 million for the year ended December 31, 2002 compared with $8.8 million for the same period in the prior year. This decrease was primarily due to the elimination of $6.1 million of goodwill amortization during the year ended December 31, 2002 in accordance with SFAS No. 142, partially offset by higher amortization of intangible assets and deferred charges.

     Interest expense, net was $25.8 million for the year ended December 31, 2002 compared with $32.6 million for the same period in the prior year. This decrease was due to lower non-cash interest expense of $4.3 million (non-cash interest income of $0.4 million during the year ended December 31, 2002 compared with non-cash interest expense of $3.9 million for the same period in the prior year) relating to the change in market value of our interest rate swap in accordance with SFAS No. 133. Net interest expense also decreased due to a lower average debt balance.

     Our effective tax rate of 28.2% for the year ended December 31, 2002 differs from the statutory rate of 35% due to utilization of state net operating losses and tax benefits derived from foreign sales. The effective tax rate of 43.3% for the year ended December 31, 2001 differs from the statutory rate of 35% due to foreign, state and local taxes. The decrease in the effective rate in 2002 compared with 2001 is primarily due to higher tax benefits derived from foreign sales and utilization of state net operating losses.

 COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Sales for the year ended December 31, 2001 totaled $355.3 million, a decrease of $20.6 million or 5.5%, compared with $375.9 million for the same period in the prior year. This decrease was due to lower sales of wheels and brakes for commercial transport aircraft of $23.5 million, primarily on the DC-9, MD-90, DC-10 and SAAB 340 programs, partially offset by higher sales on the CRJ-700 program. General aviation sales also decreased $5.7 million, primarily due to lower sales of wheels and brakes on Gulfstream and Lear aircraft. This overall weakness in commercial and general aviation sales was primarily due to the sluggish economy and the events of September 11. Other commercial sales decreased $5.2 million primarily due to lower sales of coated fabrics used on railroad train cars. Military sales increased $13.8 million, primarily due to higher sales of wheels and brakes on the B-IB program, fuel tanks on the AH-64 and Blackhawk programs and helicopter cabin interiors on various Sikorsky aircraft.

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

     Interest expense, net was $32.6 million for the year ended December 31, 2001 compared with $36.0 million for the same period in the prior year. This decrease was due to a lower average debt balance and lower interest rates on our variable rate indebtedness, partially offset by a non-cash charge of $3.9 million relating to the change in fair market value on our interest rate swap in accordance with SFAS No. 133.

     Our effective tax rate of 43.3% for the year ended December 31, 2001 differs from the statutory rate of 35% due to foreign, state and local taxes. The effective tax rate of 18.9% for year ended December 31, 2000 differs from the statutory rate of 35% due to utilization of net operating losses for which a tax benefit had not been recognized and foreign sales corporation tax benefits, partially offset by state and local taxes. The increase in the effective rate in 2001 over 2000 is primarily due to a net decrease in the valuation allowance during 2000.

LIQUIDITY AND FINANCIAL CONDITION

     Our cash and cash equivalents totaled $22.7 million at December 31, 2002 compared with $5.1 million at December 31, 2001. Our total debt, consisting of our 9 5/8% notes and our 9 1/4% notes, was $435.0 million at December 31, 2002 compared with $285.6 million at December 31, 2001. The reason for the increase in the debt balance is due to the recapitalization as described below, partially offset by principal payments made on our debt during 2002.

     On December 20, 2002, we completed a recapitalization as follows:

     - We issued $250 million of senior subordinated notes due December 15, 2010 for which we received $241.5 million after paying fees and expenses.

     - We paid $32.0 million of outstanding borrowings under our former credit facility.

     - We established a new $30.0 million revolving credit facility.

     - We paid a dividend of $200.0 million to the holders of our common stock.

     - We paid $9.4 million to the holders of our common stock options.

     We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness. We do not have to pay principal on our notes until October 2007, when our 9 1/4% notes mature.

     Our credit facility provides for revolving loans not to exceed $30.0 million, with up to $10.0 million available for letters of credit. At December 31, 2002, we had outstanding letters of credit of $2.9 million and $27.1 million available to borrow under the credit facility. The credit facility commitment terminates on June 30, 2007. The credit facility is secured by substantially all of our assets, including the stock of our subsidiaries.

     The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio.

     The following represents our scheduled debt maturities, letters of credit, non-cancelable operating lease commitments, payments required under the advisory agreement with Bernard L. Schwartz and interest rate swap, subsequent to December 31, 2002:

                           SCHEDULED                  OPERATING                INTEREST
                              DEBT      LETTERS OF      LEASE      ADVISORY      RATE
YEAR ENDING DECEMBER 31,   MATURITIES     CREDIT     COMMITMENTS   AGREEMENT     SWAP     TOTAL
------------------------   ----------   ----------   -----------   ---------   --------   ------
                                                   (DOLLARS IN MILLIONS)
2003.....................    $   --         --          $3.2         $2.4        $4.0     $  9.6
2004.....................        --         --           3.3          2.4          --        5.7
2005.....................        --         --           2.8          2.4          --        5.2
2006.....................        --         --           1.4          2.4          --        3.8
2007.....................     185.0        2.9           1.1          2.4          --      191.4
Thereafter...............     250.0         --           3.9          2.4*         --      256.3

---------------

* Represents one annual payment under the advisory agreement which has an indefinite term.

     Based upon the current level of operations, our management believes that our cash flow from operations, together with available borrowings under the credit facility, are adequate to meet our anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments and interest payments. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including notes) or obtain additional financing. Our ability to make scheduled principal payments, to pay interest and to refinance our indebtedness (including our 9 5/8% notes and our 9 1/4% notes) depends on our future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, including senior subordinated notes, or make necessary capital expenditures and program and other discretionary investments.

CASH FLOW

     During the year ended December 31, 2002, net cash provided by operating activities amounted to $90.4 million and was driven by operating profitability and a reduction in accounts receivable and inventory due to improved asset management, partially offset by an increase in funding for our pension plans. During the year ending December 31, 2001, net cash provided by operating activities amounted to $77.5 million and was driven by operating profitability and a reduction in accounts receivable and inventory, partially offset by a decrease in accounts payable, notes payable and payment of bonuses earned in 2000. During the year ended December 31, 2000, net cash provided by operating activities amounted to $110.7 million and was driven by operating profitability and a reduction in accounts receivable and inventory, partially offset by an increase in funding for our pension plans.

     During the year ended December 31, 2002, net cash used in investing activities amounted to $13.7 million due to $4.1 million of capital expenditures and $9.6 million of program participation costs. During the year ended December 31, 2001, net cash used in investing activities amounted to $17.3 million due to $5.1 million of capital expenditures, $11.7 million of program participation payments and $0.5 million for costs relating to intangible assets. During the year ended December 31, 2000, net cash used in investing activities amounted to $21.3 million due to $9.8 million of capital expenditures, $5.8 million of program participation payments and $5.7 million for the purchase of intellectual property for the Dornier 328 program. Capital spending for the year ending December 31, 2003 is expected to be approximately $8.0 million.

     During the year ended December 31, 2002, net cash used in financing activities amounted to $59.1 million due to the payment of a $200 million dividend to the holders of our common stock, the repayment of indebtedness of $100.6 million and transaction fees of $8.5 million in connection with our issuance of our 9 5/8% notes, partially offset by proceeds of $250 million from our 9 5/8% notes. During the years ended December 31, 2001 and 2000, net cash used in financing activities amounted to $61.5 million and $86.5 million, respectively, due to the repayment of indebtedness.

ACCOUNTING CHANGES AND PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

     Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this standard until its life is determined to no longer be indefinite. We adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. Our impairment analysis did not result in an impairment charge.

     Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. There was no impact to our financial position, results of operations or cash flows related to the adoption of this standard.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     As a requirement of a previous credit facility, we entered into an interest rate swap agreement in 1997 to reduce the impact of potential increases in interest rates on the credit facility. This interest rate swap agreement is our only financial instrument that is required to be accounted for at fair value in accordance with SFAS No. 133.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $0.9 million ($0.6 million after tax) during the year ended December 31, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years, which was the remaining life of the interest rate swap agreement at January 1, 2001. During the years ended December 31, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash interest income of $0.4 million and non-cash interest expense of $3.9 million, respectively. These amounts were recorded in interest expense as this derivative was not designated as a hedging instrument. We do not utilize derivatives for speculative purposes.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS No. 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. At this time, we do not expect this standard to have a material impact on our consolidated financial position, results of operation or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

     In December 2002, the FASB issued No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock based compensation. Effective January 1, 2002, the disclosure provisions of SFAS No. 148 have been adopted by the Company.

     In November 2002, the FASB issued Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions and are evaluating the impact that full adoption of this interpretation will have on our consolidated financial position, results of operations and cash flows.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," expanding the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to transactions involving variable interest entities. As we do not have any variable interest entities, we do not expect the adoption of this standard to have an impact on our consolidated financial position, results of operations and cash flows.

INFLATION

     A majority of our sales are conducted through annually established price lists and long-term contracts. The effect of inflation on our sales and earnings is minimal because the selling prices of those price lists and contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have $435 million of total fixed rate debt outstanding at December 31, 2002. Borrowings under the credit facility bear interest that varies with LIBOR.

     As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement has a notional amount of $84.0 million and we are required to make payments for the difference between actual three month LIBOR and 5.95% on this amount. The interest rate swap agreement expires on December 17, 2003. The payments made under the swap agreement were $3.8 million in 2002, and are expected to be approximately $4.0 million in 2003 assuming three month LIBOR at December 31, 2002 remains constant throughout the year. If interest rates change by 10%, it would not have a significant impact on the fair value or the future payments to be made under our swap agreement. Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no other derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements, together with the auditors' reports thereon, appearing on pages F-1 to F-21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of our directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified, and all executive officers hold office at the pleasure of the Board of Directors. Our following executive officers or directors are related by blood or marriage:
Kenneth M. Schwartz is the nephew of Bernard L. Schwartz, Ronald H. Kisner's wife is the niece of Bernard L. Schwartz and John R. Paddock's wife is the daughter of Bernard L. Schwartz. No other executive officer or director of ours is related by blood, marriage or adoption.

                                                                                  DIRECTOR
NAME                                          AGE   POSITION(S)                    SINCE
----                                          ---   -----------                   --------
Bernard L. Schwartz*........................  77    Chairman of the Board           1989
                                                    and Chief Executive Officer
David J. Brand**............................  41    Director                        1997
Herbert R. Brinberg*........................  77    Director                        1989
Robert B. Hodes*............................  77    Director                        1997
Ronald H. Kisner*...........................  54    Director and Secretary          1989
John R. Paddock*............................  49    Director                        1989
A. Robert Towbin***.........................  67    Director                        1989
Alan H. Washkowitz**........................  62    Director                        1989
Donald E. Fogelsanger.......................  77    Vice Chairman
Kenneth M. Schwartz.........................  51    President and
                                                    Chief Operating Officer
Dirkson R. Charles..........................  39    Chief Financial Officer

---------------

  * Designated as director by Bernard L. Schwartz pursuant to the Stockholders Agreement.

 ** Designated as director by certain Lehman Brothers merchant banking partnerships pursuant to the Stockholders Agreement.

*** Designated as independent director by Bernard L. Schwartz and certain Lehman
    Brothers merchant banking partnerships pursuant to the Stockholders
    Agreement.

     Mr. Bernard L. Schwartz has been our Chairman and Chief Executive Officer since 1989. Mr. B. Schwartz has been Chairman and Chief Executive Officer of Loral Space & Communications Ltd. since April 1996. From 1972 to April 1996, Mr.
B. Schwartz was Chairman and Chief Executive Officer of Loral Corporation. Mr.
B. Schwartz is a Director of Loral Cyberstar, Inc., a Director of Satelites Mexicanos, S.A. de C.V., a Director of First Data Corporation, a Trustee of Mount Sinai-NYU Medical Center and Health System and a Trustee of Thirteen/WNET Educational Broadcasting Corporation.

     Mr. Brand is a Managing Director of Lehman Brothers and a senior principal in the Global Mergers & Acquisitions Group. From 1995 to April 2002, Mr. Brand led Lehman Brothers' Technology Mergers and Acquisitions business. Mr. Brand joined Lehman Brothers in 1987 and has been responsible for merger and corporate finance advisory services for many of Lehman Brothers' technology and defense industry clients.

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

     Mr. Hodes is Counsel to the law firm of Willkie Farr & Gallagher with which he has been associated since 1949. He is a Director of LCH Investments N.V., Loral Space & Communications Ltd., Mueller Industries, Inc., Restructured Capital Holdings Ltd. and R.V.I. Guaranty Co., Ltd.

     Mr. Kisner has been our Secretary since 1997 and employed by us since January 1999. He was a member of the law firm of Chekow & Kisner, P.C. from 1984 until 1999. From 1982 to 1984, Mr. Kisner was a sole practitioner. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held the offices of Secretary, Vice President and Director.

     Dr. Paddock is a licensed psychologist who has maintained an independent practice of psychotherapy, assessment and consultation in Atlanta, Georgia since 1982. He has also been President of the Georgia Psychological Association (1993-1994). He holds appointments in the Departments of Psychology and Psychiatry at Emory University.

     Mr. Towbin is a Managing Director of Stephens, Inc. and a Founder of Stephens Financial Group. From January 2000 to November 2001 he was Co-Chairman of C.E. Unterberg Towbin. From September of 1995 to January 2000 he was Senior Managing Director. From January 1994 to September 1995, he was President and Chief Executive Officer of the Russian-American Enterprise Fund and later Vice Chairman of its successor fund, The U.S. Russia Investment Fund. Mr. Towbin was a Managing Director at Lehman Brothers and Co-head, High Technology Investment Banking from January 1987 until January of 1994. Mr. Towbin was Vice Chairman and a Director of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. and its predecessor companies from 1959 to 1987. Mr. Towbin is also a Director of Gerber Scientific, Inc., Globalstar Telecommunications Ltd. and Globecomm Systems, Inc.

     Mr. Washkowitz is a Managing Director of Lehman Brothers and Head of the Merchant Banking Group, and is responsible for the oversight of Merchant Banking Fund II and its affiliated investment vehicles, as well as their predecessor, Merchant Banking Fund I. He has served on the Investment Committee for 14 years, and he is also a member of Lehman Brothers' Commitment Committee and Fairness Opinion Committee. Mr. Washkowitz joined Kuhn Loeb & Co. in 1968. He became a general partner of Lehman Brothers in 1977 when Kuhn Loeb was acquired and a Managing Director of Lehman Brothers in 1978. Prior to joining the Merchant Banking Group in 1988, Mr. Washkowitz headed the Financial Restructuring Group, which advised distressed companies and their creditors on a wide range of business and financial issues. Mr. Washkowitz is a Director of L-3 Communications Corporation, Peabody Energy Corporation and C.P. Kelco.

     Mr. Fogelsanger has been our Vice Chairman since March 2000. Mr. Fogelsanger was our President from January 1996 to March 2000. From April 1989 to January 1996, Mr. Fogelsanger was the President of Aircraft Braking Systems. From 1987 to 1989 he was President of Loral Corporation's Aircraft Braking Systems Division. From January 1986 to March 1987 he was Vice President and General Manager of Goodyear Aerospace Corporation's ABSC division. From 1980 to 1986 he was General Manager of Goodyear's Aircraft Tire Operations. In 1968, Mr. Fogelsanger directed Goodyear's development of a crash-resistant fuel system for helicopters that was credited with saving hundreds of lives during the Vietnam War. He joined Goodyear in 1951.

     Mr. Kenneth M. Schwartz has been our President and Chief Operating Officer since March 2000. Mr. K. Schwartz was our Executive Vice President from January 1996 to March 2000. From June 1989 to January 1996, Mr. K. Schwartz held the positions of Chief Financial Officer, Treasurer and Secretary. Previously he was the Corporate Director of Internal Audit for Loral Corporation and prior to that held various positions with the accounting firm of Deloitte & Touche LLP.

     Mr. Charles has been our Chief Financial Officer since May 1996. From May 1993 to May 1996, Mr. Charles was our Controller. Previously, he was the Manager of Accounting and Financial Planning. Prior to employment with us in 1989, Mr. Charles held various other positions with a major accounting firm, which he joined in 1984.

  EXECUTIVE OFFICERS OF AIRCRAFT BRAKING SYSTEMS CORPORATION AND ENGINEERED FABRICS CORPORATION

     Set forth below are the names, ages and positions of the executive officers of Aircraft Braking Systems and Engineered Fabrics. All executive officers hold office at the pleasure of their respective Board of Directors.

     Aircraft Braking Systems Corporation

NAME                                        AGE   POSITION
----                                        ---   --------
Frank P. Crampton.........................  59    Senior Vice President-Marketing
Richard W. Johnson........................  59    Senior Vice President-Finance and
                                                  Administration
James J. Williams.........................  47    Senior Vice President-Operations
Gary M. Rimlinger.........................  55    Vice President-Engineering

     Engineered Fabrics Corporation

NAME                                        AGE   POSITION
----                                        ---   --------
John A. Skubina...........................  48    President
Richard P. Arsenault......................  45    Vice President-Finance
Terry L. Lindsey..........................  58    Vice President-Marketing
Anthony G. McCann.........................  43    Vice President-Operations
Dan C. Sydow..............................  66    Vice President-Engineering

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

     Mr. Rimlinger was named Vice President of Engineering at Aircraft Braking Systems in June 1998. He had been Director of Research and Technology for Aircraft Braking Systems since February 1990. Prior to this assignment, he spent 11 years in various Engineering and Engineering Management positions in the Research and Technology Department of Aircraft Braking Systems, Loral Corporation's Aircraft Braking Systems Division and Goodyear Aerospace.

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

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the years ended December 31, 2002, 2001 and 2000, paid to the chief executive officer and each of the other four most highly compensated executive officers.

                                           ANNUAL COMPENSATION     LONG-TERM COMPENSATION
                                         -----------------------   -----------------------
                                                                    OPTIONS        LTIP         ALL OTHER
                                          SALARY         BONUS      GRANTED      PAYOUTS     COMPENSATION(A)
NAME AND PRINCIPAL POSITION       YEAR      ($)           ($)         (#)          ($)             ($)
---------------------------       ----   ---------     ---------   ----------   ----------   ---------------
Bernard L. Schwartz.............  2002   1,920,000(b)  4,839,700          --           --              --
  Chairman of the Board and       2001   2,060,259(b)  5,483,700          --           --              --
  Chief Executive Officer         2000   2,082,572(b)  7,300,200          --           --              --
Kenneth M. Schwartz.............  2002     535,000(b)  1,950,000(c)     5,000      74,000          13,918
  President and Chief Operating   2001     485,000(b)    120,000          --       60,000          12,518
  Officer of K & F Industries,
     Inc.                         2000     476,155(b)    850,000(d)     2,500      53,333          11,140
Donald E. Fogelsanger...........  2002     235,000       500,000(c)        --      66,333          31,156
  Vice Chairman of                2001     235,000        96,000          --       58,334          31,646
  K & F Industries, Inc.          2000     235,000       410,000(d)        --      55,000          30,382
Dirkson R. Charles..............  2002     230,000       895,000(c)     1,000      55,666           9,396
  Chief Financial Officer of      2001     200,000        63,000          --       46,333           8,916
  K & F Industries, Inc.          2000     185,000       525,000(d)       750      39,333           7,888
Ronald H. Kisner................  2002     207,000       689,000(c)        --      50,333          13,656
  Director and Secretary of       2001     180,000        54,000          --       41,667          12,576
  K & F Industries, Inc.          2000     170,000       430,000(d)     1,250      35,000          11,552

---------------

(a) Includes the following: (i) Our contributions to individual 401(k) plan accounts for the years ended December 31, 2002, 2001 and 2000, respectively:
    Mr. K. Schwartz -- $7,200, $6,120 and $5,057; Mr. Fogelsanger -- $6,600,
    $6,120 and $5,086; Mr. Charles -- $6,600, $6,120 and $5,092: and Mr.
    Kisner -- $7,200, $6,120 and $5,096; and (ii) the compensation element of supplemental life insurance programs for the years ended December 31, 2002, 2001 and 2000, respectively: Mr. K. Schwartz -- $6,718, $6,398 and $6,083;
    Mr. Fogelsanger -- $24,556, $25,526 and $25,296; Mr. Charles -- $2,796,
    $2,796 and $2,796; and Mr. Kisner -- $6,456, $6,456 and $6,456.

(b) We have an Advisory Agreement with Mr. Bernard L. Schwartz which provides for the payment of an aggregate of $200,000 per month of compensation to Mr.
    B. Schwartz and persons or expenses designated by him. Mr. B. Schwartz designated that $150,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for each of the three years in the period ended December 31, 2002.

(c) Includes payments made as a holder of common stock options in connection with the recapitalization, of: $1,725,000 for Mr. K. Schwartz; $375,000 for Mr. Fogelsanger; $780,000 for Mr. Charles; and $585,000 for Mr. Kisner.

(d) In 2000, the Board of Directors awarded special bonuses to various directors, officers and employees, including: $650,000 for Mr. K. Schwartz; $250,000 for Mr. Fogelsanger; $420,000 for Mr. Charles; and $340,000 for Mr. Kisner.

                       OPTION GRANTS IN LAST FISCAL YEAR

     We granted non-qualified stock options during the year ended December 31, 2002 to the executive officers named below. The options granted in 2002 become exercisable in three equal installments on the first, second and third anniversaries of the date of grant, and remain exercisable until 10 years from the date of the grant. None of our stock is publicly traded.

                                                                                   POTENTIAL REALIZABLE
                                          INDIVIDUAL GRANTS                          VALUE AT ASSUMED
                       --------------------------------------------------------    ANNUAL RATES OF STOCK
                                       % OF TOTAL                                 PRICE APPRECIATION FOR
                                     OPTIONS GRANTED   EXERCISE OR                      OPTION TERM
                         OPTIONS     TO EMPLOYEES IN   BASE PRICE    EXPIRATION   -----------------------
NAME                   GRANTED (#)   FISCAL YEAR (%)     ($/SH)         DATE        5%($)       10%($)
----                   -----------   ---------------   -----------   ----------   ---------   -----------
Kenneth M. Schwartz..     5,000           71.9           200.00       02/01/12     628,895     1,593,742
Dirkson R. Charles...     1,000           14.4           200.00       02/01/12     125,779       318,748

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                        YEAR AND YEAR-END OPTION VALUES

     The following sets forth information concerning the exercise of stock options during the year ended December 31,2002 and the value of unexercised stock options at year-end. Our stock is not publicly traded.

                                                                                     VALUE OF
                                                                     NUMBER OF      UNEXERCISED
                                                                    UNEXERCISED    IN-THE-MONEY
                                                                    OPTIONS AT      OPTIONS AT
                                                                    FY-END (#)      FY-END ($)
                                        SHARES                     -------------   -------------
                                     ACQUIRED ON       VALUE       EXERCISABLE/    EXERCISABLE/
NAME                                 EXERCISE (#)   REALIZED ($)   UNEXERCISABLE   UNEXERCISABLE
----                                 ------------   ------------   -------------   -------------
Bernard L. Schwartz................       0              0                  0/0         0/0
Kenneth M. Schwartz................       0              0          5,292/6,208         0/0
Donald E. Fogelsanger..............       0              0              2,500/0         0/0
Dirkson R. Charles.................       0              0          3,650/1,550         0/0
Ronald H. Kisner...................       0              0            3,258/642         0/0

LONG-TERM INCENTIVE PLAN AWARDS

     Under our long-term incentive plan (designed to provide an incentive to encourage attainment of our objectives and retain and attract key executives), a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless the we achieve at least a 5% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. No awards were earned during the year ended December 31, 2002.

THE RETIREMENT PLAN

     We established, effective May 1, 1989, as amended, the K & F Industries Retirement Plan for Salaried Employees, or our Retirement Plan or the Plan, a defined benefit pension plan. We have received favorable determination letters from the Internal Revenue Service that our Retirement Plan, as amended, is a qualified plan under the Internal Revenue Code. Our Retirement Plan provides a non-contributory benefit and a contributory benefit. The cost of the former is borne by us; the cost of the latter is borne partly by us and partly by the participants. Salaried employees who have completed at least six months of service and satisfied a minimum earnings level are eligible to participate in the contributory portion of our Retirement Plan; salaried employees become participants in the non-contributory portion on their date of hire. The Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Plan provides an annual benefit equal to the greater of: 60% of the participant's aggregate contributions or average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (1) 2.4% times years of continuous service up to 10, plus
(2) 1.8% times additional years of such service up to 20, plus (3) 1.2% times additional years of such service up to 30, plus (4) 0.6% times all additional such service above 30 years.

     Effective January 1, 1990, the Plan was amended for our eligible employees and those of Aircraft Braking Systems to provide an annual benefit equal to (1) the accrued benefit described above as of December 31, 1989, plus (2) a non-contributory benefit for each year of credited service after January 1, 1990 of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (3) for each year of contributory service on and after January 1, 1990, a contributory benefit of (i) for 14 years of contributory service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of contributory service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (3) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has
(a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under our Retirement Plan are subject to a statutory ceiling of $160,000 per participant. Participants are fully vested in their accrued benefits under our Retirement Plan after five years of credited service with us.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in our Retirement Plan and the supplemental plan are: $401,000 for Mr. B. Schwartz; $390,000 for Mr. K. Schwartz; $187,000 for Mr. Fogelsanger; $257,000 for Mr. Charles; and $116,000 for Mr. Kisner. The retirement benefits have been computed on the assumption that (1) employment will be continued until normal retirement at age 65 or current age if greater; (2) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (3) participation in the contributory portion of the plan will continue at current levels. We have a similar plan at Engineered Fabrics.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan for Salaried Employees.

COMPENSATION OF DIRECTORS

     The Board of Directors held five meetings during the year ended December 31, 2002. Members of the Board of Directors are entitled to receive a director's fee of $12,000 per year. Messrs. B. Schwartz, Brand,

Kisner and Washkowitz did not receive director's fees during the year ended December 31, 2002. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

ADVISORY AGREEMENT

     We have an Advisory Agreement with Bernard L. Schwartz which provides for the payment of an aggregate of $200,000 per month of compensation to Mr. B. Schwartz and persons or expenses designated by him. Such agreement will continue until Mr. B. Schwartz dies or is disabled or ceases to own a specified number of shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     We have not used a compensation committee to determine executive officer compensation. The payments to Bernard L. Schwartz, our Chairman and Chief Executive Officer, are paid in accordance with the Advisory and Stockholders Agreements. All other executive compensation decisions are made by Mr. B. Schwartz in accordance with policies established in consultation with the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                   (C)
                                                                                          NUMBER OF SECURITIES
                                                 (A)                     (B)             REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                            WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------                          -----------------------   --------------------   -------------------------
Equity compensation plans approved by
  security holders:..................          62,700                  $194.94                   20,350
Equity compensation plans not
  approved by security holders:......              --                       --                       --
                                               ------                  -------                   ------
Total................................          62,700                  $194.94                   20,350
                                               ======                  =======                   ======

     The following table sets forth the ownership of our capital stock as of December 31, 2002.

                                                                NUMBER OF       PERCENTAGE
                                                                SHARES OF      OWNERSHIP OF
                                                              COMMON STOCK**   CAPITAL STOCK
                                                              --------------   -------------
Bernard L. Schwartz.........................................     365,199***        49.30%***
Robert B. Hodes.............................................       5,000***          .70***
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

** The executive officers named in Item 11 hold options covering 14,700 shares, and executive officers and directors as a group hold options covering 27,150 shares, which may be acquired within 60 days pursuant to the exercise of the options.

*** In 2002, Bernard L. Schwartz transferred 10,000 shares to each of his daughters (one of whom is the wife of John Paddock, one of our directors) and 5,000 shares to Mr. Hodes, one of our directors. All of these shares remain subject to the Stockholders Agreement and Bernard L. Schwartz has the right to vote all of these shares. Dr. Paddock disclaims beneficial ownership of the shares owned by his wife.

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

STOCKHOLDERS AGREEMENT

     Bernard L. Schwartz and the Lehman Investors entered into a Stockholders Agreement dated as of October 15, 1997. The Stockholders Agreement contains certain restrictions with respect to the transferability of our capital stock, subject to certain exceptions. The Stockholders Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders Agreement will terminate at the time when more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities then outstanding have been sold pursuant to one or more public offerings, except that the registration rights contained therein (as described below) continue as to any common stock held by the Stockholders as long as they own their shares and the voting provisions contained therein terminate on October 15, 2007.

     The Stockholders Agreement provides that our Board of Directors be comprised initially of nine directors. Under the Stockholders Agreement, Mr. B. Schwartz is entitled to appoint five directors, the Lehman Investors are entitled to appoint three directors and Mr. B. Schwartz and the Lehman Investors are jointly entitled to designate one independent director. Upon the death, retirement or resignation as Chairman or Chief Executive Officer or permanent disability of Mr. B. Schwartz, the Lehman Investors and the BLS Group (as defined in the Stockholders Agreement) will each be entitled to designate 50% of the members of the Board of Directors. Our By-laws provide that for so long as there is a director designated by the Lehman Investors, certain corporate actions will require the vote of at least one director designated by the Lehman Investors, including (with certain exceptions) (i) mergers, consolidations or recapitalizations, (ii) issuances of capital stock, (iii) repurchases of and dividends on capital stock, (iv) issuance of employee options to purchase more than 50,000 shares of capital stock, (v) our dissolution or liquidation, (vi) acquisition, sale or exchange of assets in excess of $5 million, (vii) the incurrence of debt or liens in excess of $10 million in the aggregate, (viii) the making of loans, investments or capital expenditures in excess of $10.0 million in each case in any single year, (ix) transactions with affiliates, (x) prepayments of or amendments to any amount of financing in excess of $10.0 million, (xi) amendment of our Certificate of Incorporation and By-laws, (xii) engaging in new businesses or ventures and (xiii) certain employee compensation and other matters.

     The Stockholders Agreement provides that either the BLS Group or the Lehman Investors may request an appraisal of the value of our capital stock, or the Appraised Value, and may notify the other party of its desire to sell all of its and its transferees' capital stock for a pro rata share of the Appraised Value. The other party may elect to purchase the capital stock, arrange for the purchase of the capital stock by a third party or notify the other party that it does not intend to purchase or arrange for the purchase by a third party of the capital stock. If the other party is unable or chooses not to arrange for and consummate the purchase of the capital stock, the BLS Group and the Lehman Investors shall cause us to be sold as an entirety if the sale can be arranged for a price at least equal to the Appraised Value (subject to reduction by no more than 10% under specified circumstances). Any sale of us as a whole shall include all Stockholders and the proceeds thereof shall be allocated among the Stockholders in accordance with their stock ownership.

     Notwithstanding other restrictions, the Lehman Investors have the right to transfer capital stock to a third party, subject to specified conditions. The put-sale rights of the Lehman Investors described above and the rights of the Lehman Investors to designate 50% of the members of the Board of Directors upon the death, retirement, resignation or disability of Mr. B. Schwartz will terminate upon any transfer.

     The Stockholders Agreement provides certain first offer and tag-along rights with respect to certain transfers of common stock or shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities then outstanding.

     The Stockholders Agreement grants the Stockholders demand and incidental registration rights with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of our common stock approved by the Board of Directors. The Stockholders Agreement contains customary terms and provisions with respect to those registration rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Bernard L. Schwartz owns or controls 50% of our capital stock and pursuant to the Stockholders Agreement has the right to designate a majority of our Board of Directors. In addition, he serves as our Chairman of the Board of Directors and Chief Executive Officer and devotes such time to our business and affairs as he deems appropriate. Mr. B. Schwartz is also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd., or Loral Space. Because Mr. B. Schwartz is Chairman of the Board of Directors and has the right to designate a majority of the Directors to our Board, he has operating control of us.

     We have an advisory agreement with Mr. B. Schwartz which provides for the payment of an aggregate of $200,000 per month of compensation to him and persons or expenses designated by him in exchange for acting as directors or providing advisory services to us and our subsidiaries. The advisory agreement will continue until Mr. B. Schwartz dies or is disabled or ceases to own a specified number of shares of our common stock.

     We have a bonus plan pursuant to which our Board of Directors awards bonuses to Mr. B. Schwartz ranging from 5% to 10% of earnings in excess of $50.0 million before interest, taxes and amortization. Bonuses earned under this plan were $4.8 million, $5.5 million and $7.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     We reimburse Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. We believe this arrangement is as favorable to us as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Pursuant to a financial advisory agreement, Lehman Brothers has agreed to act as our exclusive financial adviser and we have agreed to pay Lehman Brothers customary fees for services when rendered. During the year ended December 31, 2002, we paid Lehman Brothers $6.3 million for underwriting discounts and commission in connection with the issuance of our 9 5/8% notes. During the two years ended December 31, 2001, no amounts were paid under this agreement. The agreement may be terminated by us or Lehman Brothers upon certain conditions. Certain merchant banking partnerships affiliated with Lehman Brothers own 50% of our outstanding capital stock and are entitled to elect three directors (in addition to one independent director jointly designated by Mr. B. Schwartz and the certain merchant banking partnerships affiliated with Lehman Brothers) to our Board of Directors. The certain merchant banking partnerships affiliated with Lehman Brothers have the benefit of certain additional rights under the Stockholders Agreement and our By-laws.

ITEM 14.  CONTROLS AND PROCEDURES

     An evaluation was recently performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the

CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements:

                                                              PAGE
                                                              ----
K & F Industries, Inc. -- Consolidated Financial Statements:
  Independent Auditors' Report..............................  F-1
  Consolidated Balance Sheets as of December 31, 2002 and
     2001...................................................  F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 2002, 2001 and 2000.......................  F-3
  Consolidated Statements of Stockholders' Deficiency for
     the Years Ended December 31, 2002, 2001 and 2000.......  F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002, 2001 and 2000.......................  F-5
  Notes to Consolidated Financial Statements................  F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.6 through 10.11 and 10.13, 10.14, 10.21, 10.27 and 10.28 are management contracts or compensation plans.

     (b) Reports on Form 8-K:

          (i) A report on Form 8-K was filed on December 9, 2002 to report our intent to issue $250 million of new senior subordinated notes due 2010 and enter into a new $30 million credit facility.

          (ii) A report on Form 8-K was filed on December 20, 2002 to report the completion of the previously announced transaction.

     Exhibits: See exhibit index below.

     (c) Exhibits

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Agreement for Sale and Purchase of Assets dated March 26,
                1989 between the Registrant and Loral Corporation(2).
 3.1        --  Amended and Restated Certificate of Incorporation of the
                Registrant(1).
 3.2        --  Amended and Restated By-Laws of the Registrant(1).
 4.1        --  Indenture dated as of October 15, 1997 for the 9 1/4% Senior
                Subordinated Notes between the Registrant and U.S. Bank
                National Association (successor to State Street Bank and
                Trust Company), as Trustee(4).
 4.2        --  Indenture dated as of December 20, 2002 for the 9 5/8%
                Senior Subordinated Notes between the Registrant and U.S.
                Bank National Association (successor to State Street Bank
                and Trust Company), as Trustee(7).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 4.3        --  Amended and Restated Credit Agreement dated as of December
                20, 2002 by and among Aircraft Braking Systems Corporation
                ("ABS") and Engineered Fabrics Corporation ("EFC"), as
                Borrowers, and the Lenders (as defined therein), Lehman
                Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as
                Administrative Agent, and National City Bank and Bank One,
                NA, as Co-Agents(7).
 4.4        --  Amended and Restated Guarantee and Collateral Agreement
                dated as of December 20, 2002 made by the Registrant, ABS,
                EFC and the other signatories thereto in favor of Lehman
                Commercial Paper Inc., as Administrative Agent(7).
 4.5        --  K&F Agreement dated as of December 20, 2002 by the
                Registrant in favor of Lehman Commercial Paper Inc., as
                Administrative Agent(7).
10.1        --  Stock Purchase Agreement dated September 15, 1997 among
                Bernard L. Schwartz ("BLS"), the Lehman Investors (as
                defined therein) and the other signatories thereto(4).
10.2        --  First Amendment to Stock Purchase Agreement dated October
                15, 1997 among BLS, the Lehman Investors and the other
                signatories thereto(1).
10.3        --  Securities Purchase Agreement dated as of April 27, 1989 among the Registrant, BLS and Lehman Brothers Holdings Inc.
                ("LBH")(2).
10.4        --  Assignment and Assumption Agreement dated as of April 27,
                1989(2).
10.5        --  Shared Services Agreement dated as of April 27, 1996 between
                Lockheed Martin Tactical Defense Systems -- Akron and
                ABS(1).
10.6        --  Amended and Restated Director Advisory Agreement dated as of
                October 15, 1997 between the Registrant and BLS(1).
10.7        --  Non-Competition Agreement dated as of April 27, 1989 between the Registrant and BLS(2).
10.8        --  K & F Industries, Inc. Retirement Plan for Salaried
                Employees(3).
10.9        --  K & F Industries, Inc. Savings Plan for Salaried
                Employees(3).
10.10       --  Goodyear Aerospace Corporation Supplemental Unemployment
                Benefits Plan for Salaried Employees Plan A-Layoff or
                Retrenchment(2).
10.11       --  The Loral Systems Group Release and Separation Allowance
                Plan(2).
10.12       --  Letter Agreement dated April 27, 1989 between the Registrant and LBH(2).
10.13       --  K & F Industries, Inc. 1989 Stock Option Plan(7).
10.14       --  K & F Industries, Inc. Executive Deferred Bonus Plan(7).
10.15       --  Securities Purchase Agreement dated as of July 22, 1991 among the Registrant, BLS and certain merchant banking
                partnerships affiliated with LBH(7).
10.16       --  Securities Purchase Agreement dated September 2, 1994 among the Registrant, BLS and the Purchasers (as defined
                therein)(7).
10.17       --  Amended and Restated Stockholders Agreement dated as of
                September 2, 1994 among the Registrant, BLS, the Lehman
                Investors, CBC Capital Partners, Inc. and Loral
                Corporation(7).
10.18       --  Agreement dated as of September 2, 1994 between the
                Registrant and Loral Corporation(7).
10.19       --  Amendment of Stockholders Agreement dated November 8,
                1994(7).
10.20       --  Securities Conversion Agreement dated November 8, 1994 among the Registrant and the Converting Stockholders (as defined therein)(7).
10.21       --  K & F Industries, Inc. Supplemental Executive Retirement
                Plan(7).
10.22       --  Settlement Agreement dated as of October 15, 1997 between the Registrant and the Pension Benefit Guaranty
                Corporation(1).
10.23       --  Registration Rights Agreement dated as of October 15, 1997 among the Registrant, Lehman Brothers Inc. and Unterberg
                Harris(1).
10.24       --  Registration Rights Agreement dated as of December 20, 2002 between the Registrant and Lehman Brothers Inc(7).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.25       --  Dealer Manager Agreement dated as of September 15, 1997 between the Registrant and Lehman Brothers Inc.(1).
10.26       --  Stockholders' Agreement dated as of October 15, 1997 among the Registrant, BLS and the Lehman Investors(1).
10.27       --  K & F Industries, Inc. 1998 Stock Option Plan(4).
10.28       --  K & F Industries, Inc. Supplemental Executive Retirement
                Plan, as amended(5).
10.29       --  Management Services Agreement dated as of January 1, 2000 between the Registrant and Loral SpaceCom Corporation(6).
10.30       --  Purchase Agreement dated October 9, 1997 among the
                Registrant, Lehman Brothers Inc. and Unterberg Harris(1).
10.31       --  Purchase Agreement dated December 13, 2002 between the
                Registrant and Lehman Brothers Inc.(7).
12.1        --  Statement regarding computation of ratio of earnings to fixed charges.
21.1        --  Subsidiaries of the Registrant(2).
99.1        --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2        --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

---------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-4, No. 333-40977 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-29035 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-47028 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-4, No. 333-102658 and incorporated herein by reference.

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

                                          K & F INDUSTRIES, INC.

                                          By:    /s/ KENNETH M SCHWARTZ
                                            ------------------------------------
                                                    Kenneth M. Schwartz
                                               President and Chief Operating
                                                           Officer

Date: March 31, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

             /s/ BERNARD L. SCHWARTZ                    Chairman of the Board, Chief      March 25, 2003
 ------------------------------------------------      Executive Officer and Director
               Bernard L. Schwartz                     (principal executive officer)


             /s/ KENNETH M. SCHWARTZ                   President and Chief Operating      March 31, 2003
 ------------------------------------------------                 Officer
               Kenneth M. Schwartz


              /s/ DIRKSON R. CHARLES                 Chief Financial Officer (principal   March 31, 2003
 ------------------------------------------------    financial and accounting officer)
                Dirkson R. Charles


                /s/ DAVID J. BRAND                                Director                March 25, 2003
 ------------------------------------------------
                  David J. Brand


             /s/ HERBERT R. BRINBERG                              Director                March 25, 2003
 ------------------------------------------------
               Herbert R. Brinberg


               /s/ ROBERT B. HODES                                Director                March 25, 2003
 ------------------------------------------------
                 Robert B. Hodes


               /s/ RONALD H. KISNER                               Director                March 31, 2003
 ------------------------------------------------
                 Ronald H. Kisner


                                                                  Director                March 25, 2003
 ------------------------------------------------
                 John R. Paddock


               /s/ A. ROBERT TOWBIN                               Director                March 25, 2003
 ------------------------------------------------
                 A. Robert Towbin


              /s/ ALAN H. WASHKOWITZ                              Director                March 25, 2003
 ------------------------------------------------
                Alan H. Washkowitz

                                 CERTIFICATION

I, Bernard L. Schwartz, certify that:

     1. I have reviewed this annual report on Form 10-K of K & F Industries,
Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ BERNARD L. SCHWARTZ
                                          --------------------------------------
                                                   Bernard L. Schwartz
                                                 Chief Executive Officer

Date: March 31, 2003

                                 CERTIFICATION

I, Dirkson R. Charles, certify that:

     1. I have reviewed this annual report on Form 10-Q of K & F Industries,
Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ DIRKSON R. CHARLES
                                          --------------------------------------
                                                    Dirkson R. Charles
                                                 Chief Financial Officer

Date: March 31, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

                                          DELOITTE & TOUCHE LLP

New York, New York
February 12, 2003

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  22,735,000   $  5,136,000
  Accounts receivable -- net................................     38,228,000     43,595,000
  Inventory.................................................     52,006,000     60,510,000
  Other current assets......................................      1,353,000        666,000
  Deferred tax asset........................................      2,609,000             --
                                                              -------------   ------------
       Total current assets.................................    116,931,000    109,907,000
                                                              -------------   ------------
Property, Plant and Equipment -- Net........................     66,048,000     70,041,000
Deferred Charges -- Net of amortization of $16,882,000 and
  $17,353,000...............................................     54,195,000     41,126,000
Intangible Assets -- Net of amortization of $36,950,000 and
  $35,738,000...............................................     17,860,000     15,923,000
Goodwill....................................................    167,011,000    167,011,000
                                                              -------------   ------------
       Total Assets.........................................  $ 422,045,000   $404,008,000
                                                              =============   ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable..........................................  $  15,081,000   $ 14,181,000
  Current portion of long-term debt.........................             --      1,500,000
  Interest payable..........................................      4,367,000      3,712,000
  Other current liabilities.................................     61,936,000     51,291,000
                                                              -------------   ------------
       Total current liabilities............................     81,384,000     70,684,000
                                                              -------------   ------------
Pension Liabilities.........................................     19,819,000      5,685,000
Deferred Income Taxes.......................................     16,767,000      8,213,000
Postretirement Benefit Obligation Other Than Pensions.......     81,307,000     79,656,000
Other Long-Term Liabilities.................................     15,424,000     13,898,000
Long-Term Debt..............................................    435,000,000    284,125,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Deficiency:
  Common stock, $.01 par value -- authorized, 1,000,000
     shares; issued and outstanding, 740,398 shares.........          7,000          7,000
  Additional paid-in capital................................   (263,259,000)   (63,259,000)
  Retained earnings.........................................     63,406,000     21,273,000
  Accumulated other comprehensive loss......................    (27,810,000)   (16,274,000)
                                                              -------------   ------------
       Total stockholders' deficiency.......................   (227,656,000)   (58,253,000)
                                                              -------------   ------------
       Total Liabilities and Stockholders' Deficiency.......  $ 422,045,000   $404,008,000
                                                              =============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
Net sales..........................................  $348,649,000   $355,334,000   $375,890,000
Cost of sales......................................   204,819,000    204,036,000    199,459,000
                                                     ------------   ------------   ------------
Gross margin.......................................   143,830,000    151,298,000    176,431,000
Independent research and development...............    14,600,000     16,188,000     15,763,000
Selling, general and administrative expenses.......    40,238,000     30,273,000     37,666,000
Amortization.......................................     3,935,000      8,837,000      8,118,000
                                                     ------------   ------------   ------------
Operating income...................................    85,057,000     96,000,000    114,884,000
Interest expense, net of interest income of $87,000
  $243,000 and $318,000............................    25,780,000     32,569,000     35,993,000
                                                     ------------   ------------   ------------
Income before income taxes and extraordinary
  charge...........................................    59,277,000     63,431,000     78,891,000
Income tax provision...............................   (16,730,000)   (27,447,000)   (14,906,000)
                                                     ------------   ------------   ------------
Income before extraordinary charge.................    42,547,000     35,984,000     63,985,000
Extraordinary charge from early extinguishment of
  debt, net of tax.................................      (414,000)            --             --
                                                     ------------   ------------   ------------
       Net income..................................  $ 42,133,000   $ 35,984,000   $ 63,985,000
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                   COMMON STOCK                                     ACCUMULATED
                                 ----------------    ADDITIONAL       RETAINED         OTHER
                                 SHARES                PAID-IN        EARNINGS     COMPREHENSIVE   COMPREHENSIVE
                                 ISSUED    AMOUNT      CAPITAL       (DEFICIT)     INCOME (LOSS)   INCOME (LOSS)
                                 -------   ------   -------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2000.......  740,398   $7,000   $ (63,259,000)  $(78,696,000)  $     214,000
Net income.....................                                       63,985,000                   $ 63,985,000
Cumulative translation
  adjustments..................                                                         (257,000)      (257,000)
                                 -------   ------   -------------   ------------   -------------   ------------
BALANCE, DECEMBER 31, 2000.....  740,398    7,000     (63,259,000)   (14,711,000)        (43,000)  $ 63,728,000
                                                                                                   ============
Net income.....................                                       35,984,000                   $ 35,984,000
Cumulative translation
  adjustments..................                                                          (87,000)       (87,000)
Cumulative effect of adoption
  of SFAS No. 133 (net of tax
  benefit of $373,000).........                                                         (550,000)      (550,000)
Amortization of transition
  adjustment included in
  interest expense (net of tax
  of $122,000).................                                                          184,000        184,000
Additional minimum pension
  liability (net of tax benefit
  of $12,034,000)..............                                                      (15,778,000)   (15,778,000)
                                 -------   ------   -------------   ------------   -------------   ------------
BALANCE, DECEMBER 31, 2001.....  740,398    7,000     (63,259,000)    21,273,000     (16,274,000)  $ 19,753,000
                                                                                                   ============
Net income.....................                                       42,133,000                   $ 42,133,000
Cumulative translation
  adjustments..................                                                          224,000        224,000
Amortization of transition
  adjustment included in
  interest expense (net of tax
  of $125,000).................                                                          184,000        184,000
Additional minimum pension
  liability (net of tax benefit
  of $6,595,000)...............                                                      (11,944,000)   (11,944,000)
Dividends......................                      (200,000,000)
                                 -------   ------   -------------   ------------   -------------   ------------
BALANCE, DECEMBER 31, 2002.....  740,398   $7,000   $(263,259,000)  $ 63,406,000   $ (27,810,000)  $ 30,597,000
                                 =======   ======   =============   ============   =============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          2002            2001           2000
                                                      -------------   ------------   ------------
Cash Flows From Operating Activities:
  Net income........................................  $  42,133,000   $ 35,984,000   $ 63,985,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation......................................      8,077,000      8,052,000      8,010,000
  Amortization......................................      3,935,000      8,837,000      8,118,000
  Non-cash interest expense-amortization of deferred
     financing charges..............................      1,634,000      1,680,000      1,755,000
  Non-cash interest (income) expense -- change in
     fair market value of interest rate swap........       (402,000)     3,935,000             --
  Provision for losses on accounts receivable.......        419,000        512,000        109,000
  Deferred income taxes.............................     12,818,000     24,507,000     13,803,000
  Extraordinary charge from early extinguishment of
     debt...........................................        414,000             --             --
  Changes in assets and liabilities:
     Accounts receivable............................      5,037,000      2,625,000      4,897,000
     Inventory......................................      8,639,000      3,419,000      4,707,000
     Other current assets...........................       (687,000)       (32,000)       167,000
     Prepaid pension costs..........................     (7,554,000)       940,000     (5,869,000)
     Accounts payable...............................        900,000     (4,192,000)       686,000
     Notes payable..................................             --     (3,900,000)     3,900,000
     Interest payable...............................        655,000       (436,000)      (358,000)
     Other current liabilities......................     10,081,000     (4,363,000)     6,652,000
     Postretirement benefit obligation other than
       pensions.....................................      1,651,000        (31,000)     1,020,000
     Other long-term liabilities....................      2,676,000        (47,000)      (911,000)
                                                      -------------   ------------   ------------
       Net cash provided by operating activities....     90,426,000     77,490,000    110,671,000
                                                      -------------   ------------   ------------
Cash Flows From Investing Activities:
  Capital expenditures..............................     (4,084,000)    (5,057,000)    (9,845,000)
  Deferred charges..................................     (9,610,000)   (11,737,000)    (5,763,000)
  Payment for intangible assets.....................             --       (537,000)            --
  Purchase of intellectual property.................             --             --     (5,670,000)
                                                      -------------   ------------   ------------
       Net cash used in investing activities........    (13,694,000)   (17,331,000)   (21,278,000)
                                                      -------------   ------------   ------------
Cash Flows From Financing Activities:
  Payments of senior revolving loan.................    (40,000,000)   (66,000,000)   (95,000,000)
  Borrowings under senior revolving loan............     40,000,000     46,000,000    108,000,000
  Payments on long-term debt........................   (100,625,000)   (41,500,000)   (99,500,000)
  Proceeds from issuance of long-term debt..........    250,000,000             --             --
  Dividend on common stock..........................   (200,000,000)            --             --
  Deferred charges -- financing costs...............     (8,508,000)            --             --
                                                      -------------   ------------   ------------
       Net cash used in financing activities........    (59,133,000)   (61,500,000)   (86,500,000)
                                                      -------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents.......................................     17,599,000     (1,341,000)     2,893,000
Cash and cash equivalents, beginning of year........      5,136,000      6,477,000      3,584,000
                                                      -------------   ------------   ------------
Cash and cash equivalents, end of year..............  $  22,735,000   $  5,136,000   $  6,477,000
                                                      =============   ============   ============
Supplemental Information:
  Interest paid during the year.....................  $  23,980,000   $ 27,633,000   $ 34,914,000
                                                      =============   ============   ============
  Income taxes paid during the year.................  $   3,461,000   $  2,467,000   $  1,550,000
                                                      =============   ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 86% of the Company's total revenues during the year ended December 31, 2002, and Engineered Fabrics Corporation ("Engineered Fabrics") (collectively, the "Subsidiaries"), which generated approximately 14% of the Company's total revenues during the year ended December 31, 2002.

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

     GOODWILL, DEFERRED CHARGES AND OTHER INTANGIBLE ASSETS -- Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of goodwill, deferred charges and other intangible assets to current carrying value. Upon adoption, the impairment analysis did not result in any impairment of our assets. Deferred charges and other intangible assets determined to have finite lives are amortized over their useful lives. We review such deferred charges and other intangible assets with finite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually or more frequently if events or circum-

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
stances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Impairment assessments are performed using cash flow analysis. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate. See Note 14.

     Before January 1, 2002, the Company amortized goodwill on the straight-line method over a period of 40 years. Goodwill amortization expense was $6.1 million during each of the years ended December 31, 2001 and 2000.

     Deferred charges consist primarily of financing costs ($10.6 million and $4.4 million, which are net of amortization (non-cash interest expense) of $4.5 million and $7.6 million at December 31, 2002 and 2001, respectively), and program participation costs ($43.6 million and $36.7 million, which are net of amortization of $12.4 million and $9.7 million at December 31, 2002 and 2001, respectively) paid in connection with the award of wheels, brakes and brake control equipment on various commercial programs. Program participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over 4.5 to 10 years, which reflect the terms of the Company's debt.

     Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 3 to 30 years.

     EVALUATION OF LONG-LIVED ASSETS -- Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. There was no impact to our financial position, results of operations or cash flows related to the adoption of this standard.

     Long-lived assets are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2002, 2001 and 2000 resulting from the Company's evaluations.

     WARRANTY -- Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued. See Note 12.

     BUSINESS AND CREDIT CONCENTRATIONS -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U.S. government accounted for approximately 26%, 21% and 17% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. No other single customer accounted for 10% or more of consolidated revenues for the years then ended, and there were no significant accounts receivable from a single customer, except the U.S. government, at December 31, 2002 and 2001.

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

Effective January 1, 2002, the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," have been adopted by the Company.

     ACCOUNTING CHANGES -- As previously mentioned, effective January 1, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

     As a requirement of a previous credit facility, the Company entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates on the credit facility.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $0.9 million ($0.6 million after tax) related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount is being amortized into interest expense over three years which is the remaining life of the interest rate swap agreement. During the years ended December 31, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash interest income of $0.4 million and non-cash interest expense of $3.9 million, respectively. These amounts are recorded in interest expense as this derivative was not designated as a hedging instrument for accounting purposes.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS No. 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. At this time, the Company does not expect this standard to have a material impact on the Company's consolidated financial position, results of operation or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002. The Company does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Cost Incurred in a Restructuring)." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of this standard on the Company's consolidated financial position, results of operations and cash flows.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 (see Note 12) and is evaluating the impact that full adoption will have on the consolidated financial position, results of operations and cash flows.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," expanding the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to transactions involving variable interest entities. As the Company does not have any variable interest entities, we do not expect the adoption of this standard to have an impact on our consolidated financial position, results of operations and cash flows.

     RECLASSIFICATIONS -- Certain amounts in the financial statements for the prior years have been reclassified to conform to the presentation in the current year.

3.  ACCOUNTS RECEIVABLE

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Accounts receivable, principally from commercial
  customers................................................  $36,027,000   $37,266,000
Accounts receivable on U.S. government and other long-term
  contracts................................................    3,257,000     6,976,000
Allowances.................................................   (1,056,000)     (647,000)
                                                             -----------   -----------
          Total............................................  $38,228,000   $43,595,000
                                                             ===========   ===========

     An analysis of changes in the allowance for doubtful accounts is as follows:

                                                         2002        2001       2000
                                                      ----------   --------   --------
Balance at January 1................................  $  647,000   $144,000   $274,000
Current year provisions.............................     419,000    512,000    109,000
Write-offs..........................................     (10,000)    (9,000)  (239,000)
                                                      ----------   --------   --------
Balance at December 31..............................  $1,056,000   $647,000   $144,000
                                                      ==========   ========   ========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

4.  INVENTORY

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Raw materials and work-in-process..........................  $24,830,000   $29,458,000
Finished goods.............................................   17,017,000    18,712,000
Inventoried costs related to U.S. government and other
  long-term contracts......................................   10,159,000    12,340,000
                                                             -----------   -----------
          Total............................................  $52,006,000   $60,510,000
                                                             ===========   ===========

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Land.....................................................  $    661,000   $    661,000
Buildings and improvements...............................    37,695,000     37,351,000
Machinery, equipment, furniture and fixtures.............   133,018,000    132,160,000
                                                           ------------   ------------
          Total..........................................   171,374,000    170,172,000
Less accumulated depreciation and amortization...........   105,326,000    100,131,000
                                                           ------------   ------------
          Total..........................................  $ 66,048,000   $ 70,041,000
                                                           ============   ============

6.  OTHER CURRENT LIABILITIES

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Accrued payroll costs......................................  $22,888,000   $18,086,000
Accrued taxes..............................................    3,665,000     3,264,000
Accrued costs on long-term contracts.......................    4,605,000     3,420,000
Accrued warranty costs.....................................   12,810,000    12,619,000
Customer credits...........................................    5,128,000     2,766,000
Postretirement benefit obligation other than pensions......    3,000,000     3,000,000
Fair market value of interest rate swap....................    3,715,000     3,151,000
Other......................................................    6,125,000     4,985,000
                                                             -----------   -----------
          Total............................................  $61,936,000   $51,291,000
                                                             ===========   ===========

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

7.  LONG-TERM DEBT

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Senior Term Loan A.......................................  $         --   $ 47,875,000
Senior Term Loan B.......................................            --     52,750,000
9 1/4% Senior Subordinated Notes due 2007................   185,000,000    185,000,000
9 5/8% Senior Subordinated Notes due 2010................   250,000,000             --
                                                           ------------   ------------
Total....................................................   435,000,000    285,625,000
Less current maturities..................................            --      1,500,000
                                                           ------------   ------------
          Total..........................................  $435,000,000   $284,125,000
                                                           ============   ============

     On December 20, 2002, the Company consummated a recapitalization as follows:

     - We issued $250 million of senior subordinated notes due December 15, 2010 for which we received $241.5 million after paying fees and expenses.

     - We paid $32.0 million of outstanding borrowings under our former credit facility.

     - We established a new $30.0 million revolving credit facility.

     - We paid a dividend of $200.0 million to the holders of our common stock.

     - We paid $9.4 million to the holders of our common stock options.

     The Company has $185 million of debt maturing on October 5, 2007 and $250 million of debt maturing on December 15, 2010.

     The Company has a $30.0 million bank Revolving Credit Facility (the "Revolving Loan") with up to $10 million available for letters of credit. The Revolving Loan commitment terminates on June 30, 2007. At December 31, 2002, the Company had $27.1 million available to borrow and outstanding letters of credit of $2.9 million.

     The Revolving Loan contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Revolving Loan also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 2002.

     On December 20, 2002, the Company issued $250 million of 9 5/8% Senior Subordinated Notes which mature on December 15, 2010 (the "9 5/8% Notes"). The 9 5/8% Notes are not subject to a sinking fund. The 9 5/8% Notes may not be redeemed prior to December 15, 2006. On or after December 15, 2006, the Company may redeem the 9 5/8% Notes at descending premiums ranging from 104.813% in December 2006 to no premium after December 2009.

     On October 15, 1997, the Company issued $185 million of 9 1/4% Senior Subordinated Notes which mature on October 15, 2007 (the "9 1/4% Notes"). The 9 1/4% Notes are not subject to a sinking fund. On or after October 15, 2002, the Company may redeem the 9 1/4% Notes at descending premiums ranging from 104.625% in October 2002 to no premium after October 2005.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments reported on the balance sheet at December 31, 2002 and 2001 approximate their fair value, except as discussed below.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $445 million and $285 million at December 31, 2002 and 2001, respectively.

     As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement has a notional amount of $84.0 million and we are required to make payments for the difference between actual three month LIBOR and 5.95% on this amount. The interest rate swap agreement expires on December 17, 2003. The payments made under the swap agreement were $3.8 million in 2002. The fair market value of this interest rate swap agreement at December 31, 2002 is an obligation of $3.7 million which is recorded as a liability on the December 31, 2002 balance sheet. We have no other derivative financial instruments.

9.  CAPITAL STOCK

     The Company has two stock option plans which provide for the grant of non-qualified or incentive stock options to acquire an aggregate of 100,000 authorized but unissued shares of common stock. Only non-qualified stock options have been granted to date. The options granted prior to 2000 become exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant. The options granted in 2000 and thereafter become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. All options remain exercisable until the expiration of the option, which is 10 years from the date of the grant. Option exercise prices approximate fair market value at date of grant, as determined by the Board of Directors.

     Stock option activity is summarized as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding at January 1, 2000..............................   43,075     $176.56
  Granted...................................................   11,850      250.00
  Exercised.................................................       --          --
  Canceled..................................................     (525)     175.00
                                                               ------
Outstanding at December 31, 2000............................   54,400      192.57
  Granted...................................................    1,600      250.00
  Exercised.................................................       --          --
  Canceled..................................................     (125)     175.00
                                                               ------
Outstanding at December 31, 2001............................   55,875      194.27
  Granted...................................................    6,950      200.00
  Exercised.................................................       --          --
  Canceled..................................................     (125)     175.00
                                                               ------
Outstanding at December 31, 2002............................   62,700      194.94
                                                               ======

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following summarizes information about stock options outstanding at December 31, 2002:

                                           OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                    ---------------------------------   ----------------------
                                                  WEIGHTED   WEIGHTED                 WEIGHTED
                                                  AVERAGE    AVERAGE                  AVERAGE
                                      NUMBER        LIFE     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE                      OUTSTANDING   (YEARS)     PRICE     EXERCISABLE    PRICE
--------------                      -----------   --------   --------   -----------   --------
$175.00...........................    41,400        5.1      $175.00      38,638      $175.00
 200.00...........................     6,950        9.1       200.00          --       200.00
 250.00...........................    14,350        7.6       250.00       8,883       250.00
                                      ------                              ------
                                      62,700        6.1       194.94      47,521       189.02
                                      ======                              ======

     At December 31, 2001, there were 28,350 options and 4,175 options exercisable at $175 per share and $250 per share, respectively. At December 31, 2000, there were 18,000 options exercisable at $175 per share. At December 31, 2002, there were 20,350 shares available for future grants under the terms of our stock option plans.

     As permitted by SFAS No. 123, the Company accounts for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires the disclosure of pro forma net income had the Company adopted the fair value method. However, disclosure has been omitted because the pro forma effect on net income required to be disclosed under SFAS No. 123 is not material to the Company's results of operations. Effective January 1, 2002, the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure," have been adopted by the Company.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Components of other comprehensive income (loss) consist of the following:

                                                         AMORTIZATION
                                                         OF TRANSITION
                                     CUMULATIVE EFFECT    ADJUSTMENT      ADDITIONAL     ACCUMULATED
                       CUMULATIVE      OF CHANGE IN       INCLUDED IN      MINIMUM          OTHER
                       TRANSLATION      ACCOUNTING         INTEREST        PENSION      COMPREHENSIVE
                       ADJUSTMENTS       PRINCIPLE          EXPENSE       LIABILITY     INCOME (LOSS)
                       -----------   -----------------   -------------   ------------   -------------
January 1, 2000......   $ 214,000        $      --         $     --      $         --   $    214,000
2000 Change..........    (257,000)              --               --                --       (257,000)
                        ---------        ---------         --------      ------------   ------------
December 31, 2000....     (43,000)              --               --                --        (43,000)
2001 Change..........     (87,000)        (550,000)         184,000       (15,778,000)   (16,231,000)
                        ---------        ---------         --------      ------------   ------------
December 31, 2001....    (130,000)        (550,000)         184,000       (15,778,000)   (16,274,000)
2002 Change..........     224,000               --          184,000       (11,944,000)   (11,536,000)
                        ---------        ---------         --------      ------------   ------------
December 31, 2002....   $  94,000        $(550,000)        $368,000      $(27,722,000)  $(27,810,000)
                        =========        =========         ========      ============   ============

11.  EMPLOYEE BENEFIT PLANS

     The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions. The Company's funding policy is to contribute the minimum required under the Employee Retirement Income Security Act of 1974.

     The Company provides postretirement health care and life insurance benefits for all eligible employees and their dependents active at April 27, 1989 and thereafter, and postretirement life insurance benefits for

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
retirees prior to April 27, 1989. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements of the Company's pension plans. The health care plans are generally contributory and the life insurance plans are generally non-contributory.

     The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

                                    PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                      DECEMBER 31,                   DECEMBER 31,
                               ---------------------------   ----------------------------
                                   2002           2001           2002            2001
                               ------------   ------------   -------------   ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year..........  $103,845,000   $ 94,060,000   $  77,886,000   $ 78,644,000
Service cost.................     3,797,000      3,971,000       1,883,000      1,611,000
Interest cost................     7,663,000      7,148,000       6,452,000      5,453,000
Plan participants'
  contributions..............       356,000        386,000         778,000        645,000
Amendments...................     3,367,000        274,000         420,000             --
Actuarial loss (gain)........     8,502,000      3,204,000      17,739,000     (4,702,000)
Benefits paid................    (5,733,000)    (5,198,000)     (4,138,000)    (3,765,000)
                               ------------   ------------   -------------   ------------
Benefit obligation at end of
  year.......................   121,797,000    103,845,000     101,020,000     77,886,000
                               ------------   ------------   -------------   ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year..........    93,806,000    102,763,000              --             --
Actual return on plan
  assets.....................    (3,437,000)    (5,177,000)             --             --
Employer contributions.......    12,169,000      1,032,000       3,360,000      3,120,000
Plan participants'
  contributions..............       356,000        386,000         778,000        645,000
Benefits paid................    (5,733,000)    (5,198,000)     (4,138,000)    (3,765,000)
                               ------------   ------------   -------------   ------------
Fair value of plan assets at
  end of year................    97,161,000     93,806,000              --             --
                               ------------   ------------   -------------   ------------
Funded status................   (24,636,000)   (10,039,000)   (101,020,000)   (77,886,000)
Unrecognized actuarial
  loss.......................    51,168,000     32,166,000      22,039,000      4,908,000
Unrecognized prior service
  cost.......................     3,765,000        616,000      (5,326,000)    (9,678,000)
                               ------------   ------------   -------------   ------------
Net amount recognized........  $ 30,297,000   $ 22,743,000   $ (84,307,000)  $(82,656,000)
                               ============   ============   =============   ============
AMOUNTS RECOGNIZED IN THE
  BALANCE SHEET CONSIST OF:
Prepaid benefit cost.........  $         --   $         --   $          --   $         --
Accrued benefit liability....   (19,819,000)    (5,685,000)    (84,307,000)   (82,656,000)
Intangible asset.............     3,765,000        616,000              --             --
Accumulated other
  comprehensive income.......    46,351,000     27,812,000              --             --
                               ------------   ------------   -------------   ------------
Net amount recognized........  $ 30,297,000   $ 22,743,000   $ (84,307,000)  $(82,656,000)
                               ============   ============   =============   ============
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate................          6.75%          7.50%           6.75%          7.50%
Expected return on plan
  assets.....................          9.00           9.50              --             --
Rate of compensation
  increase...................          4.00           4.50            4.00           4.50

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the net periodic benefit cost (income) for the defined benefit and postretirement benefit plans:

                                              PENSION BENEFITS                          POSTRETIREMENT BENEFITS
                                           YEAR ENDED DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                ---------------------------------------------   ---------------------------------------
                                   2002             2001             2000          2002          2001          2000
                                -----------   ----------------   ------------   -----------   -----------   -----------
Service cost..................  $ 3,797,000     $ 3,971,000      $  2,405,000   $ 1,883,000   $ 1,611,000   $ 1,720,000
Interest cost.................    7,663,000       7,148,000         6,766,000     6,452,000     5,453,000     5,661,000
Expected return on plan
  assets......................   (9,064,000)     (9,729,000)      (10,498,000)           --            --            --
Amortization of prior service
  cost........................      217,000         303,000           467,000    (3,932,000)   (3,966,000)   (3,966,000)
Recognized actuarial loss
  (gain)......................    2,002,000         279,000             3,000       608,000        (9,000)      251,000
                                -----------     -----------      ------------   -----------   -----------   -----------
Net periodic benefit cost
  (income)....................  $ 4,615,000     $ 1,972,000      $   (857,000)  $ 5,011,000   $ 3,089,000   $ 3,666,000
                                ===========     ===========      ============   ===========   ===========   ===========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $121.8 million, $117.0 million and $97.1 million, respectively, as of December 31, 2002 and $103.8 million, $99.5 million and $93.8 million, respectively, as of December 31, 2001.

     For measurement purposes, a 10.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease to 4.5% for 2009 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                          ONE-PERCENTAGE-   ONE-PERCENTAGE-
                                                          POINT INCREASE    POINT DECREASE
                                                          ---------------   ---------------
Effect on total of service cost and interest cost
  components............................................    $ 1,136,000      $   (930,000)
Effect on postretirement benefit obligation.............     13,014,000       (10,740,000)

     Investments held by the Company's pension plans consist primarily of S&P 500 equity securities and investment grade fixed income securities.

     Eligible employees also participate in the Company's Savings Plan. The Company matches 60% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally have vested to participating employees after five years of service (three years of service effective January 1, 2002). The matching contributions were $1,689,000, $1,796,000 and $1,609,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

12.  COMMITMENTS AND PRODUCT WARRANTIES

  COMMITMENTS

     The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       ----------
2003........................................................   $3,219,000
2004........................................................    3,260,000
2005........................................................    2,808,000
2006........................................................    1,454,000
2007........................................................    1,146,000
Thereafter..................................................    3,905,000

     Rental expense was $4,076,000, $4,608,000 and $5,612,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  PRODUCT WARRANTIES

     Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued. An analysis of changes in the liability for product warranty is as follows:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Balance at January 1..........................  $13,736,000   $11,872,000   $10,751,000
Current year provisions.......................    9,935,000    10,247,000     8,667,000
Expenditures..................................   (8,505,000)   (8,383,000)   (7,546,000)
                                                -----------   -----------   -----------
Balance at December 31........................  $15,166,000   $13,736,000   $11,872,000
                                                ===========   ===========   ===========

13.  CONTINGENCIES

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14.  GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. The impairment analysis did not result in an impairment charge upon adoption or at year-end 2002.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following table adjusts net income assuming the adoption of SFAS No. 142 at the beginning of the periods presented:

                                                        YEAR ENDED DECEMBER 31
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Reported net income...........................  $42,133,000   $35,984,000   $63,985,000
  Add back goodwill amortization, net of
     tax......................................           --     3,465,000     4,954,000
                                                -----------   -----------   -----------
  Adjusted net income.........................  $42,133,000   $39,449,000   $68,939,000
                                                ===========   ===========   ===========

     Intangible assets consist of the following:

                                                           DECEMBER 31, 2002
                                              -------------------------------------------
                                              GROSS CARRYING   ACCUMULATED
                                                  AMOUNT       AMORTIZATION       NET
                                              --------------   ------------   -----------
Amortized intangible assets:
  Program participation payments............   $55,989,000     $(12,439,000)  $43,550,000
  Financing costs...........................    15,088,000       (4,443,000)   10,645,000
                                               -----------     ------------   -----------
          Total deferred charges............   $71,077,000     $(16,882,000)  $54,195,000
                                               ===========     ============   ===========
  Tradenames................................   $16,000,000     $ (7,290,000)  $ 8,710,000
  Intellectual Property.....................     5,670,000         (567,000)    5,103,000
  Other.....................................     4,302,000         (255,000)    4,047,000
                                               -----------     ------------   -----------
          Total intangible assets...........   $25,972,000     $ (8,112,000)  $17,860,000
                                               ===========     ============   ===========

                                                           DECEMBER 31, 2001
                                              -------------------------------------------
                                              GROSS CARRYING   ACCUMULATED
                                                  AMOUNT       AMORTIZATION       NET
                                              --------------   ------------   -----------
Amortized intangible assets:
  Program participation payments............   $46,379,000     $ (9,716,000)  $36,663,000
  Financing costs...........................    12,101,000       (7,638,000)    4,463,000
                                               -----------     ------------   -----------
          Total deferred charges............   $58,480,000     $(17,354,000)  $41,126,000
                                               ===========     ============   ===========
  Tradenames................................   $16,000,000     $ (6,762,000)  $ 9,238,000
  Intellectual Property.....................     5,670,000               --     5,670,000
  Other.....................................     1,153,000         (138,000)    1,015,000
                                               -----------     ------------   -----------
          Total intangible assets...........   $22,823,000     $ (6,900,000)  $15,923,000
                                               ===========     ============   ===========

     There was no change in the carrying amount of goodwill during the year ended December 31, 2002. Total goodwill was $167.0 million at December 31, 2002. Goodwill at December 31, 2002 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135.7 million and $31.3 million, respectively.

     The aggregate amortization expense for the years ended December 31, 2002, 2001 and 2000 was $3.9 million, $8.8 million and $8.1 million, respectively.

     The estimated amortization expense for intangible assets subject to amortization in each of the five succeeding years from December 31, 2002 is approximately $4.0 million.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

15.  INCOME TAXES

     The Company's provision for income taxes consists of:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Current domestic provision.................  $ (1,815,000)  $ (2,653,000)  $ (1,412,000)
Foreign (provision) benefit................      (451,000)      (287,000)       309,000
Deferred tax provision.....................   (14,464,000)   (24,507,000)   (13,803,000)
                                             ------------   ------------   ------------
Income tax provision.......................  $(16,730,000)  $(27,447,000)  $(14,906,000)
                                             ============   ============   ============

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002     2001      2000
                                                              -----    -----    ------
Statutory federal income tax rate...........................  35.0%    35.0%     35.0%
Change in the valuation allowance...........................   0.0      0.0     (18.8)
State tax...................................................   1.7      5.8       5.3
Foreign taxes and other.....................................  (8.5)     2.5      (2.6)
                                                              ----     ----     -----
Effective income tax rate...................................  28.2%    43.3%     18.9%
                                                              ====     ====     =====

     The components of the net deferred tax liability are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Tax net operating loss carryforwards.....................  $  1,612,000   $  4,708,000
Temporary differences:
  Postretirement and other employee benefits.............    50,540,000     44,112,000
  Intangibles............................................   (47,340,000)   (43,475,000)
  Program participation costs............................   (17,503,000)   (15,335,000)
  Other..................................................    (4,076,000)     1,777,000
                                                           ------------   ------------
  Net deferred tax liability.............................  $(16,767,000)  $ (8,213,000)
                                                           ============   ============

     The Company has $1.2 million of alternate minimum tax credits at December 31, 2002, which may be carried forward indefinitely and used to offset future regular tax liability.

16.  RELATED PARTY TRANSACTIONS

     Bernard L. Schwartz ("BLS") owns or controls 50% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company. In addition, BLS serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and devotes such time to the business and affairs of the Company as he deems appropriate. BLS is also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd. ("Loral Space"). Because BLS is Chairman of the Board of Directors and has the right to designate a majority of the Directors to the Board of the Company, he has operating control of the Company.

     The Company has an Advisory Agreement with BLS which provides for the payment of an aggregate of $200,000 per month of compensation to BLS and persons or expenses designated by him. Such agreement will

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
continue until BLS dies or is disabled or ceases to own a specified number of shares of common stock of the Company.

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $4.8 million, $5.5 million and $7.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company reimburses Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes this arrangement is as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers Inc. ("Lehman Brothers") and the Company, Lehman Brothers has agreed to act as exclusive financial adviser to the Company and the Company has agreed to pay Lehman Brothers customary fees for services when rendered. During the year ended December 31, 2002, the Company paid Lehman Brothers $6.3 million for underwriting discounts and commissions in connection with the issuance of the 9 5/8% Notes. During the two years ended December 31, 2001, no amounts were paid under this agreement. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

17.  SEGMENTS

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents financial information about the Company's segments:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Sales:
  Aircraft Braking Systems.................  $301,408,000   $304,919,000   $328,472,000
  Engineered Fabrics.......................    47,241,000     50,415,000     47,418,000
                                             ------------   ------------   ------------
                                             $348,649,000   $355,334,000   $375,890,000
                                             ============   ============   ============
Operating Profits:
  Aircraft Braking Systems.................  $ 80,871,000   $ 91,719,000   $107,596,000
  Engineered Fabrics.......................     4,186,000      4,281,000      7,288,000
                                             ------------   ------------   ------------
     Operating Income......................    85,057,000     96,000,000    114,884,000
     Interest expense, net.................    25,780,000     32,569,000     35,993,000
                                             ------------   ------------   ------------
       Income before income taxes and
          extraordinary charge.............  $ 59,277,000   $ 63,431,000   $ 78,891,000
                                             ============   ============   ============
Depreciation and Amortization:
  Aircraft Braking Systems.................  $ 11,077,000   $ 14,785,000   $ 14,165,000
  Engineered Fabrics.......................       935,000      2,104,000      1,963,000
                                             ------------   ------------   ------------
                                             $ 12,012,000   $ 16,889,000   $ 16,128,000
                                             ============   ============   ============
Capital Expenditures:
  Aircraft Braking Systems.................  $  3,487,000   $  4,245,000   $  9,092,000
  Engineered Fabrics.......................       591,000        804,000        714,000
                                             ------------   ------------   ------------
     Total segments........................     4,078,000      5,049,000      9,806,000
  Corporate................................         6,000          8,000         39,000
                                             ------------   ------------   ------------
                                             $  4,084,000   $  5,057,000   $  9,845,000
                                             ============   ============   ============

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Total Assets:
  Aircraft Braking Systems.................  $346,956,000   $338,636,000   $360,070,000
  Engineered Fabrics.......................    60,034,000     60,451,000     59,235,000
                                             ------------   ------------   ------------
                                             $406,990,000   $399,087,000   $419,305,000
                                             ============   ============   ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following reconciles the total assets for the reportable segments to the Company's consolidated assets:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Total Assets:
  Total assets for reportable segments.....  $406,990,000   $399,087,000   $419,305,000
  Deferred financing costs not allocated to
     segments..............................    10,645,000      4,463,000      6,143,000
  Corporate assets.........................     1,801,000        458,000        377,000
  Deferred tax asset not allocated to
     segments..............................     2,609,000             --      4,260,000
                                             ------------   ------------   ------------
     Consolidated Total....................  $422,045,000   $404,008,000   $430,085,000
                                             ============   ============   ============

     The following represents the Company's total sales by products:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Braking systems............................  $301,408,000   $304,919,000   $328,472,000
Fuel tanks.................................    37,845,000     38,778,000     36,889,000
Other......................................     9,396,000     11,637,000     10,529,000
                                             ------------   ------------   ------------
                                             $348,649,000   $355,334,000   $375,890,000
                                             ============   ============   ============

     The following represents sales by geographic location:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Sales:
  United States............................  $207,107,000   $207,420,000   $226,082,000
  Europe...................................    69,210,000     69,721,000     76,470,000
  Asia.....................................    40,018,000     39,075,000     35,255,000
  North America............................    20,287,000     23,908,000     23,567,000
  South America............................     9,658,000     12,203,000     10,000,000
  Australia................................     2,369,000      3,007,000      4,516,000
                                             ------------   ------------   ------------
                                             $348,649,000   $355,334,000   $375,890,000
                                             ============   ============   ============

     Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $269,000, $239,000 and $266,000 as of December 31, 2002, 2001 and 2000, respectively.

     The U.S. government accounted for approximately 26%, 21% and 17% of the Company's total sales for the years ended December 31, 2002, 2001 and 2000, respectively.