Form 10-Q
period 2003-03-31
K&F INDUSTRIES INC
filed 2003-05-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of May 1, 2003, there were 740,398 shares of common stock outstanding.

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      March 31,      December 31,
                                                        2003             2002
                                                    -------------    -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                         $  34,482,000    $  22,735,000
  Accounts receivable, net                             36,600,000       38,228,000
  Inventory                                            55,891,000       52,006,000
  Other current assets                                  1,256,000        1,353,000
  Income taxes receivable                                      --        2,609,000
                                                    -------------    -------------
Total current assets                                  128,229,000      116,931,000
                                                    -------------    -------------

Property, plant and equipment                         171,196,000      171,374,000
  Less, accumulated depreciation and amortization     106,832,000      105,326,000
                                                    -------------    -------------
                                                       64,364,000       66,048,000
                                                    -------------    -------------

Deferred charges, net of amortization                  52,926,000       54,195,000
Intangible assets, net of amortization                 17,554,000       17,860,000
Goodwill                                              167,011,000      167,011,000
                                                    -------------    -------------
                                                    $ 430,084,000    $ 422,045,000
                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                           $  15,970,000    $  15,081,000
  Interest payable                                     14,661,000        4,367,000
  Other current liabilities                            49,501,000       61,936,000
                                                    -------------    -------------
Total current liabilities                              80,132,000       81,384,000
                                                    -------------    -------------

Minimum pension liability                              19,819,000       19,819,000
Deferred income taxes                                  15,770,000       16,767,000
Postretirement benefit obligation other
  than pensions                                        82,082,000       81,307,000
Other long-term liabilities                            17,403,000       15,424,000
9 1/4% senior subordinated notes due 2007             185,000,000      185,000,000
9 5/8% senior subordinated notes due 2010             250,000,000      250,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                             7,000            7,000
  Additional paid-in capital                         (263,259,000)    (263,259,000)
  Retained earnings                                    70,822,000       63,406,000
  Accumulated other comprehensive loss                (27,692,000)     (27,810,000)
                                                    -------------    -------------
Total stockholders' deficiency                       (220,122,000)    (227,656,000)
                                                    -------------    -------------
                                                    $ 430,084,000    $ 422,045,000
                                                    =============    =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                    ------------------------------
                                                      March 31,        March 31,
                                                        2003             2002
                                                    -------------    -------------
Sales                                               $  82,075,000    $  78,107,000
Costs and expenses                                     59,888,000       57,900,000
Amortization                                            1,040,000          923,000
                                                    -------------    -------------
Operating income                                       21,147,000       19,284,000
Interest and investment income                             85,000           20,000
Interest expense                                      (11,083,000)      (5,447,000)
                                                    -------------    -------------
Income before income taxes                             10,149,000       13,857,000
Income tax provision                                   (2,733,000)      (5,820,000)
                                                    -------------    -------------
Net income                                          $   7,416,000    $   8,037,000
                                                    =============    =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                    ------------------------------
                                                      March 31,        March 31,
                                                         2003             2002
                                                    -------------    -------------
Cash flows from operating activities:
 Net income                                         $   7,416,000    $   8,037,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        3,010,000        2,916,000
   Non-cash interest expense - amortization
    of deferred financing charges                         535,000          402,000
   Non-cash interest income - change in fair
    market value of interest rate swap                   (732,000)      (1,138,000)
   Deferred income taxes                                2,732,000        5,628,000
   Changes in assets and liabilities:
    Accounts receivable, net                            1,664,000        3,124,000
    Inventory                                          (3,849,000)      (1,857,000)
    Other current assets                                   97,000         (186,000)
    Accounts payable, notes payable, interest
     payable, and other current liabilities            (1,594,000)        (478,000)
    Postretirement benefit obligation other
     than pensions                                        775,000               --
    Other long-term liabilities                         1,979,000        1,934,000
                                                    -------------    -------------
 Net cash provided by operating
  activities                                           12,033,000       18,382,000
                                                    -------------    -------------

Cash flows from investing activities:
 Capital expenditures                                    (286,000)        (694,000)
 Deferred charges                                              --       (2,500,000)
                                                    -------------    -------------
 Net cash used in investing activities                   (286,000)      (3,194,000)
                                                    -------------    -------------

Cash flows from financing activities:
 Payments of senior revolving loan                             --       (6,000,000)
 Payments of senior term loans                                 --      (30,375,000)
 Borrowings under senior revolving loan                        --       23,000,000
                                                    -------------    -------------
 Net cash used in financing activities                         --      (13,375,000)
                                                    -------------    -------------

 Net increase in cash and cash equivalents             11,747,000        1,813,000
Cash and cash equivalents, beginning of
 period                                                22,735,000        5,136,000
                                                    -------------    -------------

Cash and cash equivalents, end of period            $  34,482,000    $   6,949,000
                                                    =============    =============
Supplemental cash flow information:
 Interest paid during period                        $     986,000    $   1,914,000
                                                    =============    =============

 Income taxes paid during the period                $       1,000    $     192,000
                                                    =============    =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 2003 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K.

2.    Accounting Changes and Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. The impairment analysis did not result in an impairment charge upon adoption or any subsequent periods thereafter.

      There was no change in the carrying amount of goodwill during the three months ended March 31, 2003. Goodwill at March 31, 2003 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135,683,000 and $31,328,000, respectively.

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

      Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS No. 143 is to provide guidance for legal obligations associated with the retirement of tangible long- lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      acquisition, construction or normal operation of a long-lived asset. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operation or cash flows.

      Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Cost Incurred in a Restructuring)." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock based compensation. Effective January 1, 2002, the disclosure provisions of SFAS No. 148 have been adopted by the Company.

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

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. In 2003, the Company adopted the initial recognition and initial measurement provisions of FIN No. 45. The Company does not provide guarantees for performance of third parties, and therefore, there was no impact on our consolidated financial position, results of operations or cash flows.

3.    Receivables are summarized as follows:

                                                     March 31,      December 31,
                                                       2003             2002
                                                   -------------    -------------
      Accounts receivable, principally
         from commercial customers                 $  33,330,000    $  36,027,000
      Accounts receivable, on U. S.
         Government and other long-term
         contracts                                     4,335,000        3,257,000
      Allowances                                      (1,065,000)      (1,056,000)
                                                   -------------    -------------
                                                   $  36,600,000    $  38,228,000
                                                   =============    =============

4.    Inventory consists of the following:

                                                     March 31,      December 31,
                                                        2003             2002
                                                   -------------    -------------
      Raw materials and work-in-process            $  27,799,000    $  24,830,000
      Finished goods                                  15,968,000       17,017,000
      Inventoried costs related to U.S.
         Government and other long-term
         contracts                                    12,124,000       10,159,000
                                                   -------------    -------------
                                                   $  55,891,000    $  52,006,000
                                                   =============    =============

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

5.    Other current liabilities consist of the following:

                                                            March 31,     December 31,
                                                              2003            2002
                                                          -------------   -------------
                Accrued payroll costs                     $  11,720,000   $  22,888,000
                Accrued property taxes and other taxes        4,320,000       3,665,000
                Accrued costs on long-term contracts          3,922,000       4,605,000
                Accrued warranty costs                       12,541,000      12,810,000
                Customer credits                              4,789,000       5,128,000
                Postretirement benefit obligation other
                  than pensions                               3,000,000       3,000,000
                Fair market value of interest rate swap       2,937,000       3,715,000
                Other                                         6,272,000       6,125,000
                                                          -------------   -------------

                                                          $  49,501,000   $  61,936,000
                                                          =============   =============

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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    Comprehensive Income

                                                        Three Months Ended
                                                   ------------------------------
                                                     March 31,        March 31,
                                                        2003             2002
                                                   -------------    -------------
      Net income                                   $   7,416,000    $   8,037,000

      Other comprehensive income (loss):

          Cumulative translation adjustments              72,000           (9,000)

          Amortization of transition adjustment
            included in interest expense                  46,000           46,000
                                                   -------------    -------------

      Comprehensive income                         $   7,534,000    $   8,074,000
                                                   =============    =============

8.    Segments

      The following represents financial information about the Company's segments:

                                                         Three Months Ended
                                                   ------------------------------
                                                     March 31,        March 31,
                                                        2003             2002
                                                   -------------    -------------
      Sales:
          Aircraft Braking Systems                 $  71,158,000    $  67,853,000
          Engineered Fabrics                          10,917,000       10,254,000
                                                   -------------    -------------
                                                   $  82,075,000    $  78,107,000
                                                   =============    =============

      Operating Profits:
          Aircraft Braking Systems                 $  20,476,000    $  18,685,000
          Engineered Fabrics                             671,000          599,000
                                                   -------------    -------------
            Operating income                          21,147,000       19,284,000
          Interest expense, net                      (10,998,000)      (5,427,000)
                                                   -------------    -------------
            Income before income taxes             $  10,149,000    $  13,857,000
                                                   =============    =============

                                                     March 31,      December 31,
                                                       2003             2002
                                                   -------------    -------------
      Total Assets:
          Aircraft Braking Systems                 $ 357,844,000    $ 346,956,000
          Engineered Fabrics                          61,367,000       60,034,000
          Deferred financing costs not
            allocated to segments                     10,110,000       10,645,000
          Corporate assets                               763,000        1,801,000
          Income taxes receivable
            not allocated to segments                         --        2,609,000
                                                   -------------    -------------
                                                   $ 430,084,000    $ 422,045,000
                                                   =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

We are a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Results for the three months ended March 31, 2003 continue to be adversely affected by the sluggish economy that reduced demand for air travel and financial difficulties that confronted commercial aircraft operators.

Critical Accounting Policies and Estimates

This section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, workers compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges would be recorded when we do not believe the carrying value of the long-lived asset will be recoverable.

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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, and it must represent the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. We used a 7 1/2% discount rate in 2002 and are using a 6 3/4% discount rate for 2003 to reflect market interest rate conditions.

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

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate.
Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate being used to calculate the calendar year 2003 postretirement expense is 10.2% in 2003 trending down to 4.5% for 2009.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and March 31, 2002

Sales for the three months ended March 31, 2003 totaled $82,075,000, reflecting an increase of $3,968,000 or 5.1%, compared with $78,107,000 for the same period in the prior year. This increase was principally due to higher sales of wheels and brakes at Aircraft Braking Systems of $3,305,000. Commercial sales at Aircraft Braking Systems increased $3,609,000, primarily on the Boeing MD-80 and the Canadair CRJ-100/200 and CRJ-700 programs. General aviation sales decreased $4,333,000, primarily on Israeli Aircraft Industries, Raytheon and Canadair aircraft. Military sales increased $4,029,000, primarily due to strong sales on the B-1B program. Engineered Fabrics' sales increased $663,000, primarily due to higher sales of oil containment booms.

Operating income increased $1,863,000 to $21,147,000 or 25.8% of sales for the three months ended March 31, 2003, compared with $19,284,000 or 24.7% of sales for the same period in the prior year. Operating margins increased at Aircraft Braking Systems to 28.8% during the three months ended March 31, 2003 compared with 27.5% in the same period in the prior year. This increase in margins at Aircraft Braking Systems was primarily due to the favorable overhead absorption effect relating to the higher sales, partially offset by higher program investments. Operating margins at Engineered Fabrics were relatively level at 6.1% during the three months ended March 31,2003, compared with 5.8% for the same period in the prior year.

Net interest expense increased $5,571,000 for the three months ended March 31, 2003 compared with the same period in the prior year. This increase was primarily due to higher interest of $6,016,000 relating to our issuance of $250.0 million of 9 5/8% senior subordinated notes in December 2002, which were not outstanding during the three months ended March 31, 2002. These notes were issued in connection with the December 2002 recapitalization.

Our effective tax rate of 26.9% for the three months ended March 31, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 42.0% for the three months ended March 31, 2002 differs from the statutory rate of 35% due to state, local and foreign taxes. The decrease in the effective rate in 2003 over 2002 is primarily due to favorable tax benefits derived from export sales and lower state and local taxes.

Liquidity and Financial Position

Our cash and cash equivalents totaled $34.5 million at March 31, 2003, compared with $22.7 million at December 31, 2002. Our total debt was $435.0 million at March 31, 2003, and we had $27.1 million available to borrow under our $30.0 million revolving credit facility.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our credit facility.

Cash Flows

Net cash provided by operating activities during the three months ended March 31, 2003 amounted to $12,033,000 versus $18,382,000 for the same period in the prior year, a decrease of $6,349,000. Decreased cash flow from operating activities during the three months ended March 31, 2003, compared to the three months ended March 31, 2002, was primarily due to payments made in 2003 to the holders of our common stock options in connection with the December 2002 recapitalization.

Net cash used in investing activities during the three months ended March 31, 2003 amounted to $286,000 versus $3,194,000 for the same period in the prior year, a decrease of $2,908,000. This decrease was primarily due to a $2,500,000 program participation payment made during the first three months of 2002.

There was no net cash used in financing activities during the three months ended March 31, 2003 versus $13,375,000 of net cash used for the same period in the prior year. This decrease occurred because we made principal payments during the first three months of 2002 on our prior bank credit facility that we repaid as part of the December 2002 recapitalization. We had no borrowings on our new revolving facility during the three months ended March 31, 2003.

Accounting Changes and Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this standard until its life is determined to no longer be indefinite. We adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. The impairment analysis did not result in an impairment charge upon adoption or any subsequent periods thereafter. See Note 2 to the consolidated financial statements.

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

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS No. 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. The adoption of this standard did not have a material impact on our consolidated financial position, results of operation or cash flows.

Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock based compensation. Effective January 1, 2002, the disclosure provisions of SFAS No. 148 have been adopted by the Company.

In November 2002, the FASB issued Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. In 2003, we adopted the initial recognition and initial measurement provisions of FIN No. 45. We do not provide guarantees for performance of third parties, and therefore, there was no impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have $435.0 million of total fixed rate debt outstanding at March 31, 2003. Borrowings under the credit facility bear interest that varies with LIBOR.

As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement has a notional amount of $84.0 million and we are required to make payments for the difference between actual three month LIBOR and 5.95% on this amount. The interest rate swap agreement expires on December 17, 2003. The payments made under the swap agreement were $953,000 and $1,000,000 million during the three months ended March 31, 2003 and 2002, respectively, and are expected to be approximately $4,000,000 in 2003 assuming three month LIBOR at March 31, 2003 remains constant throughout the year. If interest rates change by 10%, it would not have a significant impact on the fair value or the future payments to be made under our swap agreement. Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no other derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

      99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      There were no reports on Form 8-K for the three months ended March 31, 2003.

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

Dated: May 14, 2003

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

      Date: May 14, 2003                           /s/ BERNARD L. SCHWARTZ
                                                   -----------------------
                                                   Bernard L. Schwartz
                                                   Chief Executive Officer

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

      Date: May 14, 2003                              /s/ DIRKSON R. CHARLES
                                                      ----------------------
                                                      Dirkson R. Charles
                                                      Chief Financial Officer