Form 10-Q
period 2003-06-30
K&F INDUSTRIES INC
filed 2003-07-31
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number: 33-29035

                             K & F Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                            34-1614845
--------------------------------------------------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

     600 Third Avenue, New York, New York                        10016
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (212) 297-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 30, 2003, there were 740,398 shares of common stock outstanding.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX

                                                                                Page
                                                                                ----
Part 1. Consolidated Financial Information

  Item 1. Consolidated Financial Statements (Unaudited)

         a)   Consolidated Balance Sheets
              as of June 30, 2003 and December 31, 2002                           3

         b)   Consolidated Statements of Operations
              for the six months ended June 30, 2003
              and 2002                                                            4

         c)   Consolidated Statements of Operations
              for the three months ended June 30, 2003
              and 2002                                                            5

         d)   Consolidated Statements of Cash Flows
              for the six months ended June 30, 2003
              and 2002                                                            6

         e)   Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    12

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                            16

  Item 4. Controls and Procedures                                                16

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                       18

Signatures                                                                       19

                          PART I. FINANCIAL INFORMATION
                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30,       December 31,
                                                         2003             2002
                                                    -------------    -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                         $  28,248,000    $  22,735,000
  Accounts receivable, net                             35,765,000       38,228,000
  Inventory                                            59,362,000       52,006,000
  Other current assets                                  1,294,000        1,353,000
  Income taxes receivable                                      --        2,609,000
                                                    -------------    -------------
Total current assets                                  124,669,000      116,931,000
                                                    -------------    -------------

Property, plant and equipment                         171,959,000      171,374,000
  Less, accumulated depreciation and amortization     108,813,000      105,326,000
                                                    -------------    -------------
                                                       63,146,000       66,048,000
                                                    -------------    -------------

Deferred charges, net of amortization                  53,638,000       54,195,000
Intangible assets, net of amortization                 17,249,000       17,860,000
Goodwill                                              167,011,000      167,011,000
                                                    -------------    -------------
                                                    $ 425,713,000    $ 422,045,000
                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                           $  13,148,000    $  15,081,000
  Interest payable                                      4,568,000        4,367,000
  Other current liabilities                            51,584,000       61,936,000
                                                    -------------    -------------
Total current liabilities                              69,300,000       81,384,000
                                                    -------------    -------------

Minimum pension liability                              19,819,000       19,819,000
Deferred income taxes                                  15,367,000       16,767,000
Postretirement benefit obligation other
  than pensions                                        82,857,000       81,307,000
Other long-term liabilities                            19,546,000       15,424,000
9 1/4% senior subordinated notes due 2007             185,000,000      185,000,000
9 5/8% senior subordinated notes due 2010             250,000,000      250,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                             7,000            7,000
  Additional paid-in capital                         (263,259,000)    (263,259,000)
  Retained earnings                                    74,755,000       63,406,000
  Accumulated other comprehensive loss                (27,679,000)     (27,810,000)
                                                    -------------    -------------
Total stockholders' deficiency                       (216,176,000)    (227,656,000)
                                                    -------------    -------------
                                                    $ 425,713,000    $ 422,045,000
                                                    =============    =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Six Months Ended
                                 ------------------------------
                                    June 30,         June 30,
                                      2003             2002
                                 -------------    -------------
Sales                            $ 160,021,000    $ 158,769,000

Costs and expenses                 120,250,000      117,000,000

Amortization                         2,099,000        1,926,000
                                 -------------    -------------
Operating income                    37,672,000       39,843,000

Interest and investment income         227,000           35,000

Interest expense                   (21,934,000)     (12,880,000)
                                 -------------    -------------
Income before income taxes          15,965,000       26,998,000

Income tax provision                (4,616,000)     (11,340,000)
                                 -------------    -------------
Net income                       $  11,349,000    $  15,658,000
                                 =============    =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended
                                   ---------------------------------
                                      June 30,          June 30,
                                        2003              2002
                                   ---------------   ---------------
Sales                              $    77,946,000   $    80,662,000

Costs and expenses                      60,362,000        59,100,000

Amortization                             1,059,000         1,003,000
                                   ---------------   ---------------
Operating income                        16,525,000        20,559,000

Interest and investment income             142,000            15,000

Interest expense                       (10,851,000)       (7,433,000)
                                   ---------------   ---------------

Income before income taxes               5,816,000        13,141,000

Income tax provision                    (1,883,000)       (5,520,000)
                                   ---------------   ---------------
Net income                         $     3,933,000   $     7,621,000
                                   ===============   ===============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                 -------------------------------
                                                    June 30,            June 30,
                                                      2003                2002
                                                 --------------      --------------
Cash flows from operating activities:
 Net income                                      $   11,349,000      $   15,658,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      6,038,000           5,926,000
   Non-cash interest expense - amortization
    of deferred financing charges                     1,069,000             804,000
   Non-cash interest income - change in fair
    market value of interest rate swap               (1,615,000)           (204,000)
   Deferred income taxes                              1,209,000           7,732,000
   Changes in assets and liabilities:
    Accounts receivable, net                          2,482,000           4,658,000
    Inventory                                        (7,336,000)         (1,965,000)
    Other current assets                                 59,000            (107,000)
    Accounts payable, interest payable and
     other current liabilities                      (10,377,000)         (4,025,000)
    Postretirement benefit obligation other
     than pensions                                    1,550,000                  --
    Other long-term liabilities                       4,122,000            (394,000)
                                                 --------------      --------------
 Net cash provided by operating
  activities                                          8,550,000          28,083,000
                                                 --------------      --------------
Cash flows from investing activities:
 Capital expenditures                                (1,037,000)         (1,118,000)
 Deferred charges                                    (2,000,000)         (7,000,000)
                                                 --------------      --------------
 Net cash used in investing activities               (3,037,000)         (8,118,000)
                                                 --------------      --------------

Cash flows from financing activities:
 Payments of senior revolving loan                           --         (15,000,000)
 Payments of senior term loans                               --         (38,750,000)
 Borrowings under senior revolving loan                      --          34,000,000
                                                 --------------      --------------
 Net cash used in financing activities                       --         (19,750,000)
                                                 --------------      --------------
 Net increase in cash and cash equivalents            5,513,000             215,000
Cash and cash equivalents, beginning of
 period                                              22,735,000           5,136,000
                                                 --------------      --------------

Cash and cash equivalents, end of period         $   28,248,000      $    5,351,000
                                                 ==============      ==============

Supplemental cash flow information:
 Interest paid during period                     $   22,279,000      $   12,301,000
                                                 ==============      ==============

 Income taxes paid during the period             $    3,117,000      $    3,438,000
                                                 ==============      ==============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K.

2.       Accounting Changes and Pronouncements

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. The impairment analysis did not result in an impairment charge upon adoption or in any subsequent periods.

         There was no change in the carrying amount of goodwill during the three and six months ended June 30, 2003. Goodwill at June 30, 2003 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135,683,000 and $31,328,000, respectively.

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

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. In 2003, the Company adopted the initial recognition and initial measurement provisions of FIN No. 45. The Company does not provide guarantees for performance of third parties, and therefore, there was no impact on the Company's consolidated financial position, results of operations or cash flows.

3.       Receivables are summarized as follows:

                                         June 30,        December 31,
                                           2003             2002
                                      --------------    --------------
Accounts receivable, principally
   from commercial customers          $   30,676,000    $   36,027,000

Accounts receivable, on U. S
   Government and other long-term
   contracts                               6,121,000         3,257,000

Allowances                                (1,032,000)       (1,056,000)
                                      --------------    --------------

                                      $   35,765,000    $   38,228,000
                                      ==============    ==============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       Inventory consists of the following:

                                         June 30,        December 31,
                                           2003             2002
                                      --------------    --------------
Raw materials and work-in-process     $   28,198,000    $   24,830,000

Finished goods                            18,832,000        17,017,000

Inventoried costs related to U.S.
  Government and other long-term
  contracts                               12,332,000        10,159,000
                                      --------------    --------------
                                      $   59,362,000    $   52,006,000
                                      ==============    ==============

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

5.       Other current liabilities consist of the following:

                                               June 30,         December 31,
                                                 2003               2002
                                            --------------     --------------
Accrued payroll costs                       $   15,320,000     $   22,888,000
Accrued property taxes and other taxes           4,292,000          3,665,000
Accrued costs on long-term contracts             3,631,000          4,605,000
Accrued warranty costs                          12,678,000         12,810,000
Customer credits                                 5,561,000          5,128,000
Postretirement benefit obligation other
  than pensions                                  3,000,000          3,000,000
Fair market value of interest rate swap          2,008,000          3,715,000
Other                                            5,094,000          6,125,000
                                            --------------     --------------
                                            $   51,584,000     $   61,936,000
                                            ==============     ==============

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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       Comprehensive Income

                                                     Three Months Ended
                                             ----------------------------------
                                                June 30,            June 30,
                                                  2003                2002
                                             --------------      --------------
Net income                                   $    3,933,000      $    7,621,000

Other comprehensive income (loss):

   Cumulative translation adjustments               (33,000)             20,000

   Amortization of transition adjustment
     included in interest expense                    46,000              46,000
                                             --------------      --------------

Comprehensive income                         $    3,946,000      $    7,687,000
                                             ==============      ==============

                                                      Six Months Ended
                                             ----------------------------------
                                                June 30,            June 30,
                                                  2003                2002
                                             --------------      --------------
Net income                                   $   11,349,000      $   15,658,000

Other comprehensive income (loss):

   Cumulative translation adjustments                39,000              11,000

   Amortization of transition adjustment
     included in interest expense                    92,000              92,000
                                             --------------      --------------

Comprehensive income                         $   11,480,000      $   15,761,000
                                             ==============      ==============

8.       Segments

         The following represents financial information about the Company's segments:

                                              Three Months Ended
                                       ----------------------------------
                                          June 30,            June 30,
                                            2003                2002
                                       --------------      --------------
Sales:
  Aircraft Braking Systems             $   63,560,000      $   69,275,000
  Engineered Fabrics                       14,386,000          11,387,000
                                       --------------      --------------
                                       $   77,946,000      $   80,662,000
                                       ==============      ==============
Operating Profit:
  Aircraft Braking Systems             $   14,761,000      $   19,338,000
  Engineered Fabrics                        1,764,000           1,221,000
                                       --------------      --------------
     Operating income                      16,525,000          20,559,000

  Interest expense, net                   (10,709,000)         (7,418,000)
                                       --------------      --------------
     Income before income taxes        $    5,816,000      $   13,141,000
                                       ==============      ==============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                              Six Months Ended
                                       ----------------------------------
                                          June 30,            June 30,
                                            2003                2002
                                       --------------      --------------
Sales:
  Aircraft Braking Systems             $  134,718,000      $  137,128,000
  Engineered Fabrics                       25,303,000          21,641,000
                                       --------------      --------------
                                       $  160,021,000      $  158,769,000
                                       ==============      ==============

Operating Profit:
  Aircraft Braking Systems             $   35,237,000      $   38,023,000
  Engineered Fabrics                        2,435,000           1,820,000
                                       --------------      --------------
      Operating income                     37,672,000          39,843,000
  Interest expense, net                   (21,707,000)        (12,845,000)
                                       --------------      --------------
    Income before income taxes         $   15,965,000      $   26,998,000
                                       ==============      ==============

                                          June 30,          December 31,
                                            2003               2002
                                       --------------      --------------
Total Assets:
  Aircraft Braking Systems             $  353,535,000      $  346,956,000
  Engineered Fabrics                       61,839,000          60,034,000
  Deferred financing costs not
    allocated to segments                   9,576,000          10,645,000
  Corporate assets                            763,000           1,801,000
  Income taxes receivable
    not allocated to segments                      --           2,609,000
                                       --------------      --------------
                                       $  425,713,000      $  422,045,000
                                       ==============      ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Results for the three and six months ended June 30, 2003 continue to be adversely affected by the sluggish economy that reduced demand for air travel and financial difficulties that confronted commercial aircraft operators.

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

Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to each of our operating segments and we do not anticipate any changes to our policy in the near term.

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

Pension and Other Postretirement Benefits. We have significant pension and postretirement benefit costs and liabilities. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension and postretirement benefits expense we have recorded or may record.

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

Comparison of Results of Operations for the Six months Ended June 30, 2003 and June 30, 2002

Our sales for the six months ended June 30, 2003 totaled $160,021,000, reflecting an increase of $1,252,000, compared with $158,769,000 for the same period in the prior year. This increase was principally due to higher sales at Engineered Fabrics of $3,662,000, primarily for oil containment booms. Partially offsetting this increase was lower sales of wheels and brakes at Aircraft Braking Systems of $2,410,000. Commercial sales at Aircraft Braking Systems decreased $2,005,000, primarily on the Boeing DC-9 and DC-10 programs, partially offset by higher sales on the Canadair CRJ-700 and Boeing MD-80 programs. General aviation sales decreased $5,831,000, primarily on Israeli Aircraft Industries, Raytheon and Gulfstream aircraft. Military sales increased $5,426,000, primarily on the Boeing B-1B and Lockheed Martin C-130 programs.

Our operating income decreased by $2,171,000, to $37,672,000 or 23.5% of sales, for the six months ended June 30, 2003, compared with $39,843,000 or 25.1% of sales for the same period in the prior year. Operating margins decreased at Aircraft Braking Systems to 26.2% during the six months ended June 30, 2003, compared with 27.7% for the same period in the prior year. This decrease in margins at Aircraft Braking Systems was primarily due to higher program investments and a less favorable mix of products sold.

Operating margins increased at Engineered Fabrics to 9.6% for the six months ended June 30, 2003, compared with 8.4% for the same period in the prior year. This increase in margins at Engineered Fabrics was primarily due to the favorable overhead absorption effect relating to the higher sales.

Our net interest expense increased by $8,862,000 for the six months ended June 30, 2003, compared with the same period in the prior year. This increase was primarily due to higher interest relating to our issuance of $250.0 million of 9 5/8% senior subordinated notes in December 2002, which were not outstanding during the six months ended June 30, 2002. These notes were issued in connection with the December 2002 recapitalization.

Our effective tax rate of 28.9% for the six months ended June 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 42.0% for the six months ended June 30, 2002 differs from the statutory rate of 35% due to state, local and foreign income taxes. The decrease in the effective tax rate in 2003 over 2002 is primarily due to favorable tax benefits derived from export sales and lower state and local taxes.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and June 30, 2002

Our sales for the three months ended June 30, 2003 totaled $77,946,000, reflecting a decrease of $2,716,000, compared with $80,662,000 for the same period in the prior year. This decrease was principally due to lower sales of wheels and brakes at Aircraft Braking Systems of $5,715,000. Partially offsetting this decrease was higher sales at Engineered Fabrics of $2,999,000, primarily for oil containment booms. Commercial sales at Aircraft Braking Systems decreased $5,613,000, primarily on the Boeing DC-9, DC-10, MD-80 and Saab S-340 programs. General aviation sales decreased $1,499,000, primarily on Raytheon and Gulfstream aircraft. Military sales increased $1,397,000, primarily on the Boeing B-1B and Lockheed Martin C-130 programs.

Our operating income decreased by $4,034,000, to $16,525,000 or 21.2% of sales, for the three months ended June 30, 2003, compared with $20,559,000 or 25.5% of sales for the same period in the prior year. Operating margins decreased at Aircraft Braking Systems to 23.2% during the three months ended June 30, 2003, compared with 27.9% for the same period in the prior year. This decrease was primarily due to higher program investments, the unfavorable overhead absorption effect relating to the lower sales and a less favorable mix of products sold. Operating margins at Engineered Fabrics increased to 12.3% for the three months ended June 30, 2003, compared with 10.7% for the same period in the prior year. This increase in margins at Engineered Fabrics was primarily due to the favorable overhead absorption effect relating to the higher sales.

Our net interest expense increased by $3,291,000 for the three months ended June 30, 2003, compared with the same period in the prior year. This increase was primarily due to higher interest relating to our issuance of $250.0 million of 9 5/8% senior subordinated notes in December 2002, which were not outstanding during the three months ended June 30, 2002. These notes were issued in connection with the December 2002 recapitalization.

Our effective tax rate of 32.4% for the three months ended June 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 42.0% for the three months ended June 30, 2002 differs from the statutory rate of 35% due to state, local and foreign income taxes. The decrease in the effective rate in 2003 over 2002 is primarily due to favorable tax benefits derived from export sales and lower state and local taxes.

Liquidity and Financial Position

Our cash and cash equivalents totaled $28.2 million at June 30, 2003, compared with $22.7 million at December 31, 2002. Our total debt was $435.0 million at June 30, 2003, and we had $26.3 million available to borrow under our $30.0 million revolving credit facility.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our credit facility.

Cash Flows

Net cash provided by operating activities during the six months ended June 30, 2003 amounted to $8,550,000 versus $28,083,000 for the same period in the prior year, a decrease of $19,533,000. Our cash flow from operating activities during the six months ended June 30, 2003, compared to the six months ended June 30, 2002, decreased primarily due to higher interest payments after issuance of our 9 5/8% senior subordinated notes in December 2002, payments made in 2003 to the holders of our common stock options in connection with the December 2002 recapitalization and a higher inventory balance resulting from a softer demand during the second quarter for "make to stock" replacement parts.

Net cash used in investing activities during the six months ended June 30, 2003 amounted to $3,037,000 versus $8,118,000 for the same period in the prior year, a decrease of $5,081,000. This decrease was primarily due to $2,000,000 of program participation payments made during the six months ended June 30, 2003, compared with $7,000,000 made during the same period in the prior year.

There was no net cash used in financing activities during the six months ended June 30, 2003 versus $19,750,000 of net cash used for the same period in the prior year. This decrease occurred because we made principal payments during the first six months of 2002 on our prior bank credit facility that we repaid as part of the December 2002 recapitalization. We had no borrowings on our revolving credit facility during the six months ended June 30, 2003.

Accounting Changes and Pronouncements

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this standard until its life is determined to no longer be indefinite. We adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. The impairment analysis did not result in an impairment charge upon adoption or in any subsequent periods thereafter. See Note 2 to the consolidated financial statements contained herein.

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

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. In 2003, we adopted the initial recognition and initial measurement provisions of FIN No. 45. We do not provide guarantees for performance of third parties, and therefore, there was no impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have $435.0 million of total fixed rate debt outstanding at June 30, 2003. Borrowings under the credit facility bear interest that varies with LIBOR, for which no borrowings were outstanding at June 30, 2003.

As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement has a notional amount of $84.0 million and we are required to make payments for the difference between actual three month LIBOR and 5.95% on this amount. The interest rate swap agreement expires on December 17, 2003. The payments made under the swap agreement were $1,007,000 and $938,000 million during the three months ended June 30, 2003 and 2002, respectively, and $1,960,000 and $1,938,000 during the six months ended June 30, 2003 and 2002, respectively. Payments are expected to be approximately $4,000,000 in 2003 assuming three month LIBOR at June 30, 2003 remains constant throughout the remainder of the year. If interest rates change by 10%, it would not have a significant impact on the fair value or the future payments to be made under our swap agreement. Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no other derivative financial instruments.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

        31.1 - Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the
                  Sarbanes-Oxley Act of 2002.

        31.2 - Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the
                  Sarbanes-Oxley Act of 2002.

        32.1 -    Certification of Chief Executive Office pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 -    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended June 30, 2003.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

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

Dated: July 31, 2003