Form 10-Q
period 2003-09-30
K&F INDUSTRIES INC
filed 2003-11-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

As of November 1, 2003, there were 740,398 shares of common stock outstanding.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I. Consolidated Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  a)       Consolidated Balance Sheets as of September 30, 2003
                           and December 31, 2002                                             3

                  b)       Consolidated Statements of Operations for the nine
                           months ended September 30, 2003 and 2002                          4

                  c)       Consolidated Statements of Operations for the three
                           months ended September 30, 2003 and 2002                          5

                  d)       Consolidated Statements of Cash Flows for the nine
                           months ended September 30, 2003 and 2002                          6

                  e)       Notes to Consolidated Financial Statements                        7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       13

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                               17

         Item 4.  Controls and Procedures                                                   18

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                          19

Signatures                                                                                  20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               -------------   -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                    $  50,486,000   $  22,735,000
  Accounts receivable, net                                        43,006,000      38,228,000
  Inventory                                                       59,146,000      52,006,000
  Other current assets                                             1,056,000       1,353,000
  Income taxes receivable                                          2,277,000       2,609,000
                                                               -------------   -------------
Total current assets                                             155,971,000     116,931,000
                                                               -------------   -------------

Property, plant and equipment                                    171,398,000     171,374,000
  Less, accumulated depreciation and amortization                108,882,000     105,326,000
                                                               -------------   -------------
                                                                  62,516,000      66,048,000
                                                               -------------   -------------
Deferred charges, net of amortization                             53,384,000      54,195,000
Intangible assets, net of amortization                            16,942,000      17,860,000
Goodwill                                                         167,011,000     167,011,000
                                                               -------------   -------------
                                                               $ 455,824,000   $ 422,045,000
                                                               =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                      $  12,414,000   $  15,081,000
  Interest payable                                                14,894,000       4,367,000
  Other current liabilities                                       51,083,000      61,936,000
                                                               -------------   -------------
Total current liabilities                                         78,391,000      81,384,000
                                                               -------------   -------------

Minimum pension liability                                         19,819,000      19,819,000
Deferred income taxes                                             21,215,000      16,767,000
Postretirement benefit obligation other
  than pensions                                                   83,631,000      81,307,000
Other long-term liabilities                                       21,654,000      15,424,000
9 1/4% senior subordinated notes due 2007                        185,000,000     185,000,000
9 5/8% senior subordinated notes due 2010                        250,000,000     250,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
  1,000,000 shares; issued and
    outstanding, 740,398 shares                                        7,000           7,000
  Additional paid-in capital                                    (263,259,000)   (263,259,000)
  Retained earnings                                               86,944,000      63,406,000
  Accumulated other comprehensive loss                           (27,578,000)    (27,810,000)
                                                               -------------   -------------
Total stockholders' deficiency                                  (203,886,000)   (227,656,000)
                                                               -------------   -------------
                                                               $ 455,824,000   $ 422,045,000
                                                               =============   =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               -------------   -------------
Sales                                                          $ 247,842,000   $ 251,979,000

Costs and expenses                                               180,283,000     178,419,000

Amortization                                                       3,174,000       2,930,000
                                                               -------------   -------------
Operating income                                                  64,385,000      70,630,000

Interest and investment income                                       373,000          64,000

Interest expense                                                 (32,864,000)    (19,520,000)
                                                               -------------   -------------
Income before income taxes                                        31,894,000      51,174,000

Income tax provision                                              (8,356,000)    (21,495,000)
                                                               -------------   -------------
Net income                                                     $  23,538,000   $  29,679,000
                                                               =============   =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               -------------   -------------
Sales                                                          $  87,821,000   $  93,210,000

Costs and expenses                                                60,033,000      61,419,000

Amortization                                                       1,075,000       1,004,000
                                                               -------------   -------------
Operating income                                                  26,713,000      30,787,000

Interest and investment income                                       146,000          29,000

Interest expense                                                 (10,930,000)     (6,640,000)
                                                               -------------   -------------
Income before income taxes                                        15,929,000      24,176,000

Income tax provision                                              (3,740,000)    (10,155,000)
                                                               -------------   -------------
Net income                                                     $  12,189,000   $  14,021,000
                                                               =============   =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               -------------   -------------
Cash flows from operating activities:
 Net income                                                    $  23,538,000   $  29,679,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                   9,090,000       8,946,000
   Non-cash interest expense - amortization
    of deferred financing charges                                  1,604,000       1,206,000
   Non-cash interest (income) expense - change
    in fair market value of interest rate swap                    (2,590,000)         90,000
   Deferred income taxes                                           4,448,000      17,757,000
   Changes in assets and liabilities:
    Accounts receivable, net                                      (4,731,000)      1,080,000
    Inventory                                                     (7,093,000)     (2,254,000)
    Other current assets                                             629,000         (26,000)
    Accounts payable, interest payable and
     other current liabilities                                      (265,000)      5,060,000
    Postretirement benefit obligation other
     than pensions                                                 2,324,000               -
    Other long-term liabilities                                    6,230,000      (3,031,000)
                                                               -------------   -------------
 Net cash provided by operating
  activities                                                      33,184,000      58,507,000
                                                               -------------   -------------
Cash flows from investing activities:
 Capital expenditures                                             (2,384,000)     (1,842,000)
 Deferred charges                                                 (3,049,000)     (7,079,000)
                                                               -------------   -------------
 Net cash used in investing activities                            (5,433,000)     (8,921,000)
                                                               -------------   -------------
Cash flows from financing activities:
 Payments of senior revolving loan                                         -     (30,000,000)
 Payments of senior term loans                                             -     (51,625,000)
 Borrowings under senior revolving loan                                    -      34,000,000
                                                               -------------   -------------
 Net cash used in financing activities                                     -     (47,625,000)
                                                               -------------   -------------

 Net increase in cash and cash equivalents                        27,751,000       1,961,000
Cash and cash equivalents, beginning of
 period                                                           22,735,000       5,136,000
                                                               -------------   -------------
Cash and cash equivalents, end of period                       $  50,486,000   $   7,097,000
                                                               =============   =============
Supplemental cash flow information:
 Interest paid during period                                   $  23,323,000   $  14,042,000
                                                               =============   =============
 Income taxes paid during the period                           $   3,117,000   $   3,453,000
                                                               =============   =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K.

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

         There was no change in the carrying amount of goodwill during the three and nine months ended September 30, 2003. Goodwill at September 30, 2003 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135,683,000 and $31,328,000, respectively.

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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." "This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compenation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock based compensation. Effective January 1, 2002, the disclosure provisions of SFAS No. 148 have been adopted by the Company.

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

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. In 2003, the Company adopted the initial recognition and initial measurement provisions of FIN No. 45. The Company does not provide guarantees for performance of third parties, and therefore, there was no impact on the Company's consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       Receivables are summarized as follows:

                                                     September 30,    December 31,
                                                         2003            2002
                                                     -------------   -------------
Accounts receivable, principally
    from commercial customers                        $  35,544,000   $  36,027,000

Accounts receivable, on U. S
    Government and other long-term
    contracts                                            8,693,000       3,257,000

Allowances                                              (1,231,000)     (1,056,000)
                                                     -------------   -------------

                                                     $  43,006,000   $  38,228,000
                                                     =============   =============

4.       Inventory consists of the following:

                                                     September 30,    December 31,
                                                         2003            2002
                                                     -------------   -------------
Raw materials and work-in-process                    $  27,078,000   $  24,830,000

Finished goods                                          17,588,000      17,017,000

Inventoried costs related to U.S.
    Government and other long-term
    contracts                                            14,480,000      10,159,000
                                                      -------------   -------------

                                                      $  59,146,000   $  52,006,000
                                                      =============   =============

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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       Other current liabilities consist of the following:

                                                              September 30,    December 31,
                                                                  2003            2002
                                                              -------------   -------------
Accrued payroll costs                                         $  16,902,000   $  22,888,000
Accrued property taxes and other taxes                            2,472,000       3,665,000
Accrued costs on long-term contracts                              3,474,000       4,605,000
Accrued warranty costs                                           13,568,000      12,810,000
Customer credits                                                  5,319,000       5,128,000
Postretirement benefit obligation other
  than pensions                                                   3,000,000       3,000,000
Fair market value of interest rate swap                             988,000       3,715,000
Other                                                             5,360,000       6,125,000
                                                              -------------   -------------

                                                              $  51,083,000   $  61,936,000
                                                              =============   =============

6.       Income Taxes

         The Company's effective tax rate of 26.2% for the nine months ended September 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years' tax provision no longer needed. The Company's effective tax rate of 42.0% for the nine months ended September 30, 2002 differs from the statutory rate of 35% due to state, local and foreign income taxes.

         The Company's effective tax rate of 23.5% for the three months ended September 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years' tax provision no longer needed. The Company's effective tax rate of 42.0% for the three months ended September 30, 2002 differs from the statutory rate of 35% due to state, local and foreign income taxes.

7.       Contingencies

         There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse effect on the Company's consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       Comprehensive Income

                                                                    Three Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               -------------   -------------
Net income                                                     $  12,189,000   $  14,021,000
Other comprehensive income (loss):

    Cumulative translation adjustments                                55,000         (25,000)

    Amortization of transition adjustment
      included in interest expense                                    46,000          46,000
                                                               -------------   -------------

Comprehensive income                                           $  12,290,000   $  14,042,000
                                                               =============   =============

                                                                     Nine Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               -------------   -------------
Net income                                                     $  23,538,000   $  29,679,000

Other comprehensive income (loss):

    Cumulative translation adjustments                                94,000         (14,000)

    Amortization of transition adjustment
      included in interest expense                                   138,000         138,000
                                                               -------------   -------------

Comprehensive income                                           $  23,770,000   $  29,803,000
                                                               =============   =============

9.       Segments

         The following represents financial information about the Company's segments:

                                                                    Three Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               -------------   -------------
Sales:
    Aircraft Braking Systems                                   $  73,292,000   $  81,270,000
    Engineered Fabrics                                            14,529,000      11,940,000
                                                               -------------   -------------
                                                               $  87,821,000   $  93,210,000
                                                               =============   =============
Operating Profit:
    Aircraft Braking Systems                                   $  24,709,000   $  29,028,000
    Engineered Fabrics                                             2,004,000       1,759,000
                                                               -------------   -------------
      Operating income                                            26,713,000      30,787,000
    Interest expense, net                                        (10,784,000)     (6,611,000)
                                                               -------------   -------------
      Income before income taxes                               $  15,929,000   $  24,176,000
                                                               =============   =============

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               -------------   -------------
Sales:
    Aircraft Braking Systems                                   $ 208,010,000   $ 218,398,000
    Engineered Fabrics                                            39,832,000      33,581,000
                                                               -------------   -------------
                                                               $ 247,842,000   $ 251,979,000
                                                               =============   =============
Operating Profit:
    Aircraft Braking Systems                                   $  59,946,000   $  67,051,000
    Engineered Fabrics                                             4,439,000       3,579,000
                                                               -------------   -------------
          Operating income                                        64,385,000      70,630,000
    Interest expense, net                                        (32,491,000)    (19,456,000)
                                                               -------------   -------------
      Income before income taxes                               $  31,894,000   $  51,174,000
                                                               =============   =============

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               -------------   -------------
Total Assets:
    Aircraft Braking Systems                                   $ 373,134,000   $ 346,956,000
    Engineered Fabrics                                            70,359,000      60,034,000
    Deferred financing costs not
      allocated to segments                                        9,041,000      10,645,000
    Corporate assets                                               1,013,000       1,801,000
    Income taxes receivable
      not allocated to segments                                    2,277,000       2,609,000
                                                               -------------   -------------
                                                               $ 455,824,000   $ 422,045,000
                                                               =============   =============

10.      Subsequent Event

         On October 15, 2003, the Company redeemed $40 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2007, at a redemption price of 103.083% of the principal amount thereof. In connection therewith, the Company will take a charge to operating income of $1.6 million in the fourth quarter of 2003, for redemption premiums and the write-off of a portion of related unamortized financing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Results for the three and nine months ended September 30, 2003 continue to be adversely affected by the sluggish economy that reduced demand for air travel and financial difficulties that confronted commercial aircraft operators.

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

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that the long-term return on our pension plan assets was 9 1/2% in 2002. We reduced our expected long-term rate of return on pension plan assets for 2003 to 9% to reflect projected returns in the fixed income and equity markets.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and September 30, 2002

Our sales for the nine months ended September 30, 2003 totaled $247,842,000, reflecting a decrease of $4,137,000, compared with $251,979,000 for the same period in the prior year. This decrease was principally due to lower sales of wheels and brakes at Aircraft Braking Systems of $10,388,000. Partially offsetting this decrease was higher sales at Engineered Fabrics of $6,251,000, primarily for oil containment booms. Commercial sales at Aircraft Braking Systems decreased $3,454,000, primarily on the Boeing DC-9 and DC-10 programs, partially offset by higher sales on the Canadair CRJ-700, CRJ-100/200 and CRJ-900 programs. General aviation sales decreased $7,767,000, primarily on Israeli Aircraft Industries, Raytheon and Gulfstream aircraft. Military sales increased $883,000, primarily on the Lockheed Martin C-130 program.

Our operating income decreased by $6,245,000, to $64,385,000 or 26.0% of sales, for the nine months ended September 30, 2003, compared with $70,630,000 or 28.0% of sales for the same period in the prior year. Operating margins decreased at Aircraft Braking Systems to 28.8% during the nine months ended September 30, 2003, compared with 30.7% for the same period in the prior year. This decrease in margins at Aircraft Braking Systems was primarily due to higher program investments and the unfavorable overhead absorption effect relating to the lower sales, partially offset by a favorable mix of products sold. Operating margins at Engineered Fabrics remained level at 11.1%, as the favorable overhead absorption effect relating to the higher sales was partially offset by an unfavorable mix of products sold.

Our net interest expense increased by $13,035,000 for the nine months ended September 30, 2003, compared with the same period in the prior year. This increase was primarily due to higher interest relating to our issuance of $250.0 million of 9 5/8% senior subordinated notes in December 2002, which were not outstanding during the nine months ended September 30, 2002. These notes were issued in connection with the December 2002 recapitalization.

Our effective tax rate of 26.2% for the nine months ended September 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years' tax provision no longer needed. Our effective tax rate of 42.0% for the nine months ended September 30, 2002 differs from the statutory rate of 35% due to state, local and foreign income taxes. The decrease in the effective tax rate in 2003 over 2002 is primarily due to favorable tax benefits derived from export sales, lower state and local taxes and reversal of prior years' tax provision.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and September 30, 2002

Our sales for the three months ended September 30, 2003 totaled $87,821,000, reflecting a decrease of $5,389,000, compared with $93,210,000 for the same period in the prior year. This decrease was principally due to lower sales of wheels and brakes at Aircraft Braking Systems of $7,978,000. Partially offsetting this decrease was higher sales at Engineered Fabrics of $2,589,000, primarily for oil containment booms and iceguards on the V-22 and UH-60 programs. Commercial sales at Aircraft Braking Systems decreased $1,448,000, primarily on the Boeing DC-9 and MD-80 programs. General aviation sales decreased $1,937,000, primarily on Israel Aircraft Industries, Raytheon and Gulfstream aircraft. Military sales decreased $4,593,000, primarily on the Boeing B-1B program.

Our operating income decreased by $4,074,000, to $26,713,000 or 30.4% of sales, for the three months ended September 30, 2003, compared with $30,787,000 or 33.0% of sales for the same period in the prior year. Operating margins decreased at Aircraft Braking Systems to 33.7% during the three months ended September 30, 2003, compared with 35.7% for the same period in the prior year. This decrease was primarily due to higher program investments and the unfavorable overhead absorption effect relating to the lower sales, partially offset by a favorable mix of products sold. Operating margins at Engineered Fabrics decreased to 13.8% for the three months ended September 30, 2003, compared with 14.7% for the same period in the prior year. This decrease in margins at Engineered Fabrics was primarily due to an unfavorable mix of products sold, partially offset by the favorable overhead absorption effect relating to the higher sales.

Our net interest expense increased by $4,173,000 for the three months ended September 30, 2003, compared with the same period in the prior year. This increase was primarily due to higher interest relating to our issuance of $250.0 million of 9 5/8% senior subordinated notes in December 2002, which were not outstanding during the three months ended September 30, 2002. These notes were issued in connection with the December 2002 recapitalization.

Our effective tax rate of 23.5% for the three months ended September 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years' tax provision no longer needed. Our effective tax rate of 42.0% for the three months ended September 30, 2002 differs from the statutory rate of 35% due to state, local and foreign income taxes. The decrease in the effective rate in 2003 over 2002 is primarily due to favorable tax benefits derived from export sales, lower state and local taxes and reversal of prior years' tax provision.

Liquidity and Financial Position

Our cash and cash equivalents totaled $50.5 million at September 30, 2003, compared with $22.7 million at December 31, 2002. Our total debt was $435.0 million at September 30, 2003, and we had $28.1 million available to borrow under our $30.0 million revolving credit facility.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our credit facility.

On October 15, 2003, we redeemed $40 million aggregate principal amount of our 9 1/4% senior subordinated notes due 2007, at a redemption price of 103.083% of the principal amount thereof. In connection therewith, we will take a charge to operating income of $1.6 million in the fourth quarter of 2003, for redemption premiums and the write-off of a portion of related unamortized financing costs.

Cash Flows

Net cash provided by operating activities during the nine months ended September 30, 2003 amounted to $33,184,000 versus $58,507,000 for the same period in the prior year, a decrease of $25,323,000. Our cash flow from operating activities during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, decreased primarily due to higher interest payments after issuance of our 9 5/8% senior subordinated notes in December 2002, payments made in 2003 to the holders of our common stock options in connection with the December 2002 recapitalization and a higher inventory balance resulting from a softer demand during the third quarter for "make to stock" replacement parts.

Net cash used in investing activities during the nine months ended September 30, 2003 amounted to $5,433,000 versus $8,921,000 for the same period in the prior year, a decrease of $3,488,000. This decrease was primarily due to $3,049,000 of program participation payments made during the nine months ended September 30, 2003, compared with $7,079,000 made during the same period in the prior year.

There was no net cash used in financing activities during the nine months ended September 30, 2003 versus $47,625,000 of net cash used for the same period in the prior year. This decrease occurred because we made principal payments during the first nine months of 2002 on our prior bank credit facility that we repaid as part of the December 2002 recapitalization. We had no borrowings on our revolving credit facility during the nine months ended September 30, 2003.

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

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." "This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have an impact on our consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. In 2003, we adopted the initial recognition and initial measurement provisions of FIN No. 45. We do not provide guarantees for performance of third parties, and therefore, there was no impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have $435.0 million of total fixed rate debt outstanding at September 30, 2003. Borrowings under the credit facility bear interest that varies with LIBOR, for which no borrowings were outstanding at September 30, 2003.

As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement has a notional amount of $84.0 million and we are required to make payments for the difference between actual three month LIBOR and 5.95% on this amount. The interest rate swap agreement expires on December 17, 2003. The payments made under the swap agreement were $1,044,000 and $940,000 million during the three months ended September 30, 2003 and 2002, respectively, and $3,004,000 and $2,878,000 during the nine months ended September 30, 2003 and 2002, respectively. Payments are expected to be approximately $4,000,000 in 2003. Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no other derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

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

(b)      Reports on Form 8-K

         A report on Form 8-K dated July 31, 2003 was filed regarding the second quarter 2003 earnings.

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

Dated: November 14, 2003