Form 10-K
period 2003-12-31
K&F INDUSTRIES INC
filed 2004-03-29
CIK 851797

                                                                               .
                                                                               .
                                                                               .

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-29035

                             K & F INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      34-1614845
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

              600 THIRD AVENUE,                                    10016
                 NEW YORK, NY                                    (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b.2).  Yes [ ]     No [X]

     There is no trading market for the registrant's common stock and none of the registrant's common stock is held by non-affiliates of the registrant. As of March 1, 2004, there were 740,398 shares of common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             K & F INDUSTRIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities..................................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   17
Item 9A.  Controls and Procedures.....................................   17

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   18
Item 11.  Executive Compensation......................................   22
Item 12.  Security Ownership and Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   25
Item 13.  Certain Relationships and Related Transactions..............   27
Item 14.  Principal Accountant Fees and Services......................   28

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   29
Index to Exhibits.....................................................   29
Signatures............................................................   32

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the statements under , "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

                                     PART I

ITEM I.  BUSINESS

     We sell our products to a wide range of major airframe manufacturers, commercial airlines and replacement part distributors and to the United States and certain foreign governments. We are, through our wholly-owned subsidiary, Aircraft Braking Systems Corporation, or Aircraft Braking Systems, one of the world's leading manufacturers of aircraft wheels, brakes and brake control systems for commercial transport, military and general aviation aircraft. During the year ended December 31, 2003, approximately 84% of our total revenues were derived from sales made by Aircraft Braking Systems. In addition, we believe we are, through our wholly-owned subsidiary, Engineered Fabrics Corporation, or Engineered Fabrics, the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 80% of the worldwide general aviation and commercial transport markets and over 50% of the domestic military market for those products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics with storage, shipping, environmental and rescue applications for military and commercial uses. During the year ended December 31, 2003, approximately 16% of our total revenues were derived from sales made by Engineered Fabrics.

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

     We were incorporated in Delaware on March 13, 1989.

THE AIRCRAFT WHEEL AND BRAKE INDUSTRY

     Aircraft manufacturers are required to obtain regulatory airworthiness certification of their commercial aircraft by the FAA, by the United States Department of Defense in the case of military aircraft, or by similar agencies in most foreign countries. This process, which is both costly and time consuming, involves testing the entire airframe, including the wheels, brakes and brake control system, to demonstrate that the airframe in operation complies with relevant governmental requirements for safety and performance. Generally, replacement parts for a wheel and brake system which has been certified for use on an airframe may only be provided by the original manufacturer of such wheel and brake system. Since most modern aircraft have a useful life of 25 years or more and require replacement of certain components of the braking system at regular intervals (which for medium- and short-range commercial aircraft generally averages once or twice a year), sales of replacement parts are expected to provide a long and steady source of revenues for the manufacturer of the braking system.

     Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers, although in recent years, Aircraft Braking Systems has occasionally teamed with landing gear manufacturers to respond to requests for proposals for a complete or "dressed" landing gear system. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft and military manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In that case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Generally, where more than one supplier has been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on its aircraft. Competition among certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating performance characteristics of the wheel and brake systems. Once selected, airlines infrequently replace entire wheel and brake systems.

     In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies below cost in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through the sale of replacement parts. Recovery of original equipment investments and design costs for each airframe's wheels and brakes is contingent on a number of factors but occurs prior to the end of the useful life of the particular aircraft. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

     The following table illustrates the lifecycle of a typical commercial aircraft program.

                              PROGRAM LIFECYCLE STAGES
-------------------------------------------------------------------------------------
 STAGE OF
 LIFECYCLE      DURATION
 ---------      --------                          CHARACTERISTICS
DEVELOPMENT    2-4 years      - Time period up through certification
                              - Design and development
                              - No revenues generated
                              - Planes certified
GROWTH         8-15 years     - Planes delivered
                              - Investing in original equipment (cash outflows)
                              - Cash inflows from replacement parts
MATURE         10-20 years    - Most lucrative stage
                              - Full program fleet in flight, but program no longer
                              in production
                              - No program investments
                              - Cash inflows from replacement parts
DECLINE        10-15 years    - Planes in fleet gradually taken out of service

BUSINESS STRATEGY

     Commercial Transport. Aircraft Braking Systems has directed its efforts toward expanding its presence on high-cycle, medium- and short-range commercial aircraft. These aircraft typically make more frequent landings than long-range commercial aircraft and require more frequent replacement of wheels and brakes. As a result, we believe that Aircraft Braking Systems has become the largest supplier of wheel and brake parts for these planes, adding approximately 2,100 medium- and short-range commercial aircraft to the portfolio of aircraft using its products. We believe that this strategy has been successful, because more and more passengers are demanding non-stop service to the destination of their choice, with more frequent departure times. This increase in point-to-point service has resulted in fewer connecting flights but more frequent service from smaller, local airports. Following the events of September 11, 2001, major airlines became increasingly dependent on lower-cost regional aircraft, further accelerating point-to-point geographical coverage, even as the major airlines reduced capacity overall by grounding some planes and eliminating some flights.

     Military. We will continue to try to increase our leadership in the military sector. The 2004 U.S. defense budget for aircraft procurement is approximately $23.0 billion. This emphasis on defense spending is expected to benefit the fleet of more than 11,000 military aircraft already in Aircraft Braking Systems' portfolio through replenishment, upgrades and modernization activities and may lead to additional military program opportunities. In addition, Engineered Fabrics is expected to benefit from this renewed emphasis as more than 70% of its revenues for the year ended December 31, 2003 were attributable to U.S. military sales.

     General Aviation. We will continue to focus our efforts on high-end business and executive jet platforms within the general aviation sector. We expect further utilization of aircraft within this sector through the increased use of "fractional" ownership programs, which allow multiple parties to share in the ownership of an aircraft through such forms as memberships and limited partnerships. Business jet utilization should also benefit from the perception of greater safety, as well as the convenience of easier security checks. We believe that Aircraft Braking Systems already provides braking equipment for more than 50% of the business jets in the worldwide general aviation fleet.

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

     As of December 31, 2003, Aircraft Braking Systems' products were installed on over 27,000 commercial transport, military and general aviation aircraft. Current fleets of commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-27/28, Fokker F-50/60, Fairchild Dornier DO-228, Bombardier CRJ-100/200 and CRJ-700, Saab 340 and Saab 2000, for all of which Aircraft Braking Systems is the sole certified supplier. In addition, Aircraft Braking Systems is a supplier of spare parts for the dual-sourced MD-80 program.

     Aircraft Braking Systems' wheels and brakes have been selected for use on a number of high-cycle airframe designs including the Airbus A-320, A-321 and the MD-80 Series. Aircraft Braking Systems is also the sole certified supplier for the Boeing MD-90 and Bombardier's CRJ-100/200, CRJ-440, CRJ-700 and CRJ-900 regional jets. Since its introduction in late 1992, Bombardier has received firm orders for approximately 1,300 Canadair Regional Jets with approximately 1,000 aircraft currently in service. In addition, Aircraft Braking Systems is the sole certified supplier of wheels and carbon brakes for the Embraer 170, 175, 190 and 195 aircraft, a family of regional jets entering service in 2004.

     Some of the military platforms using wheels and brakes supplied by Aircraft Braking Systems are the F-14 and F-16 fighters, the B-1B bomber and the C-130 transport. We supply the wheels, brakes and brake control systems on the Korean Aerospace T-50 Trainer. In general aviation, we have been selected to supply the wheels and brakes for the new Dassault Falcon 7X business jet, and we supply wheels and brakes for such general aviation aircraft in production as the Raytheon Hawker 400XP, the Dassault Falcon 900EX EASy, the Gulfstream G100, G200 and G450 and the Learjet 60.

     Aircraft Braking Systems' brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize the braking force while also preventing the wheels from locking and skidding. Because of the sensitivity of brake control systems to variations in brake performance, our management believes that our total braking system integration capability gives Aircraft Braking Systems a competitive advantage over our two largest competitors, Honeywell's Aircraft Landing Systems Division and Goodrich Corporation. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

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

     Bladder fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, military and general aviation aircraft. During the year ended December 31, 2003, sales of fuel tanks accounted for approximately 72% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel, thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. Engineered Fabrics manufactures crash-resistant fuel tanks for helicopters and military aircraft that significantly reduce the potential for fires, leaks and spilled fuel following a crash. Engineered Fabrics is the only known domestic supplier of polyurethane fuel tanks for aircraft, which are substantially lighter and more flexible than their metal or nitrile counterparts, and are therefore cost-advantageous.

     Iceguards manufactured by Engineered Fabrics are heating systems made from layered composite materials that are applied on engine inlets, propellers, rotor blades and tail assemblies. Encapsulated in the material are heating elements which are connected to the electrical system of the aircraft and, when activated by the pilot, the system provides anti-icing protection when in flight.

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

     The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of our total sales:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Wheels and brakes...........................................   77%    80%    79%
Brake control systems.......................................    7%     7%     7%
Fuel tanks..................................................   12%    11%    11%
Other.......................................................    4%     2%     3%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

SALES AND CUSTOMERS

     We sell our products to more than 175 airlines, airframe manufacturers, governments and distributors across the commercial transport, military and general aviation sectors. Sales to the U.S. government represented approximately 26%, 26% and 21% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of our total revenues by respective market, as a percentage of total sales:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Commercial transport........................................   53%    53%    56%
Military (U.S. and foreign).................................   31%    30%    26%
General aviation............................................   16%    17%    18%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

     Commercial Transport. Customers for our products in the commercial transport market include a wide variety of airframe manufacturers, commercial airlines and replacement part distributors. Our products are used on a broad range of large commercial transports (100 seats or more), regional jets and other commuter aircraft (between 20 and 120 seats). Customers include Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swiss Airlines, Northwest Airlines, Continental Airlines, American Airlines, Saudi Arabian Airlines, Aeromexico, TAM Airlines, Asiana Airlines, China Eastern Airlines, Honeywell and Goodrich Corporation. We provide spare replacement parts to aircraft manufactured by the four largest commercial aircraft manufacturers: Boeing, Airbus, Bombardier and Embraer.

     Military. We believe we supply wheels, brakes and fuel tanks for more types of U.S. military aircraft than any competitor. We also supply the militaries of many foreign governments. Our products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the U.S. military aircraft using these products are the F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, C-130, C-130J, E-2E, EA6B, E3, E8, T-1A, and
T-2B. Some of the foreign military aircraft using these products include the F-2 (formerly the FS-X) in Japan, AIDC Indigenous Defensive Fighter, or IDF, in Taiwan, Westland Super Lynx in Great Britian, Saab JAS-39 in Sweden, Alenia C-27 and Augusta A129 in Italy, Casa C-212 in Spain, and the T-50 in South Korea. Substantially all of our military products are sold to the U.S. Department of Defense, foreign governments or to airframe manufacturers including Lockheed Martin, Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems we manufacture for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39, IDF and T-50 aircraft.

     General Aviation. We believe we are the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft (19 seats or less). This market includes personal, business and executive aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Bombardier, Cessna, Dassault and Israeli Aircraft Industries, and distributors, such as Aviall. We supply brake control systems to Gulfstream, Dassault and other aircraft manufacturers. General aviation aircraft using our wheels and brakes exclusively include the Raytheon Hawker 400XP and Hawker Horizon, the Lear series 20, 30, 50 and 60, the Gulfstream G-I, G-II, G-IIB, G-III and G-IV, the IAI 1123, 1124, 1125 Astra, Astra SPX and Galaxy, the Challenger CL600, CL601 and CL604, and the Dassault Falcon 10, 100, 20, 200, 50 and 50EX.

FOREIGN CUSTOMERS

     We supply products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to us. The following table shows our sales to both foreign and domestic customers:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Domestic sales..............................................   61%    59%    58%
Foreign sales...............................................   39%    41%    42%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     We employ scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields. At December 31, 2003, we employed approximately 130 engineers (of whom 19 held advanced degrees). Approximately 22 of those engineers (including 9 holding advanced degrees) devoted all or part of their efforts toward a variety of projects including refining carbon processing techniques to create more durable braking systems, upgrading existing braking systems to provide enhanced performance, and developing new technologies to improve our products.

     The costs incurred relating to independent research and development for the years ended December 31, 2003, 2002 and 2001 were $14.9 million, $14.6 million and $16.2 million, respectively.

PATENTS AND LICENSES

     We have a large number of patents related to the products of our subsidiaries. While in the aggregate our patents are of material importance to our business, we believe no single patent or group of patents is of material importance to our business as a whole.

COMPETITION

     We face substantial competition from a few suppliers in each of our product areas. Our principal competitors that supply wheels and brakes are Honeywell's Aircraft Landing Systems Division, Goodrich Corporation and Messier-Bugatti in France. All three competitors are larger and have greater financial resources than us. The principal competitors for brake control systems are the Hydro-Aire Division of Crane Co. and Messier-Bugatti. The principal competitors for fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur of France, both owned by Zodiac S.A., a French company.

BACKLOG

     Backlog at December 31, 2003 and 2002 amounted to approximately $130.6 million and $142.5 million, respectively. Backlog consists of firm orders for our products which have not been shipped. Approximately 86% of our total backlog at December 31, 2003 is expected to be shipped during the next twelve months, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of our products.

     Of our total backlog at December 31, 2003, approximately 40% was directly or indirectly for end use by the U.S. government, substantially all of which was for use by the Department of Defense. For certain risks associated with U.S. government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the years ended December 31, 2003, 2002 and 2001, approximately 26%, 26% and 21%, respectively, of our total sales were made to agencies of the U.S. government or to prime contractors or subcontractors of the U.S. government.

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

     Companies supplying defense-related equipment to the U.S. government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the U.S. government to unilaterally suspend us from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. government, changes in the U.S. government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the government for aircraft using products of the type manufactured by us, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or substantial cost overruns would have an adverse effect on our cash flow and results of operations.

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

PERSONNEL

     At December 31, 2003, we had 1,281 full-time employees, of which 722 were employed by Aircraft Braking Systems (325 hourly and 397 salaried employees) and 559 were employed by Engineered Fabrics (426 hourly and 133 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

     Aircraft Braking Systems' current four-year labor agreement will expire on June 30, 2006. The three-year term of the collective bargaining agreement at Engineered Fabrics expired on February 5, 2004, and the contract is the subject of on-going collective bargaining.

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

     Foreign Facilities. We occupy approximately 21,000 square feet of leased office and warehouse space in Slough, England, under a lease expiring in 2020. We also maintain a sales and service office in Toulouse, France.

     Akron Facility Arrangements. The manufacturing facilities owned by Aircraft Braking Systems are part of a larger complex owned by Lockheed Martin. Aircraft Braking Systems and Lockheed Martin have various occupancy and service agreements to provide for shared easements and services (including utility, sewer and steam). In addition to the 770,000 square feet owned by Aircraft Braking Systems, we lease approximately 433,000 square feet of space within the Lockheed Martin complex and are subject to annual occupancy payments to Lockheed Martin. During the years ended December 31, 2003, 2002 and 2001, Aircraft Braking Systems made occupancy payments to Lockheed Martin of $1.0 million, $0.9 million and $0.9 million, respectively. Certain access easements and agreements regarding water, sanitary sewer, storm sewer, gas, electricity and telecommunication are perpetual. In addition, Lockheed Martin and Aircraft Braking Systems equally control Valley Association Corporation, an Ohio corporation, which was formed to establish a single entity to deal with the City of Akron and utility companies concerning governmental and utility services which are furnished to Lockheed Martin's and Aircraft Braking Systems' facilities.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     There are various lawsuits and claims pending against us which are incidental to our business. Although the final results in those suits and proceedings cannot be predicted with certainty, in the opinion of our management, the ultimate liability, if any, will not have a material adverse effect on us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no trading market for our common stock. All of our common stock is owned or controlled by Bernard L. Schwartz, our Chairman and Chief Executive Officer, and by four limited partnerships of Lehman Brothers Holdings Inc. See
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III of this Annual Report on Form 10-K. In 2002, we paid a dividend to stockholders in connection with a recapitalization. Our ability to pay dividends in the future is restricted by, among other things, our current credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the related audited consolidated financial statements contained in this Annual Report on Form 10-K.

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2003        2002        2001       2000       1999
                                       ---------   ---------   --------   --------   ---------
                                                       (DOLLARS IN THOUSANDS)
Income Statement Data:
  Net sales..........................  $ 342,818   $ 348,649   $355,334   $375,890   $ 355,951
  Cost of sales......................    197,812     204,819    204,036    199,459     197,757
                                       ---------   ---------   --------   --------   ---------
  Gross margin.......................    145,006     143,830    151,298    176,431     158,194
  Independent research and
     development.....................     14,936      14,600     16,188     15,763      13,996
  Selling, general and administrative
     expenses(b).....................     30,499      40,238     30,273     37,666      33,245
  Amortization(c)....................      4,264       3,935      8,837      8,118       8,773
                                       ---------   ---------   --------   --------   ---------
  Operating income...................     95,307      85,057     96,000    114,884     102,180
  Interest expense, net(a)...........     44,186      26,194     32,569     35,993      40,396
                                       ---------   ---------   --------   --------   ---------
  Income before income taxes.........     51,121      58,863     63,431     78,891      61,784
  Income tax (provision) benefit.....    (10,488)    (16,730)   (27,447)   (14,906)     12,136
                                       ---------   ---------   --------   --------   ---------
  Net income(c)......................  $  40,633   $  42,133   $ 35,984   $ 63,985   $  73,920
                                       =========   =========   ========   ========   =========
Balance Sheet Data (at end of
  period):
  Working capital....................  $  50,077   $  35,547   $ 39,223   $ 45,695   $  76,622
  Total assets.......................    419,585     422,045    404,008    430,085     441,868
  Long-term debt (includes current
     maturities(a)(b)................    395,000     435,000    285,625    347,125     433,625
  Stockholders' deficiency(b)........   (186,971)   (227,656)   (58,253)   (78,006)   (141,734)
Other Data (for the period):
  Capital expenditures...............      5,468       4,084      5,057      9,845      10,413
  Depreciation and amortization(c)...     12,200      12,012     16,889     16,128      17,268

---------------

(a) On October 15, 2003, we redeemed $40.0 million of our 9 1/4% notes. In 2003, we took a $1.6 million charge to interest expense for the redemption premiums and the write-off of a portion of unamortized financing costs associated with the redemption.

(b) On December 20, 2002, we completed a recapitalization that included the issuance of $250 million of 9 5/8% Senior Subordinated Notes Due 2010. The net proceeds of the notes were used to pay a $200 million dividend to our stockholders, pay off our former credit facility, pay transaction fees of $8.5 million and pay $9.4 million to holders of our common stock options. As a result of this transaction, our stockholders' deficiency increased by $200 million for the dividend, we recorded a $9.4 million charge to selling, general and administrative expenses for the payment to the holders of common stock options and we capitalized $8.5 million for the transaction fees. See Note 7 to the consolidated financial statements contained in this Annual Report on Form 10-K.

(c) On January 1, 2002, we adopted SFAS No. 142. Assuming the adoption of SFAS No. 142 at the beginning of the periods presented, amortization would have decreased by $6.1 million for each of the three years in the period ended December 31, 2001. Net income would have increased to $39.4 million, $68.9 million and $77.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

GENERAL

     Aircraft Braking Systems generates more than 75% of its revenues through the sale of replacement parts for wheels and braking systems that are installed on over 27,000 commercial transport, military and general aviation aircraft. As is customary in the industry, we incur substantial expenditures to research, develop, design and supply original wheel and brake equipment to aircraft manufacturers at or below the cost of production. Research, development and design expenditures are charged to operations when incurred. Original wheel and brake equipment supplied to aircraft manufacturers at or below the cost of production, or program investments, are charged to operations when delivered to the aircraft manufacturers. Development participation costs, paid in connection with the award of wheels, brakes and brake control equipment on various commercial programs, are capitalized and amortized on a straight-line method over a period of 20 years. Since most modern aircraft have a useful life of 25 years or longer and require periodic replacement of certain components of the braking system, we typically recoup our initial investment in original equipment and generate profits from the sales of replacement parts over the life of the aircraft. We have invested and will continue to invest significant resources to have our products selected for use on new commercial airframes, focusing on high-cycle, medium- and short-range aircraft, and business jets.

     During the years ended December 31, 2003, 2002 and 2001, we spent an aggregate of approximately $53.3 million, $51.3 million and $54.1 million, respectively, for research, development, design, program investments, capital expenditures and development participation costs. These types of costs are somewhat discretionary in any given year and our levels of spending may increase or decrease as the business base dictates. In 2003, we achieved many design and development milestones as we moved closer to aircraft certification and initial rates of production on a number of our recent sole source wins: Embraer 170/175, 190/195, Dassault Falcon 7X, Falcon 900EX EASy, Raytheon Hawker Horizon, Sino Swearingen SJ-30 and the T-50 Military Trainer. In recent years, we were selected as the sole supplier of wheels and steel brakes for the Bombardier CRJ-100, CRJ-200 and CRJ-440 aircraft, the Fairchild Dornier DO-328 turboprop and the Alenia C27J; total braking system including wheels, steel brakes and brake control systems for the Bombardier CRJ-700 and 900 and the SJ-30 aircraft; total braking systems, including wheels, carbon brakes and brake control systems for the Dassault F-7X, Dassault 900EX EASy, Raytheon's Hawker Horizon and Hawker 450, and the T-50 Military Trainer; wheels and carbon brakes for the Embraer 170, 175, 190 and 195 aircraft; and one of three suppliers of wheels and carbon brakes on the Airbus A-320 and A-321 aircraft. Aircraft produced under most of these programs are in development or the early stages of their life cycles and represent significant future revenue opportunities for us. With these program wins, we expect a number of favorable things to occur in our business including:

     - sales of replacement parts increase in the aftermarket;

     - the number of airplanes using Aircraft Braking Systems' wheels and brakes increases, net of retired aircraft; and

     - the average age of the total fleet using Aircraft Braking Systems' products will be reduced.

     Our strategy has been to focus on the high cycle regional jet sector, where planes typically make over 2,000 landings per year. During the last 2 1/2 years, passenger traffic on regional jets has averaged over 20% growth, month over month, and has not shown signs of abating, while during the comparable period traffic has declined approximately 4% per year for the major United States airlines operating larger, longer range aircraft.

     Since 2001, the commercial and general aviation segments of the industry we serve, and our financial results, have been adversely affected by the sluggish economy and the events of September 11, 2001. We believe, however, that conditions have improved throughout the industry and that prospects for us are good in each of our commercial, general aviation and military market sectors. The growing number of regional jets in service should lead to increased business for us, as will new opportunities for original equipment and spare part sales in what has been a stagnant general aviation marketplace. We expect military spending for new aircraft and spare parts to continue at high levels.

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

     Our inventory reserve balances of $9.1 million, $9.6 million and $11.8 million as of December 31, 2003, 2002 and 2001, respectively, represent 15.4%, 15.6% and 16.3% of our gross inventory balances for each period. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments and we do not anticipate any changes to our policy in the near term.

     Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2003, 2002 and 2001 resulting from our evaluations.

     Warranty. Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued. As of December 31, 2003, 2002 and 2001, our warranty liability was $13.9 million, $15.2 million and $13.7 million, respectively.

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

     The discount rate enables us to state expected future cash flows at a present value on the measurement date. The rate represents the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our current year pension expense by approximately $0.6 million. We used a 6 3/4% discount rate to determine the 2003 expense and will use a 6 1/4% discount rate for 2004 to reflect market interest rate conditions.

     To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A 50 basis point decrease in the expected annual return on assets would increase our current year pension expense by approximately $0.5 million. We assumed that the long-term returns on our pension plan assets was 9.0% in 2003 and will remain at 9.0% for 2004 to reflect projected returns in the fixed income and equity markets.

     The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate range used to calculate the 2003 postretirement expense was 11% in 2003 trending down to 4.5% for 2010. A 1% increase in the assumed health care cost trend rate would increase 2003 postretirement benefit costs and the benefit obligation by approximately $1.3 million and $13.4 million, respectively.

RESULTS OF OPERATIONS

  COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     Our sales for the year ended December 31, 2003 totaled $342.8 million, reflecting a decrease of $5.8 million, or 1.7%, compared with $348.6 million for the same period in the prior year. This decrease was due to lower sales at Aircraft Braking Systems of $13.9 million, partially offset by higher sales at Engineered Fabrics of $8.1 million

     Commercial sales at Aircraft Braking Systems decreased $6.0 million, primarily due to lower sales of wheels and brakes on the Boeing DC-9 and DC-10 and the Airbus A-321 programs, partially offset by higher sales on the Canadair CRJ-100/200, CRJ-700 and CRJ-900 programs. General aviation sales decreased $5.3 million, primarily on Israeli Aircraft Industries and Raytheon aircraft. Military sales decreased $2.6 million primarily on the Boeing B-1B, the Northrop Grumman F-14 and the Fairchild Republic A-10 programs, partially offset by higher sales on the Lockheed Martin C-130 program.

     Sales at Engineered Fabrics increased primarily due to higher sales of oil containment booms, fuel tanks for the Northrop Grumman F-18, the Sikorsky Blackhawk, SH3A and SH3D programs, and iceguards on the Sikorsky UH-60 program.

     Our gross margin for the year ended December 31, 2003 was 42.3%, compared with 41.3% for the same period in the prior year. Aircraft Braking Systems' gross income was $132.8 million, or 46.2% of sales for the year ended December 31, 2003, compared with $135.2 million, or 44.9% of sales for the same period in the prior year. Engineered Fabrics' gross income was $12.2 million, or 22.1% of sales for the year ended December 31, 2003, compared with $8.6 million, or 18.3% for the same period in the prior year.

     Aircraft Braking Systems' gross margin increased primarily due to a favorable mix of products sold and lower warranty costs, partially offset by higher program investments and the unfavorable overhead absorption effect relating to lower sales. Engineered Fabrics' gross margin increased primarily due to a favorable overhead absorption effect relating to the higher sales.

     Independent research and development costs were $14.9 million for the year ended December 31, 2003, compared with $14.6 million for the same period in the prior year. This increase was primarily due to higher costs associated with the Dassault Falcon 7X program, partially offset by lower costs on the Gulfstream G450 program.

     Selling, general and administrative expenses were $30.5 million for the year ended December 31, 2003, compared with $40.2 million for the same period in the prior year. This decrease was primarily due to a $9.4 million charge incurred in 2002, relating to payments made to holders of our common stock options in connection with the recapitalization described below under "Liquidity and Financial Conditions."

     Our net interest expense was $44.2 million for the year ended December 31, 2003, compared with $26.2 million for the same period in the prior year. This increase was primarily due to higher interest relating to our issuance of $250.0 million of 9 5/8% Senior Subordinated Notes in December 2002, in connection with the recapitalization described below under "Liquidity and Financial Condition" and a $1.6 million charge taken in 2003, for redemption premiums and the write-off of a portion of unamortized financing costs, associated with the early redemption of $40.0 million of our 9 1/4% notes on October 15, 2003.

     Our effective tax rate of 20.5% for the year ended December 31, 2003 differs from the statutory rate of 35% due to reversal of prior years tax reserve no longer needed, utilization of state net operating losses, tax benefits derived from foreign sales, available tax credits and a favorable foreign tax rate. The effective tax rate of 28.4% for the year ended December 31, 2002 differs from the statutory rate of 35% due to utilization of state net operating losses, tax benefits derived from foreign sales and available tax credits.

  COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Our sales for the year ended December 31, 2002 totaled $348.6 million, a decrease of $6.7 million, or 1.9%, compared with $355.3 million for the same period in the prior year. This decrease was principally due to lower sales of wheels and brakes for commercial transport aircraft of $14.1 million, primarily on the Fokker F100, DC-9, Fokker F27/28, CRJ-700 and DC-10 programs. General aviation sales decreased $5.2 million due to lower sales of wheels, brakes and fuel tanks on Gulfstream and Raytheon aircraft. Military sales increased $12.6 million primarily due to higher sales of wheels and brakes of $15.0 million on the B-1B, F-4, A-10 and F-14 programs, partially offset by lower sales of helicopter cabin interiors on various Sikorsky aircraft.

     Our gross margin for the year ended December 31, 2002 was 41.3%, compared with 42.6% for the same period in the prior year. This decrease was primarily due to the unfavorable overhead absorption effect relating to the lower sales and higher program investments.

     Independent research and development costs were $14.6 million for the year ended December 31, 2002, compared with $16.2 million for the same period in the prior year. This decrease was primarily due to lower costs associated with the Dassault Falcon 900 and JAS-39 programs.

     Selling, general and administrative expenses were $40.2 million for the year ended December 31, 2002, compared with $30.3 million for the same period in the prior year. This increase was primarily due to a $9.4 million charge relating to payments made to holders of our common stock options in connection with the recapitalization described below under "Liquidity and Financial Condition."

     Amortization expense was $3.9 million for the year ended December 31, 2002, compared with $8.8 million for the same period in the prior year. This decrease was primarily due to the elimination of $6.1 million of goodwill amortization during the year ended December 31, 2002 in accordance with SFAS No. 142, partially offset by higher amortization of intangible assets and deferred charges.

     Our net interest expense was $26.2 million for the year ended December 31, 2002 compared with $32.6 million for the same period in the prior year. This decrease was primarily due to lower non-cash interest expense of $4.3 million (non-cash interest income of $0.4 million during the year ended December 31, 2002 compared with non-cash interest expense of $3.9 million for the same period in the prior year) relating to the change in market value of our interest rate swap in accordance with SFAS No. 133. Net interest expense also decreased due to a lower average debt balance.

     Our effective tax rate of 28.4% for the year ended December 31, 2002 differs from the statutory rate of 35% due to utilization of state net operating losses, tax benefits derived from foreign sales and available tax credits. The effective tax rate of 43.3% for year ended December 31, 2001 differs from the statutory rate of 35% due to foreign, state and local taxes partially offset by tax benefits derived from foreign sales.

LIQUIDITY AND FINANCIAL CONDITION

     Our cash and cash equivalents totaled $24.5 million at December 31, 2003, compared with $22.7 million at December 31, 2002. Our total debt, consisting of our 9 5/8% notes and our 9 1/4% notes, was $395.0 million at December 31, 2003, compared with $435.0 million at December 31, 2002. The reason for the decrease in the debt balance is due to the prepayment of $40.0 million of our 9 1/4% notes on October 15, 2003.

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

     Our credit facility provides for revolving loans not to exceed $30.0 million, with up to $10.0 million available for letters of credit. At December 31, 2003, we had outstanding letters of credit of $2.0 million and $28.0 million available to borrow under the credit facility. The credit facility commitment terminates on June 30, 2007. The credit facility is secured by substantially all of our assets, including the stock of our subsidiaries.

     The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at December 31, 2003.

     The following represents our contractual commitments consisting of our scheduled debt maturities, scheduled interest payments, letters of credit, purchase commitments, non-cancelable operating lease commitments and payments required under the advisory agreement with Bernard L. Schwartz, subsequent to December 31, 2003:

                       SCHEDULED    SCHEDULED                                OPERATING
YEAR ENDING               DEBT      INTEREST    LETTERS OF     PURCHASE        LEASE      ADVISORY
DECEMBER 31,           MATURITIES   PAYMENTS      CREDIT     COMMITMENTS*   COMMITMENTS   AGREEMENT   TOTAL
------------           ----------   ---------   ----------   ------------   -----------   ---------   -----
                                                      (DOLLARS IN MILLIONS)
2004.................    $   --       $37.6        $ --         $18.7          $4.7        $  2.4     $63.4
2005.................        --        37.6          --           0.3           4.3           2.4      44.6
2006.................        --        37.6          --            --           2.9           2.4      42.9
2007.................     145.0        37.6         2.0            --           2.6           2.4     189.6
2008.................        --        24.1          --            --           1.5           2.4      28.0
Thereafter...........     250.0        48.1          --            --           4.2           2.4**   304.7

---------------

 * Represents the value of purchase orders placed with vendors for materials and equipment.

** Represents one annual payment under the advisory agreement which has an indefinite term.

     Our funding policy is to contribute cash to our pension plans so the minimum required under the Employee Retirement Income Security Act of 1974 is met. Based on this requirement, we made no contributions to the pension plans in 2003 and expect to make none in 2004. Our minimum pension liability was $26.9 million and $19.8 million at December 31, 2003 and 2002, respectively. We made approximately $3.6 million in contributions to our postretirement health care and life insurance benefit plans in 2003 and expect to contribute approximately $4.0 million in 2004.

     In 2003, we paid $6.6 million in federal and state income taxes. In 2004, we anticipate the amount to increase by approximately $6.0 million as our alternate minimum tax credits have been fully utilized.

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

CASH FLOW

     During the year ended December 31, 2003, net cash provided by operating activities amounted to $52.7 million, compared with $90.4 million for the same period in the prior year, a decrease of $37.7 million. Our cash flow from operating activities decreased from the prior year due to higher interest payments of $22.3 million, relating to the issuance of $250.0 million of our 9 5/8% notes in December 2002, payments made in 2003 to the holders of our common stock options in connection with the 2002 recapitalization, decreased reductions in inventory and an increase in accounts receivable due to the timing of sales in the later part of the fourth quarter of 2003. This was partially offset by a decrease in the amount required to fund the pension plan in 2003 versus 2002. During the year ended December 31, 2002, net cash provided by operating activities amounted to $90.4 million, compared with $77.5 million for the same period in the prior year, an increase of $12.9 million. Our cash flow from operating activities in 2002 increased from 2001 due to higher operating profitability, greater reductions in accounts receivable and inventory due to improved asset management, partially offset by an increase in funding for our pension plans.

     During the year ended December 31, 2003, net cash used in investing activities amounted to $11.0 million due to $5.5 million of capital expenditures and $5.5 million of program participation costs. During the year ended December 31, 2002, net cash used in investing activities amounted to $13.7 million due to $4.1 million of capital expenditures and $9.6 million of program participation costs. During the year ended December 31, 2001, net cash used in investing activities amounted to $17.3 million due to $5.1 million of capital expenditures, $11.7 million of program participation payments and $0.5 million for costs relating to intangible assets. Capital spending for the year ending December 31, 2004 is expected to be approximately $6.0 million.

     During the year ended December 31, 2003, net cash used in financing activities amounted to $40.0 million due to the prepayment of $40.0 million of our 9 1/4% notes. During the year ended December 31, 2002, net cash used in financing activities amounted to $59.1 million due to the payment of a $200.0 million dividend to the holders of our common stock, the repayment of indebtedness of $100.6 million and transaction fees of $8.5 million in connection with our issuance of our 9 5/8% notes, partially offset by proceeds of

$250.0 million from our sale of the 9 5/8% notes. During the year ended December 31, 2001, net cash used in financing activities amounted to $61.5 million, due to the repayment of indebtedness.

ACCOUNTING CHANGES AND PRONOUNCEMENTS

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act. The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board, or the FASB, issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. In accordance with FASB Staff Position No. 106-1, we are electing to defer recognition of any potential savings on the calculation of our accumulated postretirement benefit obligation or net periodic benefit cost as a result of the Act until specific authoritative guidance on the accounting of the Federal subsidy is issued. Therefore, these financial statements and accompanying notes do not reflect the effects of the Act on the plan.

     During the three years ended December 31, 2003, we implemented, as required, a number of new accounting pronouncements, none of which had a material impact on our consolidated financial statements, except as follows:

     In December 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 132 (Revised), or SFAS No. 132-R, "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of this standard did not have a material effect on our consolidated financial position, results of operations or cash flows. (See Note 11 to the Consolidated Financial Statements).

     Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this standard decreased income before taxes by $1.6 million during 2003. This represents the premium paid and the write-off of a portion of unamortized financing costs related to the early redemption of $40.0 million of our 9 1/4% notes. This premium and write-off would have been recorded as an extraordinary charge prior to adoption of this standard.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

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

     As a requirement of a previous credit facility, we entered into an interest rate swap agreement in 1997 to reduce the impact of potential increases in interest rates on the credit facility. This interest rate swap agreement was our only financial instrument that was required to be accounted for at fair value in accordance with SFAS No. 133. On December 17, 2003, the interest rate swap agreement expired.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $0.9 million ($0.6 million after tax) during the year ended December 31, 2001, related to the derivative designated in a cash flow-type hedge prior to adopting SFAS No. 133. This amount was amortized into interest expense over three years, which was the remaining life of the interest rate swap agreement at January 1, 2001. During the years ended December 31, 2003, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash interest income of $3.5 million and $0.4 million, and non-cash interest expense of $3.9 million, respectively. These amounts were recorded in interest expense as this derivative was not designated as a hedging instrument. We do not utilize derivatives for speculative purposes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have $395.0 million of total fixed rate debt outstanding at December 31, 2003. Borrowings under the credit facility bear interest that varies with LIBOR.

     As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. The interest rate swap agreement expired on December 17, 2003. The payments made under the swap agreement were $4.0 million and $3.8 million in 2003 and 2002, respectively. Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no other derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements, together with the auditors' reports thereon, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and other of our officers involved in finance, accounting, treasury and tax matters. This Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

     All of our shareholders are represented on our Board of Directors. The matters that would be addressed by an audit committee are subject to the review and action of our full Board of Directors. Because we do not have an audit committee, we have not determined whether or not any member of the Board of Directors would be considered an "audit committee financial expert"as defined under Item 401(b) of Regulation S-K.

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

NAME                             AGE                 POSITION(S)                 DIRECTOR SINCE
----                             ---                 -----------                 --------------
Bernard L. Schwartz*             78    Chairman of the Board and Chief                1989
                                       Executive Officer
David J. Brand**                 42    Director                                       1997
Herbert R. Brinberg*             78    Director                                       1989
Robert B. Hodes*                 78    Director                                       1997
Ronald H. Kisner*                55    Director and Secretary                         1989
John R. Paddock*                 50    Director                                       1989
A. Robert Towbin***              68    Director                                       1989
Alan H. Washkowitz**             63    Director                                       1989
Donald E. Fogelsanger            78    Vice Chairman
Kenneth M. Schwartz              52    President and Chief Operating Officer
Dirkson R. Charles               40    Chief Financial Officer

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

     Mr. Brand is a Managing Director of Lehman Brothers and a senior principal in the Global Mergers & Acquisitions Group. Since 1995, Mr. Brand has led Lehman Brothers' Technology Mergers and Acquisitions business. Mr. Brand joined Lehman Brothers in 1987 and has been responsible for merger and corporate finance advisory services for many of Lehman Brothers' technology and defense industry clients.

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

     Mr. Hodes is Counsel to the law firm of Willkie Farr & Gallagher with which he has been associated since 1949. He is a Director of Loral Space & Communications Ltd. and Mueller Industries, Inc.

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

     Mr. Washkowitz is a Managing Director of Lehman Brothers and is responsible for the oversight of Merchant Banking Fund II and its affiliated investment vehicles, as well as their predecessor, Merchant Banking Fund I. He has served on the Investment Committee for 15 years, and he is also a member of Lehman Brothers' Commitment Committee and Fairness Opinion Committee. Mr. Washkowitz joined Kuhn Loeb & Co. in 1968. He became a general partner of Lehman Brothers in 1977 when Kuhn Loeb was acquired and a Managing Director of Lehman Brothers in 1978. Prior to joining the Merchant Banking Group in 1988, Mr. Washkowitz headed the Financial Restructuring Group, which advised distressed companies and their creditors on a wide range of business and financial issues. Mr. Washkowitz is a Director of L-3 Communications Corporation, Peabody Energy Corporation and C.P. Kelco.

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

AIRCRAFT BRAKING SYSTEMS CORPORATION

NAME                                           AGE                POSITION
----                                           ---                --------
Frank P. Crampton............................  60    Senior Vice President -- Marketing
Richard W. Johnson...........................  60    Senior Vice President -- Finance
                                                     and Administration
James J. Williams............................  48    Senior Vice President -- Operations

ENGINEERED FABRICS CORPORATION

NAME                                           AGE                POSITION
----                                           ---                --------
John A. Skubina..............................  47    President
Richard P. Arsenault.........................  46    Vice President -- Finance
Terry L. Lindsey.............................  59    Vice President -- Marketing
Anthony G. McCann............................  44    Vice President -- Operations
Dan C. Sydow.................................  67    Vice President -- Engineering

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

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the years ended December 31, 2003, 2002 and 2001, for the chief executive officer and each of the other four most highly compensated executive officers.

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                        -----------------   ALL OTHER
                                             ANNUAL COMPENSATION        OPTIONS    LTIP      COMPEN-
                                           ------------------------     GRANTED   PAYOUTS   SATION(A)
NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)     BONUS ($)       (#)       ($)        ($)
---------------------------         ----   ----------     ---------     -------   -------   ---------
Bernard L. Schwartz
  Chairman of the Board and
     Chief........................  2003   2,175,372(b)   2,732,800         --        --         --
  Executive Officer of............  2002   1,920,000(b)   4,839,700         --        --         --
  K & F Industries, Inc...........  2001   2,060,259(b)   5,483,700         --        --         --
Kenneth M. Schwartz...............  2003     553,746(b)     964,136      1,400    54,000     14,257
  President and Chief Operating...  2002     535,000(b)   1,950,000(c)   5,000    74,000     13,918
  Officer of K & F Industries,
     Inc..........................  2001     485,000(b)     120,000         --    60,000     12,518
Dirkson R. Charles................  2003     236,946        387,000        650    40,667      9,996
  Chief Financial Officer of......  2002     230,000        895,000(c)   1,000    55,666      9,396
  K & F Industries, Inc...........  2001     200,000         63,000         --    46,333      8,916
Ronald H. Kisner..................  2003     213,152        310,000        450    37,000     13,656
  Director and Secretary of.......  2002     207,000        689,000(c)      --    50,333     13,656
  K & F Industries, Inc...........  2001     180,000         54,000         --    41,667     12,576
Frank P. Crampton.................  2003     207,838        210,000        350    28,000     19,219
  Senior Vice
     President -- Marketing.......  2002     200,192        483,500(c)      --    39,000     18,483
  of Aircraft Braking Systems.....  2001     180,000         48,750         --    33,667     17,721

---------------

(a) Includes the following: (i) Our contributions to individual 401(k) plan accounts for the years ended December 31, 2003, 2002 and 2001, respectively: Mr. K. Schwartz -- $7,200, $7,200 and $6,120; Mr.
     Charles -- $7,200, $6,600 and $6,120; Mr. Kisner -- $7,200, $7,200 and
     $6,120; and Mr. Crampton -- $7,200, $6,882 and $6,120; (ii) the
     compensation element of supplemental life insurance programs for the years ended December 31, 2003, 2002 and 2001, respectively: Mr. K.
     Schwartz -- $7,057, $6,718 and $6,398; Mr. Charles -- $2,796, $2,796 and
     $2,796; Mr. Kisner  -- $6,456, $6,456 and $6,456; and Mr.
     Crampton -- $12,019, $11,601 and $11,601.

(b) Paid pursuant to an Advisory Agreement with Mr. Bernard L. Schwartz, which provides for the payment of an aggregate of $200,000 per month of compensation to Mr. B. Schwartz and persons or expenses designated by him. Mr. B. Schwartz designated that $150,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for each of the three years in the period ended December 31, 2003.

(c) Includes payments made as a holder of common stock options in connection with the recapitalization, of: $1,725,000 for Mr. K. Schwartz; $780,000 for Mr. Charles; $585,000 for Mr. Kisner; and $420,000 for Mr. Crampton.

                       OPTION GRANTS IN LAST FISCAL YEAR

     We granted non-qualified stock options during the year ended December 31, 2003 to the executive officers named below. The options granted in 2003 become exercisable in three equal installments on the first, second and third anniversaries of the date of grant, and remain exercisable until 10 years from the date of the grant. None of our stock is publicly traded.

                                                                                     POTENTIAL REALIZABLE
                                             INDIVIDUAL GRANTS                         VALUE AT ASSUMED
                          --------------------------------------------------------      ANNUAL RATES OF
                           NUMBER OF                                                      STOCK PRICE
                          SECURITIES      % OF TOTAL                                   APPRECIATION FOR
                          UNDERLYING    OPTIONS GRANTED   EXERCISE OR                     OPTION TERM
                            OPTIONS     TO EMPLOYEES IN   BASE PRICE    EXPIRATION   ---------------------
NAME                      GRANTED (#)   FISCAL YEAR (%)     ($/SH)         DATE       5% ($)     10% ($)
----                      -----------   ---------------   -----------   ----------   --------   ----------
Kenneth M. Schwartz.....     1,400           12.8           475.00       03/25/13    418,215    1,059,839
Dirkson R. Charles......       650            5.9           475.00       03/25/13    194,171      492,068
Ronald H. Kisner........       450            4.1           475.00       03/25/13    134,426      340,662
Frank P. Crampton.......       350            3.2           475.00       03/25/13    104,554      264,960

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                        YEAR AND YEAR-END OPTION VALUES

     The following sets forth information concerning the exercise of stock options during the year ended December 31, 2003 and the value of unexercised stock options at year-end. Our stock is not publicly traded.

                                                                     NUMBER OF          VALUE OF
                                                                    UNEXERCISED        UNEXERCISED
                                                                     SECURITIES       IN-THE-MONEY
                                                                 UNDERLYING OPTIONS    OPTIONS AT
                                                                   AT FY-END (#)       FY-END ($)
                                                                 ------------------   -------------
                             SHARES ACQUIRED ON      VALUE          EXERCISABLE/      EXERCISABLE/
NAME                            EXERCISE (#)      REALIZED ($)     UNEXERCISABLE      UNEXERCISABLE
----                         ------------------   ------------   ------------------   -------------
Bernard L. Schwartz........          0                 0                    0/0            0/0
Kenneth M. Schwartz........          0                 0            8,167/4,733            0/0
Dirkson R. Charles.........          0                 0            4,533/1,317            0/0
Ronald H. Kisner...........          0                 0              3,900/450            0/0
Frank P. Crampton..........          0                 0              2,725/425            0/0

LONG-TERM INCENTIVE PLAN AWARDS

     Under our long-term incentive plan (designed to provide an incentive to encourage attainment of our objectives and retain and attract key executives), a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless we achieve at least a 5% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. No awards were earned during the year ended December 31, 2003.

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

     Effective January 1, 1990, the Plan was amended for our eligible employees and those of Aircraft Braking Systems to provide an annual benefit equal to (1) the accrued benefit described above as of December 31, 1989, plus (2) a non-contributory benefit for each year of credited service after January 1, 1990 of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (3) for each year of contributory service on and after January 1, 1990, a contributory benefit of (i) for 14 years of contributory service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of contributory service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (3) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has
(a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under our Retirement Plan are subject to a statutory ceiling of $165,000 per participant. Participants are fully vested in their accrued benefits under our Retirement Plan after five years of credited service with us.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in our Retirement Plan and the supplemental plan are: $569,000 for Mr. B. Schwartz; $374,000 for Mr. K. Schwartz; $266,000 for Mr. Charles; $123,000 for Mr. Kisner; and $157,000 for Mr. Crampton. The retirement benefits have been computed on the assumption that (1) employment will be continued until normal retirement at age 65 or current age if greater; (2) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (3) participation in the contributory portion of the plan will continue at current levels. We have a similar plan at Engineered Fabrics.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan for Salaried Employees.

COMPENSATION OF DIRECTORS

     The Board of Directors held six meetings during the year ended December 31, 2003. Members of the Board of Directors are entitled to receive a director's fee of $12,000 per year. Messrs. B. Schwartz, Brand, Kisner and Washkowitz did not receive director's fees during the year ended December 31, 2003. All directors are reimbursed for reasonable out-of-pocket expenses incurred in that capacity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following sets forth information about compensation plans under which equity securities are authorized for issuance as of December 31, 2003.

                                                                                        (C)
                                                                               NUMBER OF SECURITIES
                                    (A)                       (B)             REMAINING AVAILABLE FOR
                         NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                          ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                            OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS      (EXCLUDING SECURITIES
PLAN CATEGORY               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------            --------------------------   --------------------   -------------------------
Equity compensation
  plans approved by
  security holders:....            71,300                   $237.98                    9,750
Equity compensation
  plans not approved by
  security holders:....                --                        --                       --
                                   ------                   -------                    -----
Total..................            71,300                   $237.98                    9,750
                                   ======                   =======                    =====

     The following table sets forth the ownership of our capital stock as of December 31, 2003.

                                                                               PERCENTAGE
                                                       NUMBER OF SHARES       OWNERSHIP OF
                                                       OF COMMON STOCK**     CAPITAL STOCK
                                                       -----------------   ------------------
Bernard L. Schwartz..................................       365,199***            49.30%***
Robert B. Hodes......................................         5,000***              .70***
*Lehman Brothers Merchant Banking Portfolio
  Partnership L.P.(a)................................       180,228               24.34
*Lehman Brothers Offshore Investment Partnership
  L.P.(b)............................................        48,880                6.60
*Lehman Brothers Offshore Investment
  Partnership -- Japan L.P.(b).......................        18,591                2.51
*Lehman Brothers Capital Partners II, L.P.(c)........       122,500               16.55
                                                            -------              ------
                                                            740,398              100.00%
                                                            =======              ======

---------------

  * Collectively referred to as the "Lehman Investors."

 ** The executive officers named in Item 11 hold options covering 19,325 shares, and executive officers and directors as a group hold options covering 31,275 shares, which may be acquired within 60 days pursuant to the exercise of the options.

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

STOCKHOLDERS AGREEMENT

     Bernard L. Schwartz and the Lehman Investors have a Stockholders Agreement dated as of October 15, 1997. The Stockholders Agreement contains certain restrictions with respect to the transferability of our capital stock, subject to certain exceptions. The Stockholders Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders Agreement will terminate at the time when more than 75% of the shares of common stock and shares of common stock issuable upon the exercise of options or rights to acquire common stock or upon conversion of convertible securities then outstanding have been sold pursuant to one or more public offerings, except that the registration rights contained therein (as described below) continue as to any common stock held by the Stockholders as long as they own their shares and the voting provisions contained therein terminate on October 15, 2007.

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

     Notwithstanding other restrictions, the Lehman Investors have the right to transfer capital stock to a third party, subject to specified conditions. The put-sale rights of the Lehman Investors described above and the rights of the Lehman Investors to designate 50% of the members of the Board of Directors upon the death, retirement, resignation or disability of Mr. B. Schwartz will terminate upon any transfer by the Lehman Investors of their capital stock.

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

     We have a bonus plan pursuant to which our Board of Directors awards bonuses to Mr. B. Schwartz ranging from 5% to 10% of earnings in excess of $50.0 million before interest, taxes and amortization. Bonuses earned under this plan were $2.7 million, $4.8 million and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     We reimburse Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. We believe this arrangement is as favorable to us as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Pursuant to a financial advisory agreement, Lehman Brothers has agreed to act as our exclusive financial adviser and we have agreed to pay Lehman Brothers customary fees for services when rendered. During the year ended December 31, 2002, we paid Lehman Brothers $6.3 million for underwriting discounts and commission in connection with the issuance of our 9 5/8% notes. During the years ended December 31, 2003 and 2001, no amounts were paid under this agreement. The agreement may be terminated by us or Lehman Brothers upon certain conditions. Certain merchant banking partnerships affiliated with Lehman Brothers own 50% of our outstanding capital stock and are entitled to elect three directors (in addition to one independent director jointly designated by Mr. B. Schwartz and the certain merchant banking partnerships affiliated with Lehman Brothers) to our Board of Directors. The certain merchant banking partnerships affiliated with Lehman Brothers have the benefit of certain additional rights under the Stockholders Agreement and our By-laws.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the aggregate fees to Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports and for other services rendered during the years ended December 31, 2003 and 2002 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services:

                                                                2003       2002
                                                              --------   --------
Audit Fees..................................................  $419,152   $470,938
Audit Related Fees..........................................    60,600     30,500
Tax Fees....................................................    96,000    102,400
                                                              --------   --------
Total.......................................................  $575,752   $603,838
                                                              ========   ========

     Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

     Audit Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". These services include employee benefit plan audits, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

     Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance preparation consists of fees billed for professional services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Board of Directors pre-approves all audit and permissible non-audit services provided by Deloitte & Touche LLP. These services may include audit services, audit-related services, tax services and other services. Management negotiates the annual audit fee directly with the Company's independent auditors, which is then reviewed for approval by the Board of Directors. The Board of Directors has also established pre-approved services for which the Company's management can engage the Company's independent auditors. Any work in addition to these pre-approved services requires the advance approval of the Board of Directors. All fees were approved by the Board of Directors for fiscal 2003.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements:

                                                               PAGE
                                                               ----
 K & F Industries, Inc. -- Consolidated Financial Statements:
   Independent Auditors' Report..............................
                                                               F-1
   Consolidated Balance Sheets as of December 31, 2003 and
      2002...................................................
                                                               F-2
   Consolidated Statements of Operations for the Years Ended
      December 31, 2003, 2002 and 2001.......................
                                                               F-3
   Consolidated Statements of Stockholders' Deficiency for
      the Years Ended December 31, 2003, 2002 and 2001.......
                                                               F-4
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002 and 2001.......................
                                                               F-5
   Notes to Consolidated Financial Statements................
                                                               F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.6 through 10.11 and 10.13, 10.14, 10.21, 10.27 and 10.28 are management contracts or compensation plans.

     (b) Reports on Form 8-K:

          (i) A report on Form 8-K was filed on November 14, 2003 to report our third quarter 2003 earnings.

        Exhibits: See exhibit index below.

(c) Exhibits

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Agreement for Sale and Purchase of Assets dated March 26,
                1989 between the Registrant and Loral Corporation(2).
 3.1        --  Amended and Restated Certificate of Incorporation of the
                Registrant(1).
 3.2        --  Amended and Restated By-Laws of the Registrant(1).
 4.1        --  Indenture dated as of October 15, 1997 for the 9 1/4% Senior
                Subordinated Notes between the Registrant and U.S. Bank
                National Association (successor to State Street Bank and
                Trust Company), as Trustee(4).
 4.2        --  Indenture dated as of December 20, 2002 for the 9 5/8%
                Senior Subordinated Notes between the Registrant and U.S.
                Bank National Association (successor to State Street Bank
                and Trust Company), as Trustee(7).
 4.3        --  Amended and Restated Credit Agreement dated as of December
                20, 2002 by and among Aircraft Braking Systems Corporation
                ("ABS") and Engineered Fabrics Corporation ("EFC"), as
                Borrowers, and the Lenders (as defined therein), Lehman
                Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as
                Administrative Agent, and National City Bank and Bank One,
                NA, as Co-Agents(7).
 4.4        --  Amended and Restated Guarantee and Collateral Agreement
                dated as of December 20, 2002 made by the Registrant, ABS ,
                EFC and the other signatories thereto in favor of Lehman
                Commercial Paper Inc., as Administrative Agent(7).
 4.5        --  K & F Agreement dated as of December 20, 2002 by the
                Registrant in favor of Lehman Commercial Paper Inc., as
                Administrative Agent(7).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1        --  Stock Purchase Agreement dated September 15, 1997 among
                Bernard L. Schwartz ("BLS"), the Lehman Investors (as
                defined therein) and the other signatories thereto(4).
10.2        --  First Amendment to Stock Purchase Agreement dated October
                15, 1997 among BLS, the Lehman Investors and the other
                signatories thereto(1).
10.3        --  Securities Purchase Agreement dated as of April 27, 1989 among the Registrant, BLS and Lehman Brothers Holdings Inc.
                ("LBH")(2).
10.4        --  Assignment and Assumption Agreement dated as of April 27,
                1989(2).
10.5        --  Shared Services Agreement dated as of April 27, 1996 between
                Lockheed Martin Tactical Defense Systems -- Akron and
                ABS(1).
10.6        --  Amended and Restated Director Advisory Agreement dated as of
                October 15, 1997 between the Registrant and BLS(1).
10.7        --  Non-Competition Agreement dated as of April 27, 1989 between the Registrant and BLS(2).
10.8        --  K & F Industries, Inc. Retirement Plan for Salaried
                Employees(3).
10.9        --  K & F Industries, Inc. Savings Plan for Salaried
                Employees(3).
10.10       --  Goodyear Aerospace Corporation Supplemental Unemployment
                Benefits Plan for Salaried Employees Plan A -- Layoff or
                Retrenchment(2).
10.11       --  The Loral Systems Group Release and Separation Allowance
                Plan(2).
10.12       --  Letter Agreement dated April 27, 1989 between the Registrant and LBH(2).
10.13       --  K & F Industries, Inc. 1989 Stock Option Plan(7).
10.14       --  K & F Industries, Inc. Executive Deferred Bonus Plan(7).
10.15       --  Securities Purchase Agreement dated as of July 22, 1991 among the Registrant, BLS and certain merchant banking
                partnerships affiliated with LBH(7).
10.16       --  Securities Purchase Agreement dated September 2, 1994 among the Registrant, BLS and the Purchasers (as defined
                therein)(7).
10.17       --  Amended and Restated Stockholders Agreement dated as of
                September 2, 1994 among the Registrant, BLS, the Lehman
                Investors, CBC Capital Partners, Inc. and Loral
                Corporation(7).
10.18       --  Agreement dated as of September 2, 1994 between the
                Registrant and Loral Corporation(7).
10.19       --  Amendment of Stockholders Agreement dated November 8,
                1994(7).
10.20       --  Securities Conversion Agreement dated November 8, 1994 among the Registrant and the Converting Stockholders (as defined therein)(7).
10.21       --  K & F Industries, Inc. Supplemental Executive Retirement
                Plan(7).
10.22       --  Settlement Agreement dated as of October 15, 1997 between the Registrant and the Pension Benefit Guaranty
                Corporation(1).
10.23       --  Registration Rights Agreement dated as of October 15, 1997 among the Registrant, Lehman Brothers Inc. and Unterberg
                Harris(1).
10.24       --  Registration Rights Agreement dated as of December 20, 2002 between the Registrant and Lehman Brothers Inc(7).
10.25       --  Dealer Manager Agreement dated as of September 15, 1997 between the Registrant and Lehman Brothers Inc.(1).
10.26       --  Stockholders' Agreement dated as of October 15, 1997 among the Registrant, BLS and the Lehman Investors(1).
10.27       --  K & F Industries, Inc. 1998 Stock Option Plan(4).
10.28       --  K & F Industries, Inc. Supplemental Executive Retirement
                Plan, as amended(5).
10.29       --  Management Services Agreement dated as of January 1, 2000 between the Registrant and Loral SpaceCom Corporation(6).
10.30       --  Purchase Agreement dated October 9, 1997 among the
                Registrant, Lehman Brothers Inc. and Unterberg Harris(1).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.31       --  Purchase Agreement dated December 13, 2002 between the
                Registrant and Lehman Brothers Inc.(7).
12.1        --  Statement regarding computation of ratio of earnings to fixed charges.
14.1        --  K & F Industries, Inc. Code of Ethics for Financial
                Professionals
21.1        --  Subsidiaries of the Registrant(2).
31.1        --  Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,
                as amended.
31.2        --  Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,
                as amended.
32.1        --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2        --  Certification pursuant to 18 U.S.C. Section 1350, as adopted
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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

       /s/ BERNARD L. SCHWARTZ              Chairman of the Board, Chief      March 29, 2004
--------------------------------------     Executive Officer and Director
         Bernard L. Schwartz               (principal executive officer)


       /s/ KENNETH M. SCHWARTZ             President and Chief Operating      March 29, 2004
--------------------------------------                Officer
         Kenneth M. Schwartz


        /s/ DIRKSON R. CHARLES           Chief Financial Officer (principal   March 29, 2004
--------------------------------------   financial and accounting officer)
          Dirkson R. Charles


          /s/ DAVID J. BRAND                          Director                March 26, 2004
--------------------------------------
            David J. Brand


       /s/ HERBERT R. BRINBERG                        Director                March 26, 2004
--------------------------------------
         Herbert R. Brinberg


         /s/ ROBERT B. HODES                          Director                March 26, 2004
--------------------------------------
           Robert B. Hodes


         /s/ RONALD H. KISNER                         Director                March 29, 2004
--------------------------------------
           Ronald H. Kisner


         /s/ JOHN R. PADDOCK                          Director                March 26, 2004
--------------------------------------
           John R. Paddock


         /s/ A. ROBERT TOWBIN                         Director                March 26, 2004
--------------------------------------
           A. Robert Towbin


        /s/ ALAN H. WASHKOWITZ                        Director                March 26, 2004
--------------------------------------
          Alan H. Washkowitz

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of K & F Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of K & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K & F Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

                                          DELOITTE & TOUCHE LLP

New York, New York
March 12, 2004

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2003            2002
                                                              -------------   -------------
                                          ASSETS
Current Assets:
Cash and cash equivalents...................................  $  24,464,000   $  22,735,000
Accounts receivable -- net..................................     41,595,000      38,228,000
Inventory...................................................     50,087,000      52,006,000
Other current assets........................................      1,527,000       1,353,000
Income taxes receivables....................................        851,000       2,609,000
                                                              -------------   -------------
     Total current assets...................................    118,524,000     116,931,000
                                                              -------------   -------------
Property, Plant and Equipment -- Net........................     63,580,000      66,048,000
Deferred Charges -- Net of amortization of $20,970,000 and
  $16,882,000...............................................     54,232,000      54,195,000
Intangible Assets -- Net of amortization of $9,342,000 and
  $8,112,000................................................     16,238,000      17,860,000
Goodwill....................................................    167,011,000     167,011,000
                                                              -------------   -------------
     Total Assets...........................................  $ 419,585,000   $ 422,045,000
                                                              =============   =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable..........................................  $  15,029,000   $  15,081,000
  Interest payable..........................................      3,797,000       4,367,000
  Other current liabilities.................................     49,621,000      61,936,000
                                                              -------------   -------------
     Total current liabilities..............................     68,447,000      81,384,000
                                                              -------------   -------------
Pension Liabilities.........................................     26,885,000      19,819,000
Deferred Income Taxes.......................................     19,373,000      16,767,000
Postretirement Benefit Obligation Other Than Pensions.......     84,468,000      81,307,000
Other Long-Term Liabilities.................................     12,383,000      15,424,000
Long-Term Debt..............................................    395,000,000     435,000,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Deficiency:
  Common stock, $.01 par value -- authorized, 1,000,000
     shares; issued and outstanding, 740,398 shares.........          7,000           7,000
  Additional paid-in capital................................   (263,259,000)   (263,259,000)
  Retained earnings.........................................    104,039,000      63,406,000
  Accumulated other comprehensive loss......................    (27,758,000)    (27,810,000)
                                                              -------------   -------------
     Total stockholders' deficiency.........................   (186,971,000)   (227,656,000)
                                                              -------------   -------------
Total Liabilities and Stockholders' Deficiency..............  $ 419,585,000   $ 422,045,000
                                                              =============   =============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
Net sales..........................................  $342,818,000   $348,649,000   $355,334,000
Cost of sales......................................   197,812,000    204,819,000    204,036,000
                                                     ------------   ------------   ------------
Gross margin.......................................   145,006,000    143,830,000    151,298,000
Independent research and development...............    14,936,000     14,600,000     16,188,000
Selling, general and administrative expenses.......    30,499,000     40,238,000     30,273,000
Amortization.......................................     4,264,000      3,935,000      8,837,000
                                                     ------------   ------------   ------------
Operating income...................................    95,307,000     85,057,000     96,000,000
Interest expense, net of interest income of
  $427,000, $87,000 and $243,000...................    44,186,000     26,194,000     32,569,000
                                                     ------------   ------------   ------------
Income before income taxes.........................    51,121,000     58,863,000     63,431,000
Income tax provision...............................   (10,488,000)   (16,730,000)   (27,447,000)
                                                     ------------   ------------   ------------
Net income.........................................  $ 40,633,000   $ 42,133,000   $ 35,984,000
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                              COMMON STOCK                                       ACCUMULATED
                            ----------------                       RETAINED         OTHER
                            SHARES               ADDITIONAL        EARNINGS     COMPREHENSIVE   COMPREHENSIVE
                            ISSUED    AMOUNT   PAID-IN CAPITAL    (DEFICIT)     INCOME (LOSS)   INCOME (LOSS)
                            -------   ------   ---------------   ------------   -------------   -------------
Balance, January 1,
  2001....................  740,398   $7,000    $ (63,259,000)   $(14,711,000)  $    (43,000)
  Net income..............                                         35,984,000                   $ 35,984,000
  Cumulative translation
    adjustments...........                                                           (87,000)        (87,000)
  Cumulative effect of
    adoption of SFAS No.
    133 (net of tax
    benefit of
    $373,000).............                                                          (550,000)       (550,000)
  Amortization of
    transition adjustment
    included in interest
    expense (net of tax of
    $122,000).............                                                           184,000         184,000
  Additional minimum
    pension liability (net
    of tax benefit of
    $12,034,000)..........                                                       (15,778,000)    (15,778,000)
                            -------   ------    -------------    ------------   ------------    ------------
Balance, December 31,
  2001....................  740,398   7,000       (63,259,000)     21,273,000    (16,274,000)   $ 19,753,000
                                                                                                ============
  Net income..............                                         42,133,000                   $ 42,133,000
  Cumulative translation
    adjustments...........                                                           224,000         224,000
  Amortization of
    transition adjustment
    included in interest
    expense (net of tax of
    $125,000).............                                                           184,000         184,000
  Additional minimum
    pension liability (net
    of tax benefit of
    $6,595,000)...........                                                       (11,944,000)    (11,944,000)
  Dividends...............                       (200,000,000)
                            -------   ------    -------------    ------------   ------------    ------------
Balance, December 31,
  2002....................  740,398   7,000      (263,259,000)     63,406,000    (27,810,000)   $ 30,597,000
                                                                                                ============
  Net income..............                                         40,633,000                   $ 40,633,000
  Cumulative translation
    adjustments...........                                                           199,000         199,000
  Amortization of
    transition adjustment
    included in interest
    expense (net of tax of
    $126,000).............                                                           182,000         182,000
  Additional minimum
    pension liability (net
    of tax of
    $1,157,000)...........                                                          (329,000)       (329,000)
                            -------   ------    -------------    ------------   ------------    ------------
Balance, December 31,
  2003....................  740,398   $7,000    $(263,259,000)   $104,039,000   $(27,758,000)   $ 40,685,000
                            =======   ======    =============    ============   ============    ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2003           2002            2001
                                                    ------------   -------------   ------------
Cash Flows From Operating Activities:
  Net income......................................  $ 40,633,000   $  42,133,000   $ 35,984,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation....................................     7,936,000       8,077,000      8,052,000
  Amortization....................................     4,264,000       3,935,000      8,837,000
  Non-cash interest expense-amortization of
     deferred financing charges...................     2,477,000       2,048,000      1,680,000
  Non-cash interest (income) expense -- change in
     fair market value of interest rate swap......    (3,533,000)       (402,000)     3,935,000
  Provision for losses on accounts receivable.....       170,000         419,000        512,000
  Deferred income taxes...........................     1,449,000      12,818,000     24,507,000
  Changes in assets and liabilities:
     Accounts receivable..........................    (3,412,000)      5,037,000      2,625,000
     Inventory....................................     1,993,000       8,639,000      3,419,000
     Other current assets.........................     1,584,000        (687,000)       (32,000)
     Prepaid pension costs........................     8,286,000      (7,554,000)       940,000
     Accounts payable.............................       (52,000)        900,000     (4,192,000)
     Notes payable................................            --              --     (3,900,000)
     Interest payable.............................      (570,000)        655,000       (436,000)
     Other current liabilities....................    (8,600,000)     10,081,000     (4,363,000)
     Postretirement benefit obligation other than
       pensions...................................     3,161,000       1,651,000        (31,000)
     Other long-term liabilities..................    (3,041,000)      2,676,000        (47,000)
                                                    ------------   -------------   ------------
       Net cash provided by operating
          activities..............................    52,745,000      90,426,000     77,490,000
                                                    ------------   -------------   ------------
Cash Flows From Investing Activities:
  Capital expenditures............................    (5,468,000)     (4,084,000)    (5,057,000)
  Deferred charges................................    (5,548,000)     (9,610,000)   (11,737,000)
  Payment for intangible assets...................            --              --       (537,000)
                                                    ------------   -------------   ------------
       Net cash used in investing activities......   (11,016,000)    (13,694,000)   (17,331,000)
                                                    ------------   -------------   ------------
Cash Flows From Financing Activities:
  Payments on long-term debt......................   (40,000,000)   (100,625,000)   (41,500,000)
  Payments of senior revolving loan...............            --     (40,000,000)   (66,000,000)
  Borrowings under senior revolving loan..........            --      40,000,000     46,000,000
  Proceeds from issuance of long-term debt........            --     250,000,000             --
  Dividend on common stock........................            --    (200,000,000)            --
  Deferred charges -- financing costs.............            --      (8,508,000)            --
                                                    ------------   -------------   ------------
Net cash used in financing activities.............   (40,000,000)    (59,133,000)   (61,500,000)
                                                    ------------   -------------   ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     1,729,000      17,599,000     (1,341,000)
Cash and cash equivalents, beginning of year......    22,735,000       5,136,000      6,477,000
                                                    ------------   -------------   ------------
Cash and cash equivalents, end of year............  $ 24,464,000   $  22,735,000   $  5,136,000
                                                    ============   =============   ============
Supplemental Information:
  Interest paid during the year...................  $ 46,239,000   $  23,980,000   $ 27,633,000
                                                    ============   =============   ============
  Income taxes paid during the year...............  $  6,552,000   $   3,461,000   $  2,467,000
                                                    ============   =============   ============

                See notes to consolidated financial statements.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     K & F Industries, Inc. ("K & F") and subsidiaries (collectively, the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 84% of the Company's total revenues during the year ended December 31, 2003, and Engineered Fabrics Corporation ("Engineered Fabrics") (collectively, the "Subsidiaries"), which generated approximately 16% of the Company's total revenues during the year ended December 31, 2003.

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

     Goodwill, Deferred Charges and Other Intangible Assets -- Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of goodwill, deferred charges and other intangible assets to current carrying value. Upon adoption, the impairment analysis did not result in any impairment of our intangible assets. Deferred charges and other intangible assets determined to have finite lives are amortized over their useful lives. We review such deferred charges and other intangible assets with finite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually or more frequently if events

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Impairment assessments are performed using cash flow analysis. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate. See Note 14.

     Before January 1, 2002, the Company amortized goodwill on the straight-line method over a period of 40 years.

     Deferred charges consist primarily of financing costs ($8.2 million and $10.6 million, which are net of amortization (non-cash interest expense) of $5.5 million and $4.4 million at December 31, 2003 and 2002, respectively), and development participation costs ($46.1 million and $43.6 million, which are net of amortization of $15.5 million and $12.4 million at December 31, 2003 and 2002, respectively) paid in connection with the award of wheels, brakes and brake control equipment on various commercial programs. Development participation costs are being amortized on a straight-line method over a period of 20 years. Deferred financing charges are primarily being amortized on an effective interest method over 4.5 to 10 years, which reflect the terms of the Company's debt.

     Intangible assets consist of patents, licenses and computer software which are stated at cost and are being amortized on a straight-line method over periods of 3 to 30 years.

     Evaluation of Long-Lived Assets -- Long-lived assets are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2003, 2002 and 2001 resulting from the Company's evaluations.

     Warranty -- Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued. See Note 12.

     Business and Credit Concentrations -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U.S. government accounted for approximately 26%, 26% and 21% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively. No other single customer accounted for 10% or more of consolidated revenues for the years then ended, and there were no significant accounts receivable from a single customer, except the U.S. government, at December 31, 2003 and 2002.

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

     Stock-Based Compensation Plans -- As permitted by SFAS No. 123, the Company accounts for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires the disclosure of pro forma net income had the Company adopted the fair value method. However, disclosure has been omitted because the pro forma effect on net income required to be disclosed under SFAS No. 123 is not material to the Company's results of operations. Effective January 1, 2002, the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," have been adopted by the Company.

     Accounting Changes and Pronouncements -- In January 2004, the Financial Accounting Standards Board (the "FASB") issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Acts of 2003," which permits a sponsor of a

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. In accordance with FASB Staff Position No. 106-1, the Company is electing to defer recognition of any potential savings on the measure of the accumulated postretirement benefit obligation or net periodic benefit cost as a result of the Act until specific authoritative guidance on the accounting of the Federal subsidy is issued. Therefore, these financial statements and accompanying notes do not reflect the effects of the Act on the plan. (See Note 11).

     In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of this standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. (See Note 11).

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," expanding the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to transactions involving variable interest entities. In December 2003, the FASB issued FIN No. 46 (Revised) to address certain FIN No. 46 implementation issues. The Company adopted FIN No. 46 (Revised) as of December 31, 2003. As the Company does not have any variable interest entities, the adoption of this standard did not have an impact on the Company's consolidated financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of this standard decreased income before taxes by $1.6 million during 2003. This represents the premium paid and the write-off of a portion of unamortized financing costs relating to the early redemption of $40.0 million of the Company's 9 1/4% Notes. This premium and write-off would have been recorded as an extraordinary charge prior to adoption of this standard.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 as of December 31, 2002 (see
Note 12). In 2003, the Company adopted the initial recognition and initial measurement provisions of FIN No. 45. The Company does not provide guarantees for performance of third parties, and therefore, there was no impact on the Company's consolidated financial statements.

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

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction in other comprehensive income of $0.9 million ($0.6 million after tax) related to derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. This amount was amortized into interest expense over three years which was the remaining life of the interest rate swap agreement. During the years ended December 31, 2003, 2002 and 2001, the change in fair market value of this derivative instrument resulted in non-cash interest income of $3.5 million and $0.4 million, and non-cash interest expense of $3.9 million, respectively. These amounts were recorded in interest expense as this derivative was not designated as a hedging instrument for accounting purposes. On December 17, 2003 the interest rate swap agreement expired.

     Reclassifications -- Certain amounts in the financial statements for the prior years have been reclassified to conform to the presentation in the current year.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

3.  ACCOUNTS RECEIVABLE

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Accounts receivable, principally from commercial
  customers................................................  $35,306,000   $36,027,000
Accounts receivable on U.S. government and other long-term
  contracts................................................    7,505,000     3,257,000
Allowances.................................................   (1,216,000)   (1,056,000)
                                                             -----------   -----------
  Total....................................................  $41,595,000   $38,228,000
                                                             ===========   ===========

     An analysis of changes in the allowance for doubtful accounts is as follows:

                                                       2003         2002        2001
                                                    ----------   ----------   --------
Balance at January 1..............................  $1,056,000   $  647,000   $144,000
Current year provisions...........................     170,000      419,000    512,000
Write-offs........................................     (10,000)     (10,000)    (9,000)
                                                    ----------   ----------   --------
Balance at December 31............................  $1,216,000   $1,056,000   $647,000
                                                    ==========   ==========   ========

4.  INVENTORY

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Raw materials and work-in-process..........................  $22,324,000   $24,830,000
Finished goods.............................................   15,839,000    17,017,000
Inventoried costs related to U.S government and other
  long-term contracts......................................   11,924,000    10,159,000
                                                             -----------   -----------
  Total....................................................  $50,087,000   $52,006,000
                                                             ===========   ===========

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
Land.....................................................  $    661,000   $    661,000
Buildings and improvements...............................    38,234,000     37,695,000
Machinery, equipment, furniture and fixtures.............   134,433,000    133,018,000
                                                           ------------   ------------
  Total..................................................   173,328,000    171,374,000
Less accumulated depreciation and amortization...........   109,748,000    105,326,000
                                                           ------------   ------------
  Total..................................................  $ 63,580,000   $ 66,048,000
                                                           ============   ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

6.  OTHER CURRENT LIABILITIES

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Accrued payroll costs......................................  $14,451,000   $22,888,000
Accrued property and other taxes...........................    2,711,000     3,665,000
Accrued costs on long-term contracts.......................    5,061,000     4,605,000
Accrued warranty costs.....................................   13,261,000    12,810,000
Customer credits...........................................    5,918,000     5,128,000
Postretirement benefit obligation other than pensions......    3,000,000     3,000,000
Fair market value of interest rate swap....................           --     3,715,000
Other......................................................    5,219,000     6,125,000
                                                             -----------   -----------
  Total....................................................  $49,621,000   $61,936,000
                                                             ===========   ===========

7.  LONG-TERM DEBT

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
9 1/4% Senior Subordinated Notes due 2007................  $145,000,000   $185,000,000
9 5/8% Senior Subordinated Notes due 2010................   250,000,000    250,000,000
                                                           ------------   ------------
Total....................................................  $395,000,000   $435,000,000
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

     The Company has $145 million of debt maturing on October 15, 2007 and $250 million of debt maturing on December 15, 2010.

     The Company has a $30.0 million bank Revolving Credit Facility (the "Revolving Loan") with up to $10 million available for letters of credit. The Revolving Loan commitment terminates on June 30, 2007. At December 31, 2003, the Company had $28.0 million available to borrow and outstanding letters of credit of $2.0 million.

     The Revolving Loan contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The Revolving Loan also contains certain financial ratio requirements including a cash interest coverage ratio, a leverage ratio and maintenance of a minimum adjusted net worth. The Company was in compliance with all covenants at December 31, 2003 and 2002.

     On December 20, 2002, the Company issued $250 million of 9 5/8% Senior Subordinated Notes which mature on December 15, 2010 (the "9 5/8% Notes"). The 9 5/8% Notes are not subject to a sinking fund. The 9 5/8% Notes may not be redeemed prior to December 15, 2006. On or after December 15, 2006, the Company

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES
may redeem the 9 5/8% Notes at descending premiums ranging from 104.813% in December 2006 to no premium after December 2009.

     On October 15, 1997, the Company issued $185 million of 9 1/4% Senior Subordinated Notes which mature on October 15, 2007 (the "9 1/4% Notes"). The 9 1/4% Notes are not subject to a sinking fund. On or after October 15, 2002, the Company may redeem the 9 1/4% Notes at descending premiums ranging from 104.625% in October 2002 to no premium after October 2005.

     On October 15, 2003, the Company redeemed $40 million aggregate principal amount of the 9 1/4% Notes at a redemption price of 103.083% of the principal amount thereof. In connection therewith, the Company took a charge to interest expense of $1.6 million, for redemption premiums and the write-off of a portion of related unamortized financing costs.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments reported on the balance sheet at December 31, 2003 and 2002 approximate their fair value, except as discussed below.

     The fair value of the Company's total debt based on quoted market prices or on current rates for similar debt with the same maturities was approximately $431.0 million and $445.0 million at December 31, 2003 and 2002, respectively.

     As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement expired on December 17, 2003. The payments made under the swap agreement were $4.0 million and $3.8 million in 2003 and 2002, respectively, which is included in interest expense.

9.  CAPITAL STOCK

     The Company has two stock option plans which provide for the grant of non-qualified or incentive stock options to acquire an aggregate of 100,000 authorized but unissued shares of common stock. Only non-qualified stock options have been granted to date. The options granted prior to 2000 become exercisable in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant. The options granted in 2000 and thereafter become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. All options remain exercisable until the expiration of the option, which is 10 years from the date of the grant. Option exercise prices were issued above the fair market value of the Company's common stock at the date of grant, as determined by an independent appraisal of the Company.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     Stock option activity is summarized as follows:

                                                                        WEIGHTED
                                                              NUMBER    AVERAGE
                                                                OF      EXERCISE
                                                              OPTIONS    PRICE
                                                              -------   --------
Outstanding at January 1, 2001..............................  54,400    $192.57
  Granted...................................................   1,600     250.00
  Exercised.................................................      --         --
  Canceled..................................................    (125)    175.00
                                                              ------
Outstanding at December 31, 2001............................  55,875     194.27
  Granted...................................................   6,950     200.00
  Exercised.................................................      --         --
  Canceled..................................................    (125)    175.00
                                                              ------
Outstanding at December 31, 2002............................  62,700     194.94
  Granted...................................................  10,950     475.00
  Exercised.................................................      --         --
  Canceled..................................................  (2,350)    194.15
                                                              ------
Outstanding at December 31, 2003............................  71,300     237.98
                                                              ======

     The following summarizes information about stock options outstanding at December 31, 2003:

                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          -------------------------------------------------   ------------------------------
                            NUMBER      WEIGHTED AVERAGE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICE            OUTSTANDING     LIFE (YEARS)      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------            -----------   ----------------   ----------------   -----------   ----------------
$175.00.................    39,650            4.1              $175.00          39,650          $175.00
 200.00.................     6,950            8.1               200.00           2,317           200.00
 250.00.................    13,750            6.6               250.00          13,025           250.00
 475.00.................    10,950            9.3               475.00              --           475.00
                            ------                                              ------
                            71,300            5.8               237.98          54,992           193.82
                            ======                                              ======

     At December 31, 2003, there were 9,750 shares available for future grants under the terms of our stock option plans. At December 31, 2002, there were 38,638 options and 8,883 options exercisable at $175 per share and $250 per share, respectively. At December 31, 2001, there were 28,350 options and 4,175 options exercisable at $175 per share and $250 per share, respectively.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Components of accumulated other comprehensive income (loss), net of taxes, consist of the following:

                                                   AMORTIZATION
                                      CUMULATIVE   OF TRANSITION
                                      EFFECT OF     ADJUSTMENT      ADDITIONAL     ACCUMULATED
                        CUMULATIVE    CHANGE IN     INCLUDED IN      MINIMUM          OTHER
                        TRANSLATION   ACCOUNTING     INTEREST        PENSION      COMPREHENSIVE
                        ADJUSTMENTS   PRINCIPLE       EXPENSE       LIABILITY     INCOME (LOSS)
                        -----------   ----------   -------------   ------------   -------------
January 1, 2001.......   $ (43,000)   $      --      $     --      $         --   $    (43,000)
2001 Change...........     (87,000)    (550,000)      184,000       (15,778,000)   (16,231,000)
                         ---------    ---------      --------      ------------   ------------
December 31, 2001.....    (130,000)    (550,000)      184,000       (15,778,000)   (16,274,000)
2002 Change...........     224,000           --       184,000       (11,944,000)   (11,536,000)
                         ---------    ---------      --------      ------------   ------------
December 31, 2002.....      94,000     (550,000)      368,000       (27,722,000)   (27,810,000)
2003 Change...........     199,000           --       182,000          (329,000)        52,000
                         ---------    ---------      --------      ------------   ------------
December 31, 2003.....   $ 293,000    $(550,000)     $550,000      $(28,051,000)  $(27,758,000)
                         =========    =========      ========      ============   ============

11.  EMPLOYEE BENEFIT PLANS

     The Company provides pension benefits to substantially all employees through hourly and salaried pension plans. The plans provide benefits based primarily on the participant's years of service. The salaried plan also includes voluntary employee contributions. The Company's funding policy is to contribute the minimum required under the Employee Retirement Income Security Act of 1974 ("ERISA").

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

                                          PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                            DECEMBER 31,                   DECEMBER 31,
                                     ---------------------------   -----------------------------
                                         2003           2002           2003            2002
                                     ------------   ------------   -------------   -------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year.............................  $121,797,000   $103,845,000   $ 101,020,000   $  77,886,000
Service cost.......................     4,412,000      3,797,000       2,215,000       1,883,000
Interest cost......................     8,029,000      7,663,000       6,953,000       6,452,000
Plan participants' contributions...       436,000        356,000         919,000         778,000
Amendments.........................            --      3,367,000     (12,638,000)        420,000
Actuarial loss.....................     7,623,000      8,502,000      15,842,000      17,739,000
Benefits paid......................    (6,222,000)    (5,733,000)     (4,474,000)     (4,138,000)
                                     ------------   ------------   -------------   -------------
Benefit obligation at end of
  year.............................   136,075,000    121,797,000     109,837,000     101,020,000
                                     ------------   ------------   -------------   -------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year................    97,161,000     93,806,000              --              --
Actual return on plan assets.......    11,268,000     (3,437,000)             --              --
Employer contributions.............        32,000     12,169,000       3,555,000       3,360,000
Plan participants' contributions...       436,000        356,000         919,000         778,000
Benefits paid......................    (6,222,000)    (5,733,000)     (4,474,000)     (4,138,000)
                                     ------------   ------------   -------------   -------------
Fair value of plan assets at end of
  year.............................   102,675,000     97,161,000              --              --
                                     ------------   ------------   -------------   -------------
Funded status......................   (33,400,000)   (24,636,000)   (109,837,000)   (101,020,000)
Unrecognized actuarial loss........    52,038,000     51,168,000      36,401,000      22,039,000
Unrecognized prior service cost....     3,373,000      3,765,000     (14,032,000)     (5,326,000)
                                     ------------   ------------   -------------   -------------
Net amount recognized..............  $ 22,011,000   $ 30,297,000   $ (87,468,000)  $ (84,307,000)
                                     ============   ============   =============   =============
AMOUNTS RECOGNIZED IN THE BALANCE
  SHEET CONSIST OF:
Prepaid benefit cost...............  $         --   $         --   $          --   $          --
Accrued benefit liability..........   (26,885,000)   (19,819,000)    (87,468,000)    (84,307,000)
Intangible asset...................     3,373,000      3,765,000              --              --
Accumulated other comprehensive
  income...........................    45,523,000     46,351,000              --              --
                                     ------------   ------------   -------------   -------------
Net amount recognized..............  $ 22,011,000   $ 30,297,000   $ (87,468,000)  $ (84,307,000)
                                     ============   ============   =============   =============
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate......................          6.25%          6.75%           6.25%           6.75%
Expected return on plan assets.....          9.00           9.00              --              --
Rate of compensation increase......          4.00           4.00            4.00            4.00

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the net periodic benefit cost (income) for the defined benefit and postretirement benefit plans:

                                  PENSION BENEFITS                       POSTRETIREMENT BENEFITS
                       ---------------------------------------   ---------------------------------------
                               YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                       ---------------------------------------   ---------------------------------------
                          2003          2002          2001          2003          2002          2001
                       -----------   -----------   -----------   -----------   -----------   -----------
Service cost.........  $ 4,412,000   $ 3,797,000   $ 3,971,000   $ 2,215,000   $ 1,883,000   $ 1,611,000
Interest cost........    8,029,000     7,663,000     7,148,000     6,953,000     6,452,000     5,453,000
Expected return on
  plan assets........   (8,272,000)   (9,064,000)   (9,729,000)           --            --            --
Amortization of prior
  service cost.......      393,000       217,000       303,000    (3,932,000)   (3,932,000)   (3,966,000)
Recognized actuarial
  loss (gain)........    3,757,000     2,002,000       279,000     1,480,000       608,000        (9,000)
                       -----------   -----------   -----------   -----------   -----------   -----------
Net periodic benefit
  cost...............  $ 8,319,000   $ 4,615,000   $ 1,972,000   $ 6,716,000   $ 5,011,000   $ 3,089,000
                       ===========   ===========   ===========   ===========   ===========   ===========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $136.1 million, $129.6 million and $102.7 million, respectively, as of December 31, 2003 and $121.8 million, $117.0 million and $97.1 million, respectively, as of December 31, 2002.

     In the fourth quarter of 2003 the Company announced to all active salaried and the majority of its retired salaried employees that effective January 1, 2012 it would freeze its share of the retiree health care costs at the 2011 employer cost level. This announcement was also made to all Aircraft Braking Systems' retired bargaining employees or their continuing beneficiary.

     On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Acts of 2003," which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. In accordance with FASB Staff Position No. 106-1, the Company is electing to defer recognition of any potential savings on the measure of the accumulated postretirement benefit obligation or net periodic benefit cost as a result of the Act until specific authoritative guidance on the accounting of the Federal subsidy is issued. Therefore, these financial statements and accompanying notes do not reflect the effects of the Act on the plan.

     For measurement purposes, a 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease to 4.5% for 2010 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                 ONE-             ONE-
                                                             PERCENTAGE-      PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service cost and interest cost
  components..............................................   $ 1,327,000      $ (1,077,000)
Effect on postretirement benefit obligation...............    13,374,000       (10,022,000)

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The Company hired an investment manager to oversee the selection of investment managers and their performance. Our current asset allocation is 50% of assets invested primarily in U.S. equities with the balance primarily in investment grade fixed income securities.

     Eligible employees also participate in the Company's Savings Plan. The Company matches 60% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally have vested to participating employees after five years of service (three years of service effective January 1, 2002). The matching contributions were $1,690,000, $1,689,000 and $1,796,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

12.  COMMITMENTS AND PRODUCT WARRANTIES

  COMMITMENTS

     The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      ----------
  2004......................................................  $4,742,000
  2005......................................................   4,296,000
  2006......................................................   2,930,000
  2007......................................................   2,622,000
  2008......................................................   1,505,000
Thereafter..................................................   4,245,000

     Rental expense was $4,155,000, $4,076,000 and $4,608,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

  PRODUCT WARRANTIES

     Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued. An analysis of changes in the liability for product warranty is as follows:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Balance at January 1..........................  $15,166,000   $13,736,000   $11,872,000
Current year provisions.......................    6,925,000     9,935,000    10,247,000
Expenditures..................................   (8,167,000)   (8,505,000)   (8,383,000)
                                                -----------   -----------   -----------
Balance at December 31........................  $13,924,000   $15,166,000   $13,736,000
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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

14.  GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that any recognized intangible asset determined to have an indefinite useful life not be amortized, but instead be tested for impairment in accordance with this Standard until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002, at which time amortization of goodwill ceased. The impairment analysis did not result in an impairment charge upon adoption or during the years ended December 31, 2003 and 2002.

     The following table adjusts net income assuming the adoption of SFAS No. 142 at the beginning of the periods presented:

                                                        YEAR ENDED DECEMBER 31
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Reported net income...........................  $40,633,000   $42,133,000   $35,984,000
  Add back goodwill amortization, net of
     tax......................................           --            --     3,465,000
                                                -----------   -----------   -----------
Adjusted net income...........................  $40,633,000   $42,133,000   $39,449,000
                                                ===========   ===========   ===========

     Intangible assets consist of the following:

                                                           DECEMBER 31, 2003
                                              -------------------------------------------
                                              GROSS CARRYING   ACCUMULATED
                                                  AMOUNT       AMORTIZATION       NET
                                              --------------   ------------   -----------
Amortized intangible assets:
  Program participation payments............   $61,537,000     $(15,473,000)  $46,064,000
  Financing costs...........................    13,665,000       (5,497,000)    8,168,000
                                               -----------     ------------   -----------
     Total deferred charges.................   $75,202,000     $(20,970,000)  $54,232,000
                                               ===========     ============   ===========
  Tradenames................................   $16,000,000     $ (7,823,000)  $ 8,177,000
  Intellectual Property.....................     5,670,000       (1,134,000)    4,536,000
  Other (includes pension intangible
     asset).................................     3,910,000         (385,000)    3,525,000
                                               -----------     ------------   -----------
     Total intangible assets................   $25,580,000     $ (9,342,000)  $16,238,000
                                               ===========     ============   ===========

                                                           DECEMBER 31, 2002
                                              -------------------------------------------
                                              GROSS CARRYING   ACCUMULATED
                                                  AMOUNT       AMORTIZATION       NET
                                              --------------   ------------   -----------
Amortized intangible assets:
  Program participation payments............   $55,989,000     $(12,439,000)  $43,550,000
  Financing costs...........................    15,088,000       (4,443,000)   10,645,000
                                               -----------     ------------   -----------
     Total deferred charges.................   $71,077,000     $(16,882,000)  $54,195,000
                                               ===========     ============   ===========
  Tradenames................................   $16,000,000     $ (7,290,000)  $ 8,710,000
  Intellectual Property.....................     5,670,000         (567,000)    5,103,000
  Other (includes pension intangible
     asset).................................     4,302,000         (255,000)    4,047,000
                                               -----------     ------------   -----------
     Total intangible assets................   $25,972,000     $ (8,112,000)  $17,860,000
                                               ===========     ============   ===========

     There was no change in the carrying amount of goodwill during the years ended December 31, 2003 and 2002. Total goodwill was $167.0 million at December 31, 2003 and 2002. Goodwill at December 31, 2003 and

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

2002 allocated to the Company's segments, Aircraft Braking Systems and Engineered Fabrics, was $135.7 million and $31.3 million, respectively.

     The aggregate amortization expense for the years ended December 31, 2003, 2002 and 2001 was $4.3 million, $3.9 million and $8.8 million, respectively.

     The estimated annual amortization expense for intangible assets subject to amortization in each of the five succeeding years from December 31, 2003 is approximately $4.0 million.

15.  INCOME TAXES

     The Company's provision for income taxes consists of:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Current domestic provision.................  $ (8,288,000)  $ (1,815,000)  $ (2,653,000)
Foreign provision..........................      (739,000)      (451,000)      (287,000)
Deferred tax provision.....................    (1,461,000)   (14,464,000)   (24,507,000)
                                             ------------   ------------   ------------
Income tax provision.......................  $(10,488,000)  $(16,730,000)  $(27,447,000)
                                             ============   ============   ============

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Statutory federal income tax rate...........................  35.0%  35.0%  35.0%
State tax...................................................   2.0    1.7    5.8
Tax reserve no longer needed................................  (5.3)   0.0    0.0
Extraterritorial income exclusion benefit...................  (5.3)   0.0    0.0
Tax credits.................................................  (3.9)   0.0    0.0
Foreign taxes and other.....................................  (2.0)  (8.3)   2.5
                                                              ----   ----   ----
Effective income tax rate...................................  20.5%  28.4%  43.3%
                                                              ====   ====   ====

     The components of the net deferred tax liability are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
Tax net operating loss carryforwards.....................  $  1,076,000   $  1,612,000
Temporary differences:
  Postretirement and other employee benefits.............    50,473,000     50,540,000
  Intangibles............................................   (49,342,000)   (47,340,000)
  Program participation costs............................   (16,729,000)   (17,503,000)
  Other..................................................    (4,851,000)    (4,076,000)
                                                           ------------   ------------
  Net deferred tax liability.............................  $(19,373,000)  $(16,767,000)
                                                           ============   ============

16.  RELATED PARTY TRANSACTIONS

     Bernard L. Schwartz ("BLS") owns or controls 50% of the capital stock of the Company and pursuant to the Stockholders Agreement has the right to designate a majority of the Board of Directors of the Company.

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

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

     The Company has a bonus plan pursuant to which the Company's Board of Directors awards bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. Bonuses earned under this plan were $2.7 million, $4.8 million and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company reimburses Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. The Company believes this arrangement is as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Pursuant to a financial advisory agreement between Lehman Brothers Inc. ("Lehman Brothers") and the Company, Lehman Brothers has agreed to act as exclusive financial adviser to the Company and the Company has agreed to pay Lehman Brothers customary fees for services when rendered. During the year ended December 31, 2002, the Company paid Lehman Brothers $6.3 million for underwriting discounts and commissions in connection with the issuance of the 9 5/8% Notes. During the years ended December 31, 2003 and 2001, no amounts were paid under this agreement. The agreement may be terminated by the Company or Lehman Brothers upon certain conditions. The Lehman Investors own 50% of the outstanding capital stock of the Company and are entitled to elect three directors (in addition to one independent director jointly designated by BLS and the Lehman Investors) to the Company's Board of Directors. The Lehman Investors have the benefit of certain additional rights under the Stockholders' Agreement and the Company's By-laws.

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents financial information about the Company's segments:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Sales:
  Aircraft Braking Systems.................  $287,522,000   $301,408,000   $304,919,000
  Engineered Fabrics.......................    55,296,000     47,241,000     50,415,000
                                             ------------   ------------   ------------
                                             $342,818,000   $348,649,000   $355,334,000
                                             ============   ============   ============
Operating Profits:
  Aircraft Braking Systems.................  $ 87,824,000   $ 80,871,000   $ 91,719,000
  Engineered Fabrics.......................     7,483,000      4,186,000      4,281,000
                                             ------------   ------------   ------------
     Operating Income......................    95,307,000     85,057,000     96,000,000
     Interest expense, net.................    44,186,000     26,194,000     32,569,000
                                             ------------   ------------   ------------
       Income before income taxes..........  $ 51,121,000   $ 58,863,000   $ 63,431,000
                                             ============   ============   ============
Depreciation and Amortization:
  Aircraft Braking Systems.................  $ 11,189,000   $ 11,077,000   $ 14,785,000
  Engineered Fabrics.......................     1,011,000        935,000      2,104,000
                                             ------------   ------------   ------------
                                             $ 12,200,000   $ 12,012,000   $ 16,889,000
                                             ============   ============   ============
Capital Expenditures:
  Aircraft Braking Systems.................  $  4,734,000   $  3,487,000   $  4,245,000
  Engineered Fabrics.......................       729,000        591,000        804,000
                                             ------------   ------------   ------------
     Total segments........................     5,463,000      4,078,000      5,049,000
  Corporate................................         5,000          6,000          8,000
                                             ------------   ------------   ------------
                                             $  5,468,000   $  4,084,000   $  5,057,000
                                             ============   ============   ============

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Total Assets:
  Aircraft Braking Systems.................  $348,609,000   $346,956,000   $338,636,000
  Engineered Fabrics.......................    60,593,000     60,034,000     60,451,000
                                             ------------   ------------   ------------
                                             $409,202,000   $406,990,000   $399,087,000
                                             ============   ============   ============

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

     The following reconciles the total assets for the reportable segments to the Company's consolidated assets:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Total Assets:
  Total assets for reportable segments.....  $409,202,000   $406,990,000   $399,087,000
  Deferred financing costs not allocated to
     segments..............................     8,168,000     10,645,000      4,463,000
  Corporate assets.........................     1,364,000      1,801,000        458,000
  Income taxes receivable not allocated to
     segments..............................       851,000      2,609,000             --
                                             ------------   ------------   ------------
     Consolidated Total....................  $419,585,000   $422,045,000   $404,008,000
                                             ============   ============   ============

     The following represents the Company's total sales by products:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Braking systems............................  $287,522,000   $301,408,000   $304,919,000
Fuel tanks.................................    39,881,000     37,845,000     38,778,000
Other......................................    15,415,000      9,396,000     11,637,000
                                             ------------   ------------   ------------
                                             $342,818,000   $348,649,000   $355,334,000
                                             ============   ============   ============

     The following represents sales by geographic location:

                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                          2003                2002                2001
                                      ------------   ----------------------   ------------
Sales:
  United States.....................  $208,408,000        $207,107,000        $207,420,000
  Europe............................    67,859,000          69,210,000          69,721,000
  Asia..............................    37,519,000          40,018,000          39,075,000
  North America.....................    21,081,000          20,287,000          23,908,000
  South America.....................     5,815,000           9,658,000          12,203,000
  Australia.........................     2,136,000           2,369,000           3,007,000
                                      ------------        ------------        ------------
                                      $342,818,000        $348,649,000        $355,334,000
                                      ============        ============        ============

     Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $323,000 and $269,000 as of December 31, 2003 and 2002, respectively.

     The U.S. government accounted for approximately 26%, 26% and 21% of the Company's total sales for the years ended December 31, 2003, 2002 and 2001, respectively.