Form 10-Q
period 2004-03-31
K&F INDUSTRIES INC
filed 2004-05-07
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       or

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

As of April 30, 2004, there were 740,398 shares of common stock outstanding.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Consolidated Financial Information

  Item 1.   Consolidated Financial Statements (Unaudited)

            a)    Consolidated Balance Sheets
                  as of March 31, 2004 and December 31, 2003                  3

            b)    Consolidated Statements of Operations
                  for the three months ended March 31, 2004
                  and 2003                                                    4

            c)    Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2004
                  and 2003                                                    5

            d)    Notes to Consolidated Financial Statements                  6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                      13

  Item 4.   Controls and Procedures                                          14

Part II. Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                   16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               March 31,        December 31,
                                                                  2004              2003
                                                            --------------     --------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                 $   44,547,000     $   24,464,000
  Accounts receivable, net                                      39,777,000         41,595,000
  Inventory                                                     50,645,000         50,087,000
  Other current assets                                           1,435,000          1,527,000
  Income taxes receivable                                               --            851,000
                                                            --------------     --------------
Total current assets                                           136,404,000        118,524,000
                                                            --------------     --------------

Property, plant and equipment                                  173,980,000        173,328,000
  Less, accumulated depreciation and amortization              111,483,000        109,748,000
                                                            --------------     --------------
                                                                62,497,000         63,580,000
                                                            --------------     --------------

Deferred charges, net of amortization                           57,466,000         54,232,000
Intangible assets, net of amortization                          15,931,000         16,238,000
Goodwill                                                       167,011,000        167,011,000
                                                            --------------     --------------
                                                            $  439,309,000     $  419,585,000
                                                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                   $   12,869,000     $   15,029,000
  Interest payable                                              13,166,000          3,797,000
  Other current liabilities                                     49,785,000         49,621,000
                                                            --------------     --------------
Total current liabilities                                       75,820,000         68,447,000
                                                            --------------     --------------

Pension liabilities                                             26,885,000         26,885,000
Deferred income taxes                                           20,321,000         19,373,000
Postretirement benefit obligation other
  than pensions                                                 85,125,000         84,468,000
Other long-term liabilities                                     14,447,000         12,383,000
9 1/4% senior subordinated notes due 2007                      145,000,000        145,000,000
9 5/8% senior subordinated notes due 2010                      250,000,000        250,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
   1,000,000 shares; issued and
    outstanding, 740,398 shares                                      7,000              7,000
  Additional paid-in capital                                  (263,259,000)      (263,259,000)
  Retained earnings                                            112,628,000        104,039,000
  Accumulated other comprehensive loss                         (27,665,000)       (27,758,000)
                                                            --------------     --------------
Total stockholders' deficiency                                (178,289,000)      (186,971,000)
                                                            --------------     --------------
                                                            $  439,309,000     $  419,585,000
                                                            ==============     ==============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                            ---------------------------------
                                                               March 31,          March 31,
                                                                 2004               2003
                                                            --------------     --------------
Sales                                                       $   83,149,000     $   82,075,000

Costs and expenses                                              59,302,000         59,888,000

Amortization                                                     1,146,000          1,040,000
                                                            --------------     --------------
Operating income                                                22,701,000         21,147,000

Interest and investment income                                     101,000             85,000

Interest expense                                                (9,863,000)       (11,083,000)
                                                            --------------     --------------
Income before income taxes                                      12,939,000         10,149,000

Income tax provision                                            (4,350,000)        (2,733,000)
                                                            --------------     --------------
Net income                                                  $    8,589,000     $    7,416,000
                                                            ==============     ==============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                            ---------------------------------
                                                               March 31,          March 31,
                                                                 2004               2003
                                                            --------------     --------------
Cash flows from operating activities:
 Net income                                                 $    8,589,000     $    7,416,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                 2,876,000          3,010,000
   Non-cash interest expense - amortization
    of deferred financing charges                                  459,000            535,000
   Non-cash interest income - change in fair
     market value of interest rate swap                                 --           (732,000)
   Deferred income taxes                                           948,000          2,732,000
   Changes in assets and liabilities:
    Accounts receivable, net                                     1,873,000          1,664,000
    Inventory                                                     (520,000)        (3,849,000)
    Other current assets                                           943,000             97,000
    Accounts payable, interest payable and
     other current liabilities                                   7,373,000         (1,594,000)
    Postretirement benefit obligation other
     than pensions                                                 657,000            775,000
    Other long-term liabilities                                  2,064,000          1,979,000
                                                            --------------     --------------
 Net cash provided by operating activities                      25,262,000         12,033,000
                                                            --------------     --------------

Cash flows from investing activities:
 Capital expenditures                                             (647,000)          (286,000)
 Deferred charges                                               (4,532,000)                --
                                                            --------------     --------------
 Net cash used in investing activities                          (5,179,000)          (286,000)
                                                            --------------     --------------

 Net increase in cash and cash equivalents                      20,083,000         11,747,000
Cash and cash equivalents, beginning of
 period                                                         24,464,000         22,735,000
                                                            --------------     --------------

Cash and cash equivalents, end of period                    $   44,547,000     $   34,482,000
                                                            ==============     ==============

Supplemental cash flow information:
 Interest paid during period                                $       35,000     $      986,000
                                                            ==============     ==============

 Income taxes paid during the period                        $      334,000     $        1,000
                                                            ==============     ==============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 2004 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K.

2.    Accounting Pronouncements

      On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
      D. In January 2004, the Financial Accounting Standards Board (the "FASB") issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Acts of 2003," which permits a sponsor of a postretirement health care plan that provides drug benefits to make a one-time election to defer accounting for the effects of the Act. In accordance with FASB Staff Position No. 106-1, the Company is electing to defer recognition of any potential savings on the measure of the accumulated postretirement benefit obligation or net periodic benefit cost as a result of the Act until specific authoritative guidance on the accounting of the Federal subsidy is issued.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    Receivables are summarized as follows:

                                                               March 31,        December 31,
                                                                 2004               2003
                                                            --------------     --------------
Accounts receivable, principally
  from commercial customers                                $   35,557,000     $   35,306,000

Accounts receivable, on U. S
   Government and other long-term contracts                     5,464,000          7,505,000

Allowances                                                     (1,244,000)        (1,216,000)
                                                           --------------     --------------

                                                           $   39,777,000     $   41,595,000
                                                           ==============     ==============

4.    Inventory consists of the following:

                                                               March 31,        December 31,
                                                                 2004               2003
                                                            --------------     --------------

Raw materials and work-in-process                           $   24,401,000     $   22,324,000

Finished goods                                                  13,827,000         15,839,000

Inventoried costs related to U.S.
  Government and other long-term contracts                      12,417,000         11,924,000
                                                            --------------     --------------

                                                            $   50,645,000     $   50,087,000
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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    Other current liabilities consist of the following:

                                                               March 31,        December 31,
                                                                 2004               2003
                                                            --------------     --------------
Accrued payroll costs                                       $   12,966,000     $   14,451,000
Accrued income taxes                                             1,926,000                 --
Accrued property taxes and other taxes                           3,222,000          2,711,000
Accrued costs on long-term contracts                             3,985,000          5,061,000
Accrued warranty costs                                          14,950,000         13,261,000
Customer credits                                                 5,023,000          5,918,000
Postretirement benefit obligation other
  than pensions                                                  3,000,000          3,000,000
Other                                                            4,713,000          5,219,000
                                                            --------------     --------------
                                                            $   49,785,000     $   49,621,000
                                                            ==============     ==============

6.    Income Taxes

      The Company's effective tax rate of 33.6% for the three months ended March 31, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales. The Company's effective tax rate of 26.9% for the three months ended March 31, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years tax reserves no longer needed.

7.    Contingencies

      There are various lawsuits and claims pending against the Company incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company's management, the ultimate settlement, if any, will not have a material adverse effect on the Company's consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    Comprehensive Income

                                                                   Three Months Ended
                                                            ---------------------------------
                                                               March 31,          March 31,
                                                                 2004               2003
                                                            --------------     --------------
Net income                                                  $    8,589,000     $    7,416,000

Other comprehensive income:

    Cumulative translation adjustments                              93,000             72,000

    Amortization of transition adjustment
      included in interest expense                                      --             46,000
                                                            --------------     --------------

Comprehensive income                                        $    8,682,000     $    7,534,000
                                                            ==============     ==============

9.    Segments

      The following represents financial information about the Company's segments:

                                                                   Three Months Ended
                                                            ---------------------------------
                                                               March 31,          March 31,
                                                                 2004               2003
                                                            --------------     --------------
Sales:
   Aircraft Braking Systems                                 $   68,877,000     $   71,158,000
   Engineered Fabrics                                           14,272,000         10,917,000
                                                            --------------     --------------
                                                            $   83,149,000     $   82,075,000
                                                            ==============     ==============

Operating Profit:
   Aircraft Braking Systems                                 $   20,498,000     $   20,476,000
   Engineered Fabrics                                            2,203,000            671,000
                                                            --------------     --------------
      Operating income                                          22,701,000         21,147,000
   Interest expense, net                                        (9,762,000)       (10,998,000)
                                                            --------------     --------------
      Income before income taxes                            $   12,939,000     $   10,149,000
                                                            ==============     ==============

                                                               March 31,          March 31,
                                                                 2004               2003
                                                            --------------     --------------
Total Assets:
   Aircraft Braking Systems                                 $  363,683,000     $  348,609,000
   Engineered Fabrics                                           66,507,000         60,593,000
   Deferred financing costs not
      allocated to segments                                      7,709,000          8,168,000
   Corporate assets                                              1,410,000          1,364,000
   Income taxes receivable
      not allocated to segments                                         --            851,000
                                                            --------------     --------------
                                                            $  439,309,000     $  419,585,000
                                                            ==============     ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Since 2001, the commercial and general aviation segments of the industry we serve, and our financial results, have been adversely affected by the sluggish economy and the events of September 11, 2001. We believe, however, that conditions have improved throughout the industry and that prospects for us are good in each of the commercial, general aviation and military market sectors. The growing number of regional jets in service should lead to increased business for us, as will new opportunities for original equipment and spare part sales in what has been a stagnant general aviation marketplace. We expect military spending for new aircraft and spare parts to continue at high levels.

On April 22, 2004, a three-year collective bargaining agreement was ratified at Engineered Fabrics. This labor agreement will expire in February 2007.

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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The rate represents the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. We used a 6 3/4% discount rate in 2003 and are using a 6 1/4% discount rate for 2004 to reflect market interest rate conditions.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that the long-term return on our pension plan assets was 9.0% in 2003 and will remain at 9.0% for 2004 to reflect market interest rate conditions.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate being used to calculate the calendar year 2004 postretirement expense is 10.0% in 2004 trending down to 4.5% for 2010.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003

Our sales for the three months ended March 31, 2004 totaled $83,149,000, reflecting an increase of $1,074,000, compared with $82,075,000 for the same period in the prior year. This increase was due to higher sales at

Engineered Fabrics of $3,355,000, partially offset by lower sales at Aircraft Braking Systems of $2,281,000.

Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks, primarily for the Northrop Grumman F-18, the Boeing F-15 and the Sikorsky Blackhawk programs. Partially offsetting this increase was lower sales of oil containment booms.

Commercial sales at Aircraft Braking Systems decreased $1,415,000, primarily due to lower sales of wheels and brakes on the Fokker FO-100, the Boeing DC-10, B-707 and DC-9 programs, partially offset by higher sales on the Embraer 170 program. Military sales decreased $3,230,000, primarily on the Boeing B-1B and Lockheed C-130 programs. Partially offsetting this decrease was higher general aviation sales of $2,364,000, primarily on the Lear 55 and 60 and Gulfstream aircraft.

Our operating income increased $1,554,000 to $22,701,000, or 27.3% of sales for the three months ended March 31, 2004, compared with $21,147,000, or 25.8% of sales for the same period in the prior year. Aircraft Braking Systems operating income was $20,498,000, or 29.8% of sales for the three months ended March 31, 2004, compared with $20,476,000, or 28.8% of sales for the same period in the prior year. Engineered Fabrics operating income was $2,203,000, or 15.4% of sales for the three months ended March 31, 2004, compared with $671,000, or 6.1% of sales for the same period in the prior year.

Aircraft Braking Systems operating income margins increased primarily due to a favorable mix of products sold and lower operating costs, partially offset by the unfavorable overhead absorption effect relating to lower sales and higher program investments. Engineered Fabrics operating income margins increased primarily due to the favorable overhead absorption effect relating to higher sales and operating efficiencies.

Our net interest expense decreased by $1,236,000 for the three months ended March 31, 2004, compared with the same period in the prior year. This decrease was primarily due to a lower average debt balance.

Our effective tax rate of 33.6% for the three months ended March 31, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 26.9% for the three months ended March 31, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years tax reserves no longer needed.

Liquidity and Financial Position

Our cash and cash equivalents totaled $44.5 million at March 31, 2004, compared with $24.5 million at December 31, 2003. Our total debt was $395.0 million at March 31, 2004 and December 31, 2003, and we had $27.2 million (which is net of letters of credit of $2.8 million) available to borrow under our $30.0 million revolving credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness. We do not have to pay principal on our notes until 2007, when $145.0 million of our 9 1/4% notes mature.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at March 31, 2004.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2003. As of March 31, 2004, our contractual obligations have not materially changed from December 31, 2003.

Cash Flows

During the three months ended March 31, 2004, net cash provided by operating activities amounted to $25,262,000, compared with $12,033,000 for the same period in the prior year, an increase of $13,229,000. Our cash flow from operating activities increased from the prior year primarily due to payments made in 2003 to the holders of our common stock in connection with the 2002 recapitalization, and lower increases in inventory in 2004 versus 2003.

During the three months ended March 31, 2004, net cash used in investing activities amounted to $5,179,000 versus $286,000 for the same period in the prior year, an increase of $4,893,000. This increase was primarily due to $4,532,000 of program participation payments made during the three months ended March 31, 2004, compared with no payments made during the same period in the prior year.

Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have $395.0 million of total fixed rate debt outstanding at March 31, 2004. Borrowings under the credit facility bear interest that varies with LIBOR, for which no borrowings were outstanding at March 31, 2004.

Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      31.1   -       Certification of Chief Executive Officer pursuant to
                     Rule 13a-14(a) and Rule 15d-14(a)of the Securities
                     Exchange Act, as amended.

      31.2   -       Certification of Chief Financial Officer pursuant to
                     Rule 13a-14(a) and Rule 15d-14(a)of the Securities
                     Exchange Act, as amended.

      32.1   -       Certification of Chief Executive Office pursuant to
                     18 U.S.C. Section 1350, as adopted pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.

      32.2   -       Certification of Chief Financial Officer pursuant to
                     18 U.S.C. Section 1350, as adopted pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      A report on Form 8-K dated March 29, 2004 was filed regarding the fourth quarter and year ended December 31, 2003 earnings.

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

Dated: May 7, 2004