Form 10-Q
period 2004-06-30
K&F INDUSTRIES INC
filed 2004-08-11
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No[X]

As of August 1, 2004, there were 740,398 shares of common stock outstanding.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                               Page
                                                                               -----
Part I. Consolidated Financial Information

  Item 1.  Consolidated Financial Statements (Unaudited)

           a)   Consolidated Balance Sheets
                as of June 30, 2004 and December 31, 2003                        3

           b)   Consolidated Statements of Operations for the six
                months ended June 30, 2004 and 2003                              4

           c)   Consolidated Statements of Operations
                for the three months ended June 30, 2004 and 2003                4

           d)   Consolidated Statements of Cash Flows for the six
                months ended June 30, 2004 and 2003                              5

           e)   Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  12

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                          16

  Item 4.  Controls and Procedures                                              16

Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                      19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   June 30,                    December 31,
                                                                    2004                          2003
                                                                -------------                -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                     $  44,241,000                $  24,464,000
  Accounts receivable, net                                         40,706,000                   41,595,000
  Inventory                                                        50,203,000                   50,087,000
  Other current assets                                              1,531,000                    1,527,000
  Income taxes receivable                                                  --                      851,000
                                                                -------------                -------------
Total current assets                                              136,681,000                  118,524,000
                                                                -------------                -------------

Property, plant and equipment                                     175,606,000                  175,107,000
  Less, accumulated depreciation and amortization                 114,328,000                  111,527,000
                                                                -------------                -------------
                                                                   61,278,000                   63,580,000
                                                                -------------                -------------

Deferred charges, net of amortization                              56,120,000                   54,232,000
Intangible assets, net of amortization                             15,624,000                   16,238,000
Goodwill                                                          167,011,000                  167,011,000
                                                                -------------                -------------
                                                                $ 436,714,000                $ 419,585,000
                                                                =============                =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                                       $  12,588,000                $  15,029,000
  Interest payable                                                  3,797,000                    3,797,000
  Other current liabilities                                        45,686,000                   49,621,000
                                                                -------------                -------------
Total current liabilities                                          62,071,000                   68,447,000
                                                                -------------                -------------

Pension liabilities                                                26,885,000                   26,885,000
Deferred income taxes                                              21,256,000                   19,373,000
Postretirement benefit obligation other
  than pensions                                                    85,267,000                   84,468,000
Other long-term liabilities                                        16,519,000                   12,383,000
9 1/4% senior subordinated notes due 2007                         145,000,000                  145,000,000
9 5/8% senior subordinated notes due 2010                         250,000,000                  250,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
    1,000,000 shares; issued and
    outstanding, 740,398 shares                                         7,000                        7,000
  Additional paid-in capital                                     (263,259,000)                (263,259,000)
  Retained earnings                                               120,664,000                  104,039,000
  Accumulated other comprehensive loss                            (27,696,000)                 (27,758,000)
                                                                -------------                -------------
Total stockholders' deficiency                                   (170,284,000)                (186,971,000)
                                                                -------------                -------------
                                                                $ 436,714,000                $ 419,585,000
                                                                =============                =============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                 --------------------------------------
                                                   June 30,                  June 30,
                                                     2004                      2003
                                                 ------------              ------------
Sales                                            $166,740,000              $160,021,000

Costs and expenses                                119,995,000               120,250,000

Amortization                                        2,340,000                 2,099,000
                                                 ------------              ------------

Operating income                                   44,405,000                37,672,000

Interest and investment income                        220,000                   227,000

Interest expense                                  (19,724,000)              (21,934,000)
                                                 ------------              ------------

Income before income taxes                         24,901,000                15,965,000

Income tax provision                               (8,276,000)               (4,616,000)
                                                 ------------              ------------

Net income                                       $ 16,625,000              $ 11,349,000
                                                 ============              ============

                See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                   ------------------------------------
                                                     June 30,                 June 30,
                                                       2004                      2003
                                                   -----------              -----------
Sales                                              $83,591,000              $77,946,000

Costs and expenses                                  60,693,000               60,362,000

Amortization                                         1,194,000                1,059,000
                                                   -----------              -----------

Operating income                                    21,704,000               16,525,000

Interest and investment income                         119,000                  142,000

Interest expense                                    (9,861,000)             (10,851,000)
                                                   -----------              -----------

Income before income taxes                          11,962,000                5,816,000

Income tax provision                                (3,926,000)              (1,883,000)
                                                   -----------              -----------

Net income                                         $ 8,036,000              $ 3,933,000
                                                   ===========              ===========

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                        -------------------------------------
                                                          June 30,                 June 30,
                                                           2004                     2003
                                                        -----------              ------------
Cash flows from operating activities:
 Net income                                             $16,625,000              $ 11,349,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                          5,882,000                 6,038,000
   Non-cash interest expense - amortization
    of deferred financing charges                           918,000                 1,069,000
   Non-cash interest income - change in fair
    market value of interest rate swap                           --                (1,615,000)
   Deferred income taxes                                  1,883,000                 1,209,000
   Changes in assets and liabilities:
    Accounts receivable, net                                925,000                 2,482,000
    Inventory                                               (90,000)               (7,336,000)
    Other current assets                                    847,000                    59,000
    Accounts payable, interest payable and
    other current liabilities                            (6,376,000)              (10,377,000)
    Postretirement benefit obligation other
     than pensions                                          799,000                 1,550,000
    Other long-term liabilities                           4,136,000                 4,122,000
                                                        -----------              ------------
 Net cash provided by operating
  activities                                             25,549,000                 8,550,000
                                                        -----------              ------------

Cash flows from investing activities:
 Capital expenditures                                    (1,240,000)               (1,037,000)
 Deferred charges                                        (4,532,000)               (2,000,000)
                                                        -----------              ------------
 Net cash used in investing activities                   (5,772,000)               (3,037,000)
                                                        -----------              ------------

 Net increase in cash and cash equivalents               19,777,000                 5,513,000
 Cash and cash equivalents, beginning of
 period                                                  24,464,000                22,735,000
                                                        -----------              ------------

Cash and cash equivalents, end of period                $44,241,000              $ 28,248,000
                                                        ===========              ============

Supplemental cash flow information:
 Interest paid during period                            $18,806,000              $ 22,279,000
                                                        ===========              ============

 Income taxes paid during the period                    $ 4,379,000              $  3,117,000
                                                        ===========              ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K.

2.    Accounting Pronouncements

      In May 2004, the Financial Accounting Standards Board (the "FASB") issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act ("The Act") of 2003" which supersedes Staff Position No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements are not effective until the third quarter 2004. In accordance with Staff Position No. 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the subsidy because the Company is still evaluating whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    Receivables are summarized as follows:

                                                           June 30,         December 31,
                                                            2004                2003
                                                        -------------       ------------
Accounts receivable, principally
  from commercial customers                             $  36,578,000       $ 35,306,000

Accounts receivable, on U. S.
  Government and other long-term
  contracts                                                 5,369,000          7,505,000

Allowances                                                 (1,241,000)        (1,216,000)
                                                        -------------       ------------

                                                        $  40,706,000       $ 41,595,000
                                                        =============       ============

4.    Inventory consists of the following:

                                                           June 30,         December 31,
                                                            2004               2003
                                                        -------------       ------------
Raw materials and work-in-process                       $  23,873,000       $ 22,324,000

Finished goods                                             13,207,000         15,839,000

Inventoried costs related to U.S.
  Government and other long-term
  contracts                                                13,123,000         11,924,000
                                                        -------------       ------------
                                                        $  50,203,000       $ 50,087,000
                                                        =============       ============

      The Company customarily sells original wheel and brake equipment below cost as an investment in a new airframe which is expected to be recovered through the subsequent sale of replacement parts. These commercial investments (losses) are recognized when original equipment is shipped. Losses on U. S. Government contracts are immediately recognized in full when determinable.

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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    Other current liabilities consist of the following:

                                                     June 30,     December 31,
                                                      2004            2003
                                                   ------------   ------------
Accrued payroll costs                              $ 11,341,000   $ 14,451,000
Accrued property taxes and other taxes                3,446,000      2,711,000
Accrued costs on long-term contracts                  3,831,000      5,061,000
Accrued warranty costs                               15,625,000     13,261,000
Customer credits                                      3,335,000      5,918,000
Postretirement benefit obligation other
  than pensions                                       3,000,000      3,000,000
Other                                                 5,108,000      5,219,000
                                                   ------------   ------------
                                                   $ 45,686,000   $ 49,621,000
                                                   ============   ============

6.    Income Taxes

      Our effective tax rate of 32.8% and 32.4% for the three months ended June 30, 2004 and 2003, respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales.

      Our effective tax rate of 33.2% for the six months ended June 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 28.9% for the six months ended June 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years tax reserves no longer needed.

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

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    Comprehensive Income

                                                               Three Months Ended
                                                    ----------------------------------------
                                                      June 30,                    June 30,
                                                        2004                        2003
                                                    ------------                 -----------
Net income                                          $  8,036,000                 $ 3,933,000

Other comprehensive income:

    Cumulative translation adjustments                   (31,000)                    (33,000)

    Amortization of transition adjustment
      included in interest expense                            --                      46,000
                                                    ------------                 -----------

Comprehensive income                                $  8,005,000                 $ 3,946,000
                                                    ============                 ===========

                                                                Six Months Ended
                                                    ----------------------------------------
                                                      June 30,                    June 30,
                                                       2004                         2003
                                                    ------------                 -----------
Net income                                          $ 16,625,000                 $11,349,000

Other comprehensive income:

    Cumulative translation adjustments                    62,000                      39,000

    Amortization of transition adjustment
      included in interest expense                            --                      92,000
                                                    ------------                 -----------

Comprehensive income                                $ 16,687,000                 $11,480,000
                                                    ============                 ===========

9.   Segments

     The following represents financial information about the Company's segments:

                                                              Three Months Ended
                                                   -----------------------------------------
                                                      June 30,                    June 30,
                                                        2004                        2003
                                                   -------------                ------------
Sales:
    Aircraft Braking Systems                       $  69,162,000                $ 63,560,000
    Engineered Fabrics                                14,429,000                  14,386,000
                                                   -------------                ------------
                                                   $  83,591,000                $ 77,946,000
                                                   =============                ============

Operating Profit:
    Aircraft Braking Systems                       $  19,474,000                $ 14,761,000
    Engineered Fabrics                                 2,230,000                   1,764,000
                                                   -------------                ------------
      Operating income                                21,704,000                  16,525,000
    Interest expense, net                             (9,742,000)                (10,709,000)
                                                   -------------                ------------
      Income before income taxes                   $  11,962,000                $  5,816,000
                                                   =============                ============

                                                        Six Months Ended
                                               -----------------------------------
                                                 June 30,               June 30,
                                                  2004                    2003
                                               ------------           ------------
Sales:
    Aircraft Braking Systems                   $138,039,000           $134,718,000
    Engineered Fabrics                           28,701,000             25,303,000
                                               ------------           ------------
                                               $166,740,000           $160,021,000
                                               ============           ============

Operating Profit:
    Aircraft Braking Systems                   $ 39,972,000           $ 35,237,000
    Engineered Fabrics                            4,433,000              2,435,000
                                               ------------           ------------
      Operating income                           44,405,000             37,672,000
    Interest expense, net                       (19,504,000)           (21,707,000)
                                               ------------           ------------
      Income before income taxes               $ 24,901,000           $ 15,965,000
                                               ============           ============

                                                 June 30,             December 31,
                                                   2004                   2003
                                               ------------           ------------
Total Assets:
    Aircraft Braking Systems                   $358,035,000           $348,609,000
    Engineered Fabrics                           69,896,000             60,593,000
    Deferred financing costs not
      allocated to segments                       7,250,000              8,168,000
    Corporate assets                              1,533,000              1,364,000
    Income taxes receivable
      not allocated to segments                          --                851,000
                                               ------------           ------------
                                               $436,714,000           $419,585,000
                                               ============           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

General

We are a supplier to manufacturers and operators of commercial, general aviation and military aircraft. Since 2001, the commercial and general aviation segments of the industry we serve, and our financial results, have been adversely affected by the sluggish economy and the events of September 11, 2001. We believe, however, that conditions have improved throughout the industry and that prospects for us are good in each of the commercial, general aviation and military market sectors. The growing number of regional jets in service should lead to increased commercial transport business for us. The general aviation marketplace, which had been stagnant, is showing signs of recovery with sales increasing by over 20% for the six months ended June 30, 2004, compared with the same period in the prior year. We expect military spending for new aircraft and spare parts to continue at current levels. However, due to delays in receipt of military orders at Aircraft Braking Systems, we expect military sales in 2004 to be marginally lower than the prior year.

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

Warranty. Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are estimated and accrued.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and June 30, 2003

Our sales for the six months ended June 30, 2004 totaled $166,740,000, reflecting an increase of $6,719,000, compared with $160,021,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $3,321,000 and higher sales at Engineered Fabrics of $3,398,000.

Commercial sales at Aircraft Braking Systems increased $4,899,000, primarily on the Boeing MD-90, the Bombardier CRJ-700 and CRJ-100/200 and the Embraer 170 programs, partially offset by lower sales on the Boeing MD-80 and B-707 programs. General aviation sales increased $5,145,000, primarily on Gulfstream, Lear and Canadair aircraft. Military sales decreased $6,723,000, primarily on the Boeing B-1B and Lockheed C-130 programs.

Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks, primarily for the Boeing F-15, the Northrop Grumman F-18 and the Sikorsky Blackhawk programs.

Our operating income increased $6,733,000, or 26.6% of sales for the six months ended June 30, 2004, compared with 23.5% of sales for the same period in the prior year. Aircraft Braking Systems operating income was $39,972,000, or 29.0% of sales for the six months ended June 30, 2004, compared with $35,237,000, or 26.2% of sales for the same period in the prior year. Engineered Fabrics operating income was $4,433,000, or 15.4% of sales for the six months ended June 30, 2004, compared with $2,435,000, or 9.6% of sales for the same period in the prior year.

Aircraft Braking Systems operating income margins increased primarily due to a favorable mix of products sold, lower operating costs and the favorable overhead absorption effect relating to the higher sales, partially offset by higher program investments. Engineered Fabrics operating income margins increased primarily due to the favorable overhead absorption effect relating to the higher sales and operating efficiencies.

Our net interest expense decreased by $2,203,000 for the six months ended June 30, 2004, compared with the same period in the prior year. This decrease was primarily due to a lower average debt balance.

Our effective tax rate of 33.2% for the six months ended June 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 28.9% for the six months ended June 30, 2003 differs from the statutory rate of 35% due to tax benefits derived from export sales and reversal of prior years tax reserves no longer needed.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and June 30, 2003

Our sales for the three months ended June 30, 2004 totaled $83,591,000, reflecting an increase of $5,645,000, compared with $77,946,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $5,602,000, while Engineered Fabrics sales were level with the prior year.

Commercial sales at Aircraft Braking Systems increased $6,313,000, primarily on the Boeing MD-90 and the Bombardier CRJ-700 and CRJ-100/200 programs. General aviation sales increased $2,781,000, primarily on Canadair and Gulfstream aircraft. Military sales decreased $3,492,000, primarily on the Boeing B-1B, the Northrop Grumman F-14 and various helicopter programs.

Sales at Engineered Fabrics, while level with the prior year, had higher military sales of fuel tanks on the Boeing F-15 and Sikorsky Blackhawk programs, offset by lower sales of oil containment booms.

Our operating income increased $5,179,000 to $21,704,000, or 26.0% of sales for the three months ended June 30, 2004, compared with $16,525,000, or 21.2% of sales for the same period in the prior year. Aircraft Braking Systems operating income was $19,474,000, or 28.2% of sales for the three months ended June 30, 2004, compared with $14,761,000, or 23.2% of sales for the same period in the prior year. Engineered Fabrics operating income was $2,230,000, or 15.5% of sales for the three months ended June 30, 2004, compared with $1,764,000, or 12.3% of sales for the same period in the prior year.

Aircraft Braking Systems operating income margins increased primarily due to the favorable overhead absorption effect relating to the higher sales, a favorable mix of products sold and lower operating costs, partially offset by higher program investments. Engineered Fabrics operating income margins increased primarily due to operating efficiencies.

Our net interest expense decreased by $967,000 for the three months ended June 30, 2004, compared with the same period in the prior year. This decrease was primarily due to a lower average debt balance.

Our effective tax rate of 32.8% and 32.4% for the three months ended June 30, 2004 and 2003, respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales.

Liquidity and Financial Position

Our cash and cash equivalents totaled $44.2 million at June 30, 2004, compared with $24.5 million at December 31, 2003. Our total debt was $395.0 million at June 30, 2004 and December 31, 2003, and we had $27.2 million (which is net of letters of credit of $2.8 million) available to borrow under our $30.0 million revolving credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness. We do not have to pay principal on our notes until 2007, when $145.0 million of our 9 1/4% notes mature.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at June 30, 2004.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, our contractual obligations have not materially changed from December 31, 2003.

================================================================================


Cash Flows

During the six months ended June 30, 2004, net cash provided by operating activities amounted to $25,549,000, compared with $8,550,000 for the same period in the prior year, an increase of $16,999,000. Our cash flow from operating activities increased from the prior year primarily due to payments made in 2003 to the holders of our stock options in connection with the 2002 recapitalization, and lower increases in inventory in 2004 versus 2003.

During the six months ended June 30, 2004, net cash used in investing activities amounted to $5,772,000 versus $3,037,000 for the same period in the prior year, an increase of $2,735,000. This increase was primarily due to $4,532,000 of program participation payments made during the six months ended June 30, 2004, compared with $2,000,000 made during the same period in the prior year.

Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board, or the FASB, issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act, or the Act, of 2003" which supersedes Staff Position No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements are not effective until the third quarter 2004. In accordance with Staff Position No. 106-1, we elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the subsidy because we are still evaluating whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have $395.0 million of total fixed rate debt outstanding at June 30, 2004. Borrowings under the credit facility bear interest that varies with LIBOR, for which no borrowings were outstanding at June 30, 2004.

Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no derivative financial instruments.

ITEM  4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)   Reports on Form 8-K

      A report on Form 8-K dated May 7, 2004 was filed regarding the first quarter 2004 earnings.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     K & F INDUSTRIES, INC.
                                     -----------------------------
                                          Registrant

                                  /s/  DIRKSON R. CHARLES
                                       -----------------------------
                                       Dirkson R. Charles
                                    Chief Financial Officer
                                             and
                                    Registrant's Authorized
                                           Officer

Dated: August 11, 2004