Form 10-Q
period 2004-09-30
K&F INDUSTRIES INC
filed 2004-11-04
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 33-29035

                             K & F Industries, Inc.
             ------------------------------------------------------
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

As of November 1, 2004, there were 740,398 shares of common stock outstanding.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                                      Page
                                                                                      ----
Part  I. Consolidated Financial Information

      Item  1. Consolidated Financial Statements (Unaudited)

                  1)    Consolidated Balance Sheets as of September 30, 2004 and
                        December 31, 2003                                               3

                  b)    Consolidated Statements of Operations for the nine
                        months ended September 30, 2004 and 2003                        4

                  3)    Consolidated Statements of Operations for the three
                        months ended September 30, 2004 and 2003                        5

                  d)    Consolidated Statements of Cash Flows for the nine
                        months ended September 30, 2004 and 2003                        6

                  e)    Notes to Consolidated Financial Statements                      7

      Item  2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   13

      Item  3. Quantitative and Qualitative Disclosures About Market Risk              18

      Item  4. Controls and Procedures                                                 18

Part  II. Other Information

      Item  6. Exhibits                                                                19

Signatures                                                                             20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        September 30,     December 31,
                                                            2004             2003
                                                        -------------    -------------
ASSETS:
Current Assets:
  Cash and cash equivalents                             $  69,961,000    $  24,464,000
  Accounts receivable, net                                 42,170,000       41,595,000
  Inventory                                                51,457,000       50,087,000
  Other current assets                                        869,000        1,527,000
  Income taxes receivable                                          --          851,000
                                                        -------------    -------------
Total current assets                                      164,457,000      118,524,000
                                                        -------------    -------------

Property, plant and equipment                             176,375,000      175,107,000
  Less, accumulated depreciation and amortization         116,046,000      111,527,000
                                                        -------------    -------------
                                                           60,329,000       63,580,000
                                                        -------------    -------------

Deferred charges, net of amortization                      56,506,000       54,232,000
Intangible assets, net of amortization                     15,317,000       16,238,000
Goodwill                                                  167,011,000      167,011,000
                                                        -------------    -------------
                                                        $ 463,620,000    $ 419,585,000
                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current Liabilities:
  Accounts payable, trade                               $  14,695,000    $  15,029,000
  Interest payable                                         13,166,000        3,797,000
  Other current liabilities                                45,048,000       49,621,000
                                                        -------------    -------------
Total current liabilities                                  72,909,000       68,447,000
                                                        -------------    -------------

Pension liabilities                                        26,885,000       26,885,000
Deferred income taxes and other long-term liabilities      39,223,000       31,756,000
Postretirement benefit obligation other than pensions      83,871,000       84,468,000
9 1/4% senior subordinated notes due 2007                 145,000,000      145,000,000
9 5/8% senior subordinated notes due 2010                 250,000,000      250,000,000

Stockholders' Deficiency:
  Common stock, $.01 par value - authorized,
    1,000,000 shares; issued and
    outstanding, 740,398 shares                                 7,000            7,000
  Additional paid-in capital                             (263,259,000)    (263,259,000)
  Retained earnings                                       136,689,000      104,039,000
  Accumulated other comprehensive loss                    (27,705,000)     (27,758,000)
                                                        -------------    -------------
Total stockholders' deficiency                           (154,268,000)    (186,971,000)
                                                        -------------    -------------
                                                        $ 463,620,000    $ 419,585,000
                                                        =============    =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Nine Months Ended
                                               ------------------------------
                                               September 30,    September 30,
                                                   2004             2003
                                               -------------    -------------
Sales                                          $ 257,497,000    $ 247,842,000
Cost of sales                                    147,863,000      145,149,000
                                               -------------    -------------
Gross margin                                     109,634,000      102,693,000
Independent research and development              10,226,000       11,321,000
Selling, general and administrative expenses      23,364,000       23,813,000
Amortization                                       3,552,000        3,174,000
                                               -------------    -------------
Operating income                                  72,492,000       64,385,000
Interest and investment income                       393,000          373,000
Interest expense                                 (29,588,000)     (32,864,000)
                                               -------------    -------------
Income before income taxes                        43,297,000       31,894,000
Income tax provision                             (10,647,000)      (8,356,000)
                                               -------------    -------------
Net income                                     $  32,650,000    $  23,538,000
                                               =============    =============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                               -----------------------------
                                               September 30,   September 30,
                                                   2004            2003
                                               -------------   -------------
Sales                                          $ 90,757,000    $ 87,821,000
Cost of sales                                    50,101,000      49,139,000
                                               ------------    ------------
Gross margin                                     40,656,000      38,682,000
Independent research and development              3,441,000       3,963,000
Selling, general and administrative expenses      8,866,000       6,931,000
Amortization                                      1,212,000       1,075,000
                                               ------------    ------------
Operating income                                 27,137,000      26,713,000
Interest and investment income                      173,000         146,000
Interest expense                                 (9,864,000)    (10,930,000)
                                               ------------    ------------
Income before income taxes                       17,446,000      15,929,000
Income tax provision                             (2,371,000)     (3,740,000)
                                               ------------    ------------
Net income                                     $ 15,075,000    $ 12,189,000
                                               ============    ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2004            2003
                                                   -------------   -------------
Cash flows from operating activities:
 Net income                                        $ 32,650,000    $ 23,538,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                      8,874,000       9,090,000
   Non-cash interest expense - amortization
    of deferred financing charges                     1,377,000       1,604,000
   Non-cash interest income - change in fair
   market value of interest rate swap                        --      (2,590,000)
   Deferred income taxes                              1,323,000       4,448,000
   Changes in assets and liabilities:
    Accounts receivable, net                           (544,000)     (4,731,000)
    Inventory                                        (1,348,000)     (7,093,000)
    Other current assets                              1,509,000         629,000
    Accounts payable, interest payable and
    other current liabilities                         4,462,000        (265,000)
    Postretirement benefit obligation other
     than pensions                                     (597,000)      2,324,000
    Other long-term liabilities                       6,144,000       6,230,000
                                                   ------------    ------------
 Net cash provided by operating
  activities                                         53,850,000      33,184,000
                                                   ------------    ------------
Cash flows from investing activities:
 Capital expenditures                                (2,071,000)     (2,384,000)
 Deferred charges                                    (6,282,000)     (3,049,000)
                                                   ------------    ------------
 Net cash used in investing activities               (8,353,000)     (5,433,000)
                                                   ------------    ------------
 Net increase in cash and cash equivalents           45,497,000      27,751,000
Cash and cash equivalents, beginning of
 period                                              24,464,000      22,735,000
                                                   ------------    ------------
Cash and cash equivalents, end of period           $ 69,961,000    $ 50,486,000
                                                   ============    ============
Supplemental cash flow information:
 Interest paid during period                       $ 18,842,000    $ 23,323,000
                                                   ============    ============
 Income taxes paid during the period               $  6,419,000    $  3,117,000
                                                   ============    ============

                 See notes to consolidated financial statements.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared by K & F Industries, Inc. and Subsidiaries (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K.

2.    Accounting Pronouncements

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

      In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which supersedes Staff Position No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

      The Company had elected to defer any accounting for the effects of the Act pursuant to Staff Position No. 106-1. The Company adopted Staff Position No. 106-2 as of July 1, 2004, the beginning of its third quarter, retroactive to January 1, 2004. The Company and its actuarial advisors determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the effects of the Act on the recorded Accumulated Plan Benefit Obligation ("APBO") as of January 1, 2004. The effect of the federal subsidy to which the Company is entitled has been estimated to decrease the APBO by $11.5 million.

      The decrease in the APBO was treated as a gain, which is being amortized prospectively from January 1, 2004. The table below details the reduction in net periodic postretirement cost by component, which is included in the three and nine months ended September 30, 2004, as a result of the Act and the adoption of Staff Position No. 106-2.

2.

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                       Three Months Ended   Nine Months Ended
                                       ------------------   ------------------
                                       September 30, 2004   September 30, 2004
                                       ------------------   ------------------
Service cost                                $ 60,000            $  180,000
Interest cost                                185,000               555,000
Recognized actuarial gain                    230,000               690,000
                                            --------            ----------
Net periodic postretirement benefit cost    $475,000            $1,425,000
                                            ========            ==========

3.    Receivables are summarized as follows:

                                    September 30,        December 31,
                                       2004                  2003
                                    -------------        ------------
Accounts receivable, principally
 from commercial customers          $ 39,818,000         $ 35,306,000
Accounts receivable, on U. S.
 Government and other long-term
 contracts                             3,593,000            7,505,000
Allowances                            (1,241,000)          (1,216,000)
                                    ------------         ------------
                                    $ 42,170,000         $ 41,595,000
                                    ============         ============

4.    Inventory consists of the following:

                                    September 30,        December 31,
                                        2004                2003
                                    -------------        ------------
Raw materials and work-in-process    $26,393,000          $22,324,000
Finished goods                        11,759,000           15,839,000
Inventoried costs related to U.S.
 Government and other long-term
 contracts                            13,305,000           11,924,000
                                     -----------          -----------
                                     $51,457,000          $50,087,000
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

5.    Other current liabilities consist of the following:

                                          September 30,  December 31,
                                              2004           2003
                                          ------------   ------------
Accrued payroll costs                      $12,482,000    $14,451,000
Accrued property taxes and other taxes       2,002,000      2,711,000
Accrued costs on long-term contracts         2,448,000      5,061,000
Accrued warranty costs                      14,053,000     13,261,000
Customer credits                             4,251,000      5,918,000
Postretirement benefit obligation other
  than pensions                              3,000,000      3,000,000
Accrued income taxes                         1,475,000             --
Other                                        5,337,000      5,219,000
                                           -----------    -----------

                                           $45,048,000    $49,621,000
                                           ===========    ===========

6.    Income Taxes

      The Company's effective tax rate of 13.6% and 23.5% for the three months ended September 30, 2004 and 2003, respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales and reversals of prior years tax reserves no longer needed. The decrease in the effective tax rate for the three months ended September 30, 2004, as compared with the same period in the prior year, is primarily due to a higher amount of tax reserves no longer needed and greater tax benefits derived from export sales.

      The Company's effective tax rate of 24.6% and 26.2% for the nine months ended September 30, 2004 and 2003, respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales and reversals of prior years tax reserves no longer needed.

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

                    K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    Comprehensive Income

                                                   Three Months Ended
                                              -----------------------------
                                              September 30,   September 30,
                                                  2004            2003
                                              -------------   -------------
Net income                                     $ 15,075,000    $12,189,000
Other comprehensive income:
  Cumulative translation adjustments                 (9,000)        55,000
  Amortization of transition adjustment
    included in interest expense                         --         46,000
                                               ------------    -----------
  Comprehensive income                         $ 15,066,000    $12,290,000
                                               ============    ===========

                                                    Nine Months Ended
                                              -----------------------------
                                              September 30,   September 30,
                                                  2004            2003
                                              -------------   -------------
Net income                                     $32,650,000     $23,538,000
Other comprehensive income:
  Cumulative translation adjustments                53,000          94,000
  Amortization of transition adjustment
   included in interest expense                         --         138,000
                                               -----------     -----------
  Comprehensive income                         $32,703,000     $23,770,000
                                               ===========     ===========

9.    Segments

      The following represents financial information about the Company's segments:

                                                   Three Months Ended
                                              -----------------------------
                                              September 30,   September 30,
                                                  2004            2003
                                              -------------   -------------
Sales:
  Aircraft Braking Systems                     $75,166,000     $73,292,000
  Engineered Fabrics                            15,591,000      14,529,000
                                               -----------     -----------
                                               $90,757,000     $87,821,000
                                               ===========     ===========
Operating Profit:
  Aircraft Braking Systems                     $24,738,000     $24,709,000
  Engineered Fabrics                             2,399,000       2,004,000
                                               -----------     -----------
  Operating income                              27,137,000      26,713,000
  Interest expense, net                         (9,691,000)    (10,784,000)
                                                ----------     -----------
      Income before income taxes               $17,446,000     $15,929,000
                                               ===========     ===========

                     K & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     Nine Months Ended
                                               ------------------------------
                                               September 30,    September 30,
                                                   2004             2003
                                               -------------    -------------
Sales:
    Aircraft Braking Systems                   $ 213,205,000      208,010,000
    Engineered Fabrics                            44,292,000       39,832,000
                                               -------------    -------------
                                               $ 257,497,000    $ 247,842,000
                                               =============    =============
Operating Profit:
    Aircraft Braking Systems                   $  65,360,000    $  59,946,000
    Engineered Fabrics                             7,132,000        4,439,000
                                               -------------    -------------
      Operating income                            72,492,000       64,385,000
    Interest expense, net                        (29,195,000)     (32,491,000)
                                               -------------    -------------
      Income before income taxes               $  43,297,000    $  31,894,000
                                               =============    =============

                                               September 30,    December 31,
                                                   2004             2003
                                               ------------     ------------
Total Assets:
    Aircraft Braking Systems                   $384,302,000     $348,609,000
    Engineered Fabrics                           71,142,000       60,593,000
    Deferred financing costs not
      allocated to segments                       6,791,000        8,168,000
    Corporate assets                              1,385,000        1,364,000
    Income taxes receivable
      not allocated to segments                          --          851,000
                                               ------------     ------------
                                               $463,620,000     $419,585,000
                                               ============     ============

10.   Subsequent Event

      On October 15, 2004, K & F Industries, Inc. entered into a stock purchase agreement in which it agreed to be acquired by an affiliate of Aurora Capital Group, for a purchase price of $1.06 billion in cash.

      The transaction is expected to close in November 2004 and to be financed with a new credit facility, including a funded term loan facility of $480 million and an unfunded (at closing) $50 million revolving credit facility, $315 million of new senior subordinated notes and $315 million of equity capital.

      The cash consideration will be used to repay the Company's existing indebtedness, with the balance paid to the Company's existing stockholders and optionholders. In connection with the transaction, on October 20, 2004, the Company commenced cash tender offers for all of the existing senior subordinated notes.

      The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, pursuant to which the total purchase price of the acquisition, including related fees and expenses, will be allocated to the Company's net assets based upon its estimates of fair value. The preliminary results of the allocation of the excess of the purchase price over the fair value of net tangible assets acquired, would result in the recording of goodwill of approximately $951 million and intangible assets of $254 million.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

General

We are a manufacturer of aircraft wheels, brakes, brake control systems and flexible bladder fuel tanks for commercial, general aviation and military aircraft. We service a diversified portfolio of customers across the commercial transport, general aviation and military sectors, such that declines in any one market have often been offset by increased revenues in another. For example, the commercial transport and general aviation markets that we serve were adversely affected by the events of September 11, 2001, but the downturn in those markets was partially offset by an increase in military aircraft spending.

We believe that conditions in the commercial transport and general aviation markets have improved and the regional jet market, in particular, will provide new opportunities for replacement part sales. Since the beginning of 2004, our sales and bookings in both commercial transport and general aviation sectors have shown recovery from this downturn. During the same period, our military business has leveled off, but we expect military aircraft spending to continue at current levels.

The Acquisition

On October 15, 2004, we entered into a stock purchase agreement in which we agreed to be acquired by an affiliate of Aurora Capital Group, for a purchase price of $1.06 billion in cash.

The transaction is expected to close in November 2004 and to be financed with a new credit facility, including a funded term loan facility of $480 million and an unfunded (at closing) $50 million revolving credit facility, $315 million of new senior subordinated notes and $315 million of equity capital.

The cash consideration will be used to repay our existing indebtedness, with the balance paid to our existing stockholders and optionholders. In connection with the transaction, on October 20, 2004, we commenced cash tender offers for all of our existing senior subordinated notes.

The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, pursuant to which the total purchase price of the acquisition, including related fees and expenses, will be allocated to our net assets based upon our estimates of fair value. The preliminary results of the allocation of the excess of the purchase price over the fair value of net tangible assets acquired, would result in the recording of goodwill of approximately $951 million and intangible assets of $254 million.

Critical Accounting Policies and Estimates

This section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, workers compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that the long-term return on our pension plan assets was 9.0% in 2003 and will remain at 9.0% for 2004 to reflect market conditions.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and September 30, 2003

Our sales for the nine months ended September 30, 2004 totaled $257,497,000, reflecting an increase of $9,655,000, compared with $247,842,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $5,195,000 and higher sales at Engineered Fabrics of $4,460,000.

Commercial sales at Aircraft Braking Systems increased $11,064,000, primarily on the Bombardier CRJ-700 and CRJ-100/200, the Embraer 170 and Boeing MD-90 programs, partially offset by lower sales on the Boeing MD-80 and B-707 programs. General aviation sales increased $7,019,000, primarily on Gulfstream, Lear, Israeli Aircraft Industries and Canadair aircraft. Military sales decreased $12,888,000, primarily on the Boeing B-1B, the Lockheed Martin C-130 and F-16, and the Northrop Grumman F-14 programs.

Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks for the Boeing F-15, the Northrop Grumman F-18 and T-38 and the Sikorsky Blackhawk programs, higher sales of iceguards on the Bell/Boeing V-22 program, partially offset by lower sales of oil containment booms.

Our gross margin for the nine months ended September 30, 2004 was 42.6%, compared with 41.4% for the same period in the prior year. Aircraft Braking Systems' gross margin was $100,002,000, or 46.9% of sales for the nine months ended September 30, 2004, compared with $94,431,000 or 45.4% of sales for the same period in the prior year. Engineered Fabrics' gross margin was $9,632,000,or 21.7% of sales for the nine months ended September 30, 2004, compared with $8,262,0000, or 20.7% of sales for the same period in the prior year.

Aircraft Braking Systems' gross margin increased primarily due to a favorable mix of products sold, lower operating costs and the favorable overhead absorption effect relating to the higher sales, partially offset by higher program investments. Engineered Fabrics' gross margin increased primarily due to the favorable overhead absorption effect relating to the higher sales and operating efficiencies.

Independent research and development costs were $10,226,000 for the nine months ended September 30, 2004, compared with $11,321,000 for the same period in the prior year. This decrease was primarily due to lower costs associated with the Embraer 170 and various other programs, partially offset by higher costs on the China ARJ 21 and Dassault Falcon 7X programs.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were level with the same period in the prior year.

Our net interest expense was $29,195,000 for the nine months ended September 30, 2004, compared with $32,491,000 for the same period in the prior year. This decrease was primarily due to a lower average debt balance.

Our effective tax rate of 24.6% and 26.2% for the nine months ended September 30, 2004 and 2003, respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales and reversals of prior years tax reserves no longer needed.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and September 30, 2003

Our sales for the three months ended September 30, 2004 totaled $90,757,000, reflecting an increase of $2,936,000, compared with $87,821,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $1,874,000 and Engineered Fabrics of $1,062,000.

Commercial sales at Aircraft Braking Systems increased $6,176,000, primarily on the Bombardier CRJ-700 and Boeing DC-10 programs. General aviation sales increased $1,863,000, primarily on Israeli Aircraft Industries, Gulfstream and Lear aircraft. Military sales decreased $6,165,000, primarily on the Boeing B-1B, the Lockheed Martin F-16 and C-130, and the Northrop Grumman F-14 programs.

Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks on the Boeing F-15, Bell Helicopter UH-1H Huey and Northrop Grumman T-38 programs, partially offset by lower sales of oil containment booms.

Our gross margin for the three months ended September 30, 2004 was 44.8%, compared with 44.0% for the same period in the prior year. Aircraft Braking Systems' gross margin was $37,355,000, or 49.7% of sales for the three months ended September 30, 2004, compared with $35,532,000, or 48.5% of sales for the same period in the prior year. Engineered Fabrics' gross margin was $3,301,000, or 21.2% of sales for the three months ended September 30, 2004, compared with $3,150,000, or 21.7% of sales for the same period in the prior year.

Aircraft Braking Systems' gross margin increased primarily due to a favorable mix of products sold, lower operating costs and the favorable overhead absorption effect relating to the higher sales, partially offset by higher program investments. Engineered Fabrics' gross margin decreased primarily due to unfavorable mix of products sold, partially offset by the favorable overhead absorption effect relating to the higher sales and operating efficiencies.

Independent research and development costs were $3,441,000 for the three months ended September 30, 2004, compared with $3,963,000 for the same period in the prior year. This decrease was primarily due to lower costs associated with the Embraer 170 and various other programs, partially offset by higher costs on the China ARJ 21.

Selling, general and administrative expenses were $8,866,00 for the three months ended September 30, 2004, compared with $6,931,000 for the same period in the prior year. This increase was primarily due to higher costs associated with performance-related incentive compensation.

Our net interest expense was $9,691,000 for the three months ended September 30, 2004, compared with $10,784,000 for the same period in the prior year. This decrease was primarily due to a lower average debt balance.

Our effective tax rate of 13.6% and 23.5% for the three months ended September 30, 2004 and 2003, respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales and reversals of prior years tax reserves no longer needed. The decrease in the effective tax rate for the three months ended September 30, 2004, as compared with the same period in the prior year, is primarily due to a higher amount of tax reserves no longer needed and greater tax benefits derived from export sales.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $70.0 million at September 30, 2004, compared with $24.5 million at December 31, 2003. Our total debt was $395.0 million at September 30, 2004 and December 31, 2003, and we had $28.0 million (which is net of letters of credit of $2.0 million) available to borrow under our $30.0 million revolving credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness. We do not have to pay principal on our notes until 2007, when $145.0 million of our 9 1/4% notes mature.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations and material lease obligations. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at September 30, 2004.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2003. As of September 30, 2004, our contractual obligations have not materially changed from December 31, 2003.

Cash Flows

During the nine months ended September 30, 2004, net cash provided by operating activities amounted to $53,850,000, compared with $33,184,000 for the same period in the prior year, an increase of $20,666,000. Our cash flow from operating activities increased from the prior year primarily due to payments made in 2003 to the holders of our stock options in connection with the 2002 recapitalization, lower increases in inventory and accounts receivable in 2004 versus 2003, and lower interest payments, partially offset by higher income tax payments.

During the nine months ended September 30, 2004, net cash used in investing activities amounted to $8,353,000 versus $5,433,000 for the same period in the prior year, an increase of $2,920,000. This increase was primarily due to $6,282,000 of program participation payments made during the nine months ended September 30, 2004, compared with $3,049,000 made during the same period in the prior year.

Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act, which supersedes Staff Position No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

We had elected to defer any accounting for the effects of the Act pursuant to Staff Position No. 106-1. We adopted Staff Position No. 106-2 as of July 1, 2004, the beginning of our third quarter, retroactive to January 1, 2004. We and our actuarial advisors determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. We remeasured the effects of the Act on the recorded Accumulated Plan Benefit Obligation ("APBO") as of January 1, 2004. The effect of the federal subsidy to which we are entitled has been estimated to decrease the APBO by $11.5 million.

The decrease in the APBO was treated as a gain, which is being amortized prospectively from January 1, 2004. The table below details the reduction in net periodic postretirement cost by component, which is included in the three and nine months ended September 30, 2004, as a result of the Act and the adoption of Staff Position No. 106-2.

                                        Three Months Ended     Nine Months Ended
                                        ------------------     ------------------
                                        September 30, 2004     September 30, 2004
                                        ------------------     ------------------
Service cost                                 $ 60,000             $  180,000
Interest cost                                 185,000                555,000
Recognized actuarial gain                     230,000                690,000
                                             --------             ----------
Net periodic postretirement benefit cost     $475,000             $1,425,000
                                             ========             ==========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have $395.0 million of total fixed rate debt outstanding at September 30, 2004. Borrowings under the credit facility bear interest that varies with LIBOR, for which no borrowings were outstanding at September 30, 2004.

Given that all of our outstanding debt is at a fixed rate, a 10% change in interest rates would not have a significant impact on fair values, cash flows or earnings. We have no derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 4, 2004