Form 10-K
period 2004-12-31
K&F INDUSTRIES INC
filed 2005-03-30
CIK 851797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 33-29035

                              K&F INDUSTRIES, INC.
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

     There is no trading market for the registrant's common stock and none of the registrant's common stock is held by non-affiliates of the registrant. As of March 1, 2005, there were 1,000 shares of common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              K&F INDUSTRIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities................................................   20
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   22
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   34
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   35
Item 9A.  Controls and Procedures.....................................   35

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership and Certain Beneficial Owners and
            Management and Related Stockholder Matters................   44
Item 13.  Certain Relationships and Related Transactions..............   47
Item 14.  Principal Accountant Fees and Services......................   50

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   51
          Index to Exhibits...........................................   51
          Signatures..................................................   54

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. They include statements relating to future revenues and expenses, the expected growth of our business, spending by the United States government on defense, future levels of business in the commercial and general aviation industries, competition from other suppliers and the effect of environmental or similar laws and determinations in lawsuits.

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

     References in this Annual Report on Form 10-K to "we," "us," "our," "K&F," "K&F Industries," and the "Company" refer to K&F Industries, Inc., together with its subsidiaries. References to "K&F Acquisition" refer to K&F Acquisition, Inc. prior to the merger of K&F Acquisition with and into K&F Industries and to K&F Industries upon and following the consummation of such merger. References to "K&F Parent" refer to K&F Parent, Inc., the indirect parent company of K&F Industries, and references to "Intermediate Holdco" refer to K&F Intermediate Holdco, Inc., a wholly owned subsidiary of K&F Parent and the direct parent company of K&F. All references to events or activities which occurred prior to the acquisition, as discussed below, relate to K&F "Predecessor."

                                     PART I

ITEM I.  BUSINESS

THE ACQUISITION AND RELATED FINANCINGS

     On November 18, 2004, we were acquired by an affiliate of Aurora Capital Group for cash of approximately $1.06 billion. A portion of the cash consideration was used to repay substantially all of our then existing indebtedness and our fees and expenses as well as those of certain of our stockholders in connection with the acquisition, with the balance paid to our prior equityholders. We refer to this transaction as the "Acquisition."

     The Acquisition was financed with $795.0 million of debt financing described below and $309.8 million of preferred and common equity capital from affiliates of Aurora Capital Group and certain co-investors. K&F Parent contributed the $309.8 million of equity to Intermediate Holdco which then contributed such proceeds as equity to K&F Acquisition prior to the merger of K&F Acquisition with and into K&F. In addition, K&F Parent issued a note in the amount of approximately $14.7 million payable to the selling equityholders for the estimated tax benefits to be received by us due to the payment of fees and premiums in connection with the tender offers we made for our 9 1/4% senior subordinated notes due 2007, or our "9 1/4% notes," and 9 5/8% senior subordinated notes due 2010, or our "9 5/8% notes," and collectively our "prior senior subordinated notes" and other transaction expenses. The note will mature in May 2005, and we anticipate receiving the proceeds of a tax refund in the approximate amount of the note at about the same time.

     We also entered into the following financing transactions, or the "Financing Transactions," which we refer to, together with the Acquisition, as the "Transactions:"

     - the issuance of $315.0 million of 7 3/4% senior subordinated notes due 2014, which we refer to as the "7 3/4% notes;"

     - the closing of a new $530.0 million senior secured credit facility, which we refer to as the "new credit facility," consisting of a six-year $50.0 million revolving credit facility (undrawn at Acquisition date except for $2.0 million of letters of credit) and an eight-year $480.0 million term loan facility; and

     - the repurchase pursuant to tender offers and consent solicitations, or the "tender offers," of $138.9 million of our previously outstanding
       9 1/4% notes and $249.4 million of our previously outstanding 9 5/8% notes. As a result of receiving the requisite consents, we entered into a supplemental indenture with the trustee and the guarantors under the applicable indentures to eliminate certain restrictive covenants contained in such indentures.

     On December 23, 2004, we redeemed the remaining $6.1 million principal amount of our 9 1/4% notes that were not tendered in the tender offer. An aggregate principal amount of $577,000 of our 9 5/8% notes remains outstanding and are governed by the related amended indenture.

THE COMPANY

     We sell our products to a wide range of major airframe manufacturers, commercial airlines and replacement part distributors and to the United States and certain foreign governments. We are, through our wholly-owned subsidiary, Aircraft Braking Systems Corporation, or Aircraft Braking Systems, one of the world's leading manufacturers of aircraft wheels, brakes and brake control systems for commercial transport, military and general aviation aircraft. During the year ended December 31, 2004, approximately 83% of our total revenues were derived from sales made by Aircraft Braking Systems. In addition, we believe we are, through our wholly-owned subsidiary, Engineered Fabrics Corporation, or Engineered Fabrics, the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 60% of the worldwide general aviation and commercial transport markets and over 50% of the domestic military market for those products. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics with storage, shipping, environmental and rescue applications for military and commercial uses. During the year ended December 31, 2004, approximately 17% of our total revenues were derived from sales made by Engineered Fabrics.

     We were incorporated in Delaware on March 13, 1989.

AIRCRAFT BRAKING SYSTEMS

     Aircraft Braking Systems' products are used on approximately 27,000 commercial transport, general aviation and military aircraft worldwide. U.S. and foreign governmental authorities, including the Federal Aviation Administration, or the "FAA," impose strict certification requirements for new aircraft programs, including the wheel and brake systems. Once a manufacturer's wheels and brakes have been installed on an aircraft, these governmental authorities generally require certified replacement parts for such systems be provided by an approved manufacturer. In addition, regional and general aviation aircraft manufacturers typically select one manufacturer to supply original wheels and brakes for an entire fleet of aircraft, and such manufacturer typically becomes the sole source supplier for replacement parts. As a result, approximately 75% of Aircraft Braking Systems' revenues are derived from programs supplied on a sole source basis.

     Aircraft manufacturers and wheel and brake suppliers, in conjunction with the FAA, require the replacement of aircraft wheels and brakes at regular intervals, which generally averages once or twice a year for high-cycle commercial aircraft, i.e. regional jets. When Aircraft Braking Systems' products have been certified and installed on an aircraft, we typically generate recurring revenues from sales of replacement parts over the life of the aircraft, which for most modern aircraft is 25 years or longer. As a result, more than 75% of Aircraft Braking Systems' revenues are derived from the sale of high-margin replacement parts.

     We believe that Aircraft Braking Systems is the largest supplier of wheels and brakes for (1) high-cycle regional jets, which make more frequent landings than long-range commercial aircraft, (2) high-end general aviation aircraft and
(3) the U.S. military. Aircraft Braking Systems also manufactures brake control systems for use on a variety of commercial transport, general aviation and military aircraft. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     In the commercial transport market, Aircraft Braking Systems' products are used on a broad range of large commercial transport (120 seats or more), regional jet (between 30 and 120 seats) and other commuter aircraft. We provide replacement parts for aircraft manufactured by, among others, Boeing, Airbus, Bombardier and Embraer, as well as to commercial airlines and replacement part distributors. Aircraft Braking Systems' general aviation market includes products for business and personal aircraft (19 seats or less), and its customers include airframe manufacturers such as Gulfstream, Raytheon Aircraft, Learjet, Canadair, Cessna, Dassault and Israeli Aircraft Industries, and distributors, such as Aviall. In the military market, Aircraft Braking Systems' products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Substantially all of our military products are sold to the U.S. Department of Defense, foreign governments and airframe manufacturers, including Lockheed Martin, Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan.

     During the year ended December 31, 2004, 83% of our total revenues were derived from sales made by Aircraft Braking Systems.

ENGINEERED FABRICS

     We believe Engineered Fabrics is the leading worldwide manufacturer of flexible bladder fuel tanks for aircraft and helicopters, supplying approximately 60% of the flexible bladder fuel tanks for the worldwide commercial transport and general aviation markets and over 50% of these tanks for the U.S. military. With its proprietary technology, Engineered Fabrics is the only FAA-certified supplier of polyurethane manufactured fuel tanks in the United States, which feature "selfsealing" technology that significantly reduces the potential for fires, leaks and spilled fuel following a crash.

     During the year ended December 31, 2004, 17% of our total revenues were derived from sales made by Engineered Fabrics.

OUR STRATEGY

     EXPAND OUR PRESENCE ON HIGH-CYCLE REGIONAL JETS. Aircraft Braking Systems has focused on expanding its presence on high-cycle regional jets, which make more frequent landings than long-range commercial aircraft and thus require more frequent replacement of wheels and brakes. As a result, we believe that Aircraft Braking Systems is now the largest supplier of wheels and brakes for regional jets, with a 41% worldwide market share. We believe that regional jets represent a significant and fast growing segment of the commercial aircraft market. Since 2002, passenger traffic on regional jets has averaged over 20% annual growth. We intend to capitalize on the growing number of regional jets in service and the resulting opportunities for original equipment and replacement part sales.

     FOCUS ON HIGH-END GENERAL AVIATION AIRCRAFT. We focus on high-end business jet platforms within the general aviation sector. We expect increased use of aircraft within this sector due to the growing popularity of "fractional" ownership of aircraft, which today account for approximately 40% of new business jet backlog. Fractional fleet aircraft are used more often than corporate or personal aircraft, resulting in more frequent replacement of wheels and brakes. We expect that business jet utilization will also benefit from the perception of greater safety, as well as more convenient security checks. We believe that Aircraft Braking Systems already provides braking equipment for more than 50% of the business jets in the worldwide general aviation fleet.

     INCREASE OUR LEADERSHIP IN THE MILITARY AIRCRAFT MARKET. We believe we are the largest supplier of wheels, brakes and flexible bladder fuel tanks to the U.S. military. The U.S. defense budget for aircraft procurement has grown from $18.0 billion in 2001 to $23.8 billion in 2005. We expect this increased defense spending will benefit the fleet of more than 11,000 military aircraft already in our portfolio through replenishment, upgrades and modernization activities and may lead to additional program opportunities.

AIRCRAFT PROGRAM SELECTION AND LIFECYCLE STAGES

     Due to the cost and time commitment associated with the aircraft certification process, competition among aircraft wheel and brake suppliers most often occurs at the time the airframe manufacturer makes its initial installation decision. Generally, competing suppliers submit proposals in response to requests for bids from manufacturers, although in recent years, Aircraft Braking Systems has occasionally teamed with landing gear manufacturers to respond to requests for proposals for a complete or "dressed" landing gear system. Selections are made by the manufacturer on the basis of technological superiority, conformity to design criteria established by the manufacturer and pricing considerations. Typically, general aviation aircraft and military manufacturers will select one supplier of wheels and brakes for a particular aircraft. In the commercial transport market, however, there will often be "dual sourcing" of wheels and brakes. In that case, an airframe manufacturer may approve and receive FAA certification to configure a particular airframe with equipment provided by two or more wheel and brake manufacturers. Generally, where more than one supplier has been certified, the aircraft customer, such as a major airline, will designate the original equipment to be installed on its aircraft. Competition among certified suppliers for that airline's initial installation decision generally focuses on such factors as the system's "cost-per-landing," given certain assumptions concerning the frequency of replacements required and the impact that the weight of the system has on the airline's ability to load the aircraft with passengers, freight or fuel, and the technical operating performance characteristics of the wheel and brake systems. Once selected, airlines rarely replace entire wheel and brake systems.

     In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies at or below cost in order to win selection of their products by airframe manufacturers and airlines. These investments are typically recouped through the sale of replacement parts within the first half of the life of an aircraft. The average life for most modern aircraft is over 25 years. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

     The lifecycle of a typical aircraft program consists of four stages: (1) the development stage, (2) the growth stage, (3) the mature stage and (4) the decline stage. During the development stage the aircraft manufacturer will select suppliers for various components and parts, including wheels, brakes and brake control or anti-skid systems. Airframe manufacturers work with such suppliers to obtain certification of the airframe and its parts. No revenues are generated by the suppliers during this stage, as the program has not yet begun production. Once the program has been certified, the program enters the growth stage and the airframe manufacturer will commence and complete the production of the aircraft fleet. During this stage, aircraft wheel and brake suppliers continue to invest in the original equipment outfitted on new deliveries of commercial and general aviation aircraft by delivering such equipment at less than cost, but also receive cash flows from replacement parts provided to those planes already in service. The mature stage for an aircraft program begins after the entire fleet has been delivered. This is the most profitable stage, as no additional investments are required and the maximum number of program aircraft are then in service. The decline stage begins when individual planes are taken out of service. Although aircraft wheel and brake suppliers still realize cash flows during this stage, replacement part orders decrease as the size of the operating fleet shrinks.

     The following table illustrates the lifecycle of a typical commercial aircraft program:

PROGRAM LIFECYCLE STAGES

                     DURATION OF
STAGE OF LIFECYCLE      STAGE                            CHARACTERISTICS
------------------   -----------                         ---------------
                                   -- Time period up through certification of aircraft and
Development........    2-4 years   parts
                                   -- Design and development of aircraft and parts
                                   -- No revenues generated by Aircraft Braking Systems
                                   -- Planes certified
Growth.............   8-15 years   -- Planes delivered
                                   -- Investment by Aircraft Braking Systems in original
                                   equipment (cash outflows)
                                   -- Cash inflows to Aircraft Braking Systems from replacement parts
Mature.............  10-20 years   -- Most profitable stage for Aircraft Braking Systems
                                   -- Full program fleet in flight, but program no longer in
                                      production
                                   -- No program investments by Aircraft Braking Systems
                                   -- Cash inflows to Aircraft Braking Systems from replacement parts
Decline............  10-15 years   -- Planes in fleet gradually taken out of service
                                   -- Continued, but decreasing, cash inflows to Aircraft
                                      Braking Systems

PRODUCTS

     The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of our total sales:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2004      2003      2002
                                                              -----     -----     -----
Wheels and brakes...........................................    76%       77%       80%
Brake control systems.......................................     7         7         7
Fuel tanks..................................................    13        12        11
Other.......................................................     4         4         2
                                                               ---       ---       ---
Total.......................................................   100%      100%      100%
                                                               ===       ===       ===

     Aircraft Braking Systems. Aircraft Braking Systems is one of the world's leading manufacturers of wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. The braking systems produced by Aircraft Braking Systems are either carbon-based or steel-based. While steel-based systems typically are sold for less than carbon-based systems, these systems generally require more frequent replacement because their steel brake pads tend to wear more quickly.

     Aircraft Braking Systems' products are installed on approximately 27,000 commercial transport, general aviation and military aircraft. Current fleets of commercial transport aircraft include the DC-9, DC-10, Fokker FO-100/70, Fokker F-27/28, Fokker F-50/60, Fairchild Dornier DO-228, Bombardier CRJ-100/200 and CRJ-700, Saab 340 and Saab 2000, for all of which Aircraft Braking Systems is the sole certified supplier. In addition, Aircraft Braking Systems is a supplier of replacement parts for the dual-sourced MD-80 program.

     Aircraft Braking Systems' wheels and brakes have been selected for use on a number of high-cycle airframe designs, including the Airbus A-320 and A-321 and the MD-80 Series. Aircraft Braking Systems is also the sole certified supplier for the Boeing MD-90 and Bombardier's CRJ-100/200, CRJ-440, CRJ-700 and CRJ-900 regional jets. In addition, Aircraft Braking Systems is the sole certified supplier of wheels and carbon brakes for the Embraer 170, 175, 190 and 195 aircraft, a family of regional jets, with the first platform having entered service during 2004.

     In general aviation, we have been selected to supply the wheels and brakes for the new Dassault Falcon 7X long-range business jet, and we supply wheels and brakes for such general aviation aircraft in production as the Raytheon Hawker 400XP, the Dassault Falcon 900EX EASy, the Gulfstream G100, G200 and G450 and the Learjet 60. Some of the military platforms using wheels and brakes supplied by Aircraft Braking Systems are the F-14 and F-16 fighters, the B-1B bomber and the C-130 transport. We also supply the wheels, brakes and brake control systems on the Korean Aerospace T-50 Trainer.

     Aircraft Braking Systems' brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize brake performance to variations in the braking force while also preventing the wheels from locking and skidding. We believe that our ability to integrate the design and performance characteristics of wheels, brakes and antiskid systems into a complete braking system provides Aircraft Braking Systems with a competitive advantage. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

     The following table is a summary of the principal aircraft platforms equipped with Aircraft Braking Systems products or that are in the "development" stage:

   COMMERCIAL TRANSPORT               GENERAL AVIATION                      MILITARY
--------------------------  -------------------------------------  --------------------------
Airbus:    A-320            Aerospatiale      SN601                Aermacchi:     M346
           A-321            Augusta/Bell:     AB139                Aerospatiale:  SA-360/365
ATR:       ATR-42           Bell:             206/212/230/412      Augusta:       A-129
Avic 1:    ARJ21            Boeing Vertol:    234                                 AB139
Boeing:    B707-320 B/C     Bombardier:       CL600/601/604        AIDC:          IDF
           DC 3/4/6/7/8                       CL800                Alenia:        C27J
           DC9-10/15                          Lear 23/24/25        Boeing:        A-4
           DC9-20/30                          Lear 32/35                          B-1B
           DC9-40/50                          Lear 55/55C                         E-3/E-6/E-8
           DC10-10/15                         Lear 31A                            F-4
           DC10-30/40                         Lear 60                             F-15
           MD-11            Cessna:           Citation 500/550                    CH-46
           MD-81/82/87                        310/401/402                         CH-47SD
           MD-83/88                           414/421/441                         T-2
           MD-90            Dassault:         Falcon 10/100                       T-2B
Bombadier: CRJ-100/200/440                    Falcon 20/200                       T-33
           CRJ-700                            Falcon 50            Bombadier:     CT-114
           CRJ-701                            Falcon 50EX                         DHC-5
           CRJ-705                            Falcon 900EX         CASA:          C-101
           CRJ-900                            Falcon 900DX                        CASA 212
           DHC-4                              Falcon 7X            Cessna:        A-37
           DHC-6            Fairchild:        Metro III                           AT-37
           DHC-8-400                          Metro 23             Fairchild:     A-10
CASA:      C212             Gulfstream:       GS I                 IAI:           Arava
Convair:   Convair 340/440                    GS II                KAI:           T-50
           Convair 580                        GS IIB/III/IV                       A-50
                                              GS100                Kman:          K-2

   COMMERCIAL TRANSPORT               GENERAL AVIATION                      MILITARY
--------------------------  -------------------------------------  --------------------------
Embraer:   ERJ-170                            GS150                Lockheed:      C-130
           ERJ-175                            GS200                               C-130J
           ERJ-190                            GS350                               C-141
           ERJ-195                            GS450                               F-16
Fairchild: Do27/28          IAI:              690,1121,1123,1124                  F-117A
           Do228            Mitsubishi:       MU-2                 Mitsubishi:    F-2
           Do328                              MU-300/300A          Northrop
Fokker:    F27              Piper             PA31 P/T             Grumman:       A-6
           FH227            Raytheon:         B 90/1000/200                       B-2
           F28                                B99                                 E-2
           F50                                B1900                               EA-6B
           F60                                Beechjet 400/400A                   F-5 E/F
           F70                                Beech Kingairs                      F-14
           F100                               Hawker Horizon                      OV-1
Lockheed:  L100                               Hawker 400XP         Panavia:       Tornado
           L1011            Sabreliner:       Sabreliner 40/60     Pilatus:       PC-6
Mitsubishi: YS11                              Sabreliner 65        Raytheon:      T-1A
Nord:      Nord 262                           Sabreliner 70/75/80  Saab:          J-35
Saab:      Saab 340         Sikorsky:         S61                                 J-37
           Saab 2000                          S76                                 JA-37
                            Sino-Swearingen:  SJ30-2                              JAS-39
                                                                   Sikorsky:      SH-60
                                                                                  CH-53
                                                                                  CH-60
                                                                   Westland:      Lynx
                                                                                  Super Lynx

     Engineered Fabrics. We believe Engineered Fabrics is the leading worldwide manufacturer of flexible bladder fuel tanks for aircraft and helicopters, supplying approximately 60% of the flexible bladder fuel tanks for the worldwide commercial transport and general aviation markets and over 50% of these tanks for the U.S. military market. Engineered Fabrics' programs include fixed-wing aircraft fuel tank programs for the U.S. Navy's F-18 C/D and E/F aircraft and F-14, F-15, F-16, C-130, KC-10 and KC-135 aircraft. Military helicopter fuel tank programs include the UH-60, SH-60, AH-64, SH3A, SH3D, CH/MH-53 and RAH-66 platforms with Sikorsky, the CH-47 with Boeing and the V-22 with Bell/Boeing. Commercial helicopter applications include the MD-500 and MD-600 and the Bell 214-ST. Many of these platforms also utilize Engineered Fabrics' iceguards for deicing and anti-icing of the rotor blades and inlets.

     Flexible bladder fuel tanks, manufactured by combining multiple layers of coated fabrics and adhesives, are sold for use in commercial transport, general aviation and military aircraft. During the year ended December 31, 2004, sales of fuel tanks accounted for approximately 77% of Engineered Fabrics' total revenues. For military helicopter applications, Engineered Fabrics' fuel tanks feature encapsulated layers of rubber which expand in contact with fuel, thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. With its proprietary technology, Engineered Fabrics is the only FAA-certified supplier of polyurethane manufactured fuel tanks in the United States, which feature "selfsealing" technology that significantly reduces the potential for fires, leaks and spilled fuel following a crash.

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

SALES AND CUSTOMERS

     We sell our products to more than 175 airlines, aircraft manufacturers, governments and distributors across the commercial transport, general aviation and military sectors. Sales to the U.S. government represented approximately 23%, 26% and 26% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. No other customer accounted for more than 10% of total sales.

     The following table shows the distribution of our total revenues by respective market, as a percentage of total sales:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Commercial transport........................................   54%    53%    53%
Military (U.S. and foreign).................................   28     31     30
General aviation............................................   18     16     17
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

     Commercial Transport. Customers for our products in the commercial transport market include a wide variety of aircraft manufacturers, commercial airlines and replacement part distributors. Our products are used on a broad range of large commercial transport (120 seats or more), regional jet (between 30 and 120 seats) and other commuter aircraft. Customers include Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swiss Airlines, Northwest Airlines, Continental Airlines, American Airlines, Saudi Arabian Airlines, Aeromexico, TAM Airlines, Asiana Airlines, China Eastern Airlines, Honeywell and Goodrich Corporation. We provide replacement parts to aircraft manufactured by, among others, Boeing, Airbus, Bombardier and Embraer.

     General Aviation. We believe we are the industry's largest supplier of wheels, brakes and fuel tanks for general aviation aircraft (19 seats or less). This market includes business and personal aircraft. Customers include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Bombardier, Cessna, Dassault and Israeli Aircraft Industries, and distributors, such as Aviall. We supply brake control systems to Gulfstream, Dassault and other aircraft manufacturers. General aviation aircraft using our wheels and brakes exclusively include the Raytheon Hawker 400XP and Hawker Horizon, the Lear series 20, 30, 50 and 60, the Gulfstream G-I, G-II, G-IIB, G-III and G-IV, the IAI 1123, 1124 and 1125, Astra SPX and Galaxy, the Challenger CL600, CL601 and CL604, and the Dassault Falcon 10, 20, 50, 100, 200 and 50EX.

     Military. We believe we are the largest supplier of wheels, brakes and flexible bladder fuel tanks to the U.S. military. We also supply the militaries of many foreign governments. Our products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the U.S. military aircraft using these products are the F-4, F-14, F-15, F-16, F-18, F-117A, A-10, B-1B, C-130, C-130J, E-2E, EA6B, E3, E8, T-1A, and T-2B.
Some of the foreign military aircraft using these products include the F-2 (formerly the FS-X) in Japan, AIDC Indigenous Defensive Fighter, or IDF, in Taiwan, Westland Super Lynx in Great Britain, Saab JAS-39 in Sweden, Alenia C-27 and Augusta A129 in Italy, Casa C-212 in Spain, and the T-50 in South Korea. Substantially all of our military products are sold to the U.S. Department of

Defense, foreign governments or to aircraft manufacturers including Lockheed Martin, Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems we manufacture for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, JAS-39, IDF and T-50 aircraft.

DOMESTIC AND FOREIGN SALES

     We supply products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to us. The following table shows our sales to both foreign and domestic customers:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Domestic sales..............................................   59%    61%    59%
Foreign sales...............................................   41%    39     41
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

INDEPENDENT RESEARCH AND DEVELOPMENT

     We employ scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields. At December 31, 2004, we employed approximately 132 engineers (of whom 19 held advanced degrees).

     The costs incurred relating to independent research and development for the years ended December 31, 2004, 2003 and 2002 were $13.8 million, $14.9 million and $14.6 million, respectively.

PATENTS AND LICENSES

     We have a large number of patents related to the products of our subsidiaries. While in the aggregate our patents are of material importance to our business, we believe no single patent or group of patents is of material importance to our business as a whole.

COMPETITION

     We face substantial competition from a few suppliers in each of our product areas. Our principal competitors that supply wheels and brakes are Honeywell's Aircraft Landing Systems Division, Goodrich Corporation and Messier-Bugatti. All three competitors are larger and have greater financial resources than us. The principal competitors for brake control systems are the Hydro-Aire Division of Crane Co. and Messier-Bugatti. The principal competitors for flexible bladder fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur, both owned by Zodiac S.A. See "Risk Factors -- We operate in a very competitive business environment."

BACKLOG

     Backlog at December 31, 2004 and 2003 amounted to approximately $153.2 million and $130.6 million, respectively. Backlog consists of firm orders for our products which have not been shipped. Approximately 88% of our total backlog at December 31, 2004 is expected to be shipped during the next twelve months, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of our products.

     Of our total backlog at December 31, 2004, approximately 36% was directly or indirectly for end use by the U.S. government, substantially all of which was for use by the Department of Defense. For certain risks associated with U.S. government contracts, see "Government Contracts" discussed below.

GOVERNMENT CONTRACTS

     For the years ended December 31, 2004, 2003 and 2002, approximately 23%, 26% and 26%, respectively, of our total sales were made to agencies of the U.S. government or to prime contractors or subcontractors of the U.S. government.

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

GOVERNMENT REGULATION

     The FAA in the United States, and similar agencies in other jurisdictions (for example, the Joint Aviation Authorities or JAA in Europe), issues and enforces regulations and minimum standards covering the manufacturing, operation, and maintenance of aircraft, which provide for the safety of airframes and the assemblies and parts initially installed on new aircraft, as well as the continuing airworthiness of aircraft and the safety of parts as replaced and maintained on aircraft. This regime includes auditing by the FAA of published maintenance procedures that manufacturers generate and which the manufacturers, such as Aircraft Braking Systems and Engineered Fabrics, and repair stations must comply with on a continuous basis, so that the flying public can be assured that safety standards are met. These governmental authorities impose strict certification requirements for new aircraft programs and replacement parts. Aircraft Braking Systems has a long history of compliance with FAA and JAA requirements and both the Akron, Ohio facility and the Slough, UK facility hold production quality system approvals and repair station approvals, and publish copyrighted component maintenance manuals, that satisfy all FAA and JAA requirements. Engineered Fabrics, similarly, meets FAA requirements for its commercial products and military specifications for its military products.

     Additionally, to the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A determination that we have failed to comply with one or more of these export controls could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations. In December 2004, we received an inquiry from the U.S. Department of Commerce regarding our compliance with certain of these regulations in relation to a proposed foreign sale, which was never completed. Consequently, we began a comprehensive internal review of our export practices. As a result of that review we identified and voluntarily disclosed to the Office of Defense Trade Controls Compliance certain inadvertent or possible export violations that were unrelated to the proposed foreign sale. Although we do not currently anticipate that the government inquiry or any consequences of the voluntary disclosure will have a material adverse effect on our business, financial condition or results of operations, we can give no assurance as to whether we will ultimately be subject to sanctions as a result of either the inquiry or the voluntary disclosure, or the extent or effect thereof, if any sanctions are imposed.

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

PERSONNEL

     At December 31, 2004, we had 1,306 full-time employees, of which 727 were employed by Aircraft Braking Systems (347 hourly and 380 salaried employees) and 579 were employed by Engineered Fabrics (441 hourly and 138 salaried employees). All of Aircraft Braking Systems' hourly employees are represented by the United Auto Workers' Union and all of Engineered Fabrics' hourly employees are represented by the United Food and Commercial Workers' Union.

     Aircraft Braking Systems' collective bargaining agreement will expire on June 30, 2006 and the collective bargaining agreement at Engineered Fabrics will expire on February 5, 2007. We believe that our relationships with our employees are good.

RISK FACTORS

     Set forth below are important risks and uncertainties that could negatively affect our business and financial conditions and could cause our actual results to differ materially from those expressed in forward-looking statements made by K&F management.

  OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR NEW CREDIT FACILITY AND OUR 7 3/4% NOTES.

     As of December 31, 2004, we had $790.6 million of consolidated indebtedness excluding unused commitments under our new revolving credit facility.

     Our substantial indebtedness could:

     - increase our vulnerability to general adverse economic and industry conditions;

     - require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, program investment efforts and other general corporate needs;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - place us at a competitive disadvantage compared to our competitors with less debt; and

     - limit our ability to borrow additional funds.

     The indenture governing the 7 3/4% notes and the new credit facility contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debts.

  DESPITE CURRENT INDEBTEDNESS LEVELS, WE AND OUR SUBSIDIARIES MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. THIS COULD FURTHER EXACERBATE THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL INDEBTEDNESS.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the 7 3/4% notes and the new credit facility do not fully prohibit us or our subsidiaries from doing so. The revolving credit portion of our new credit facility permits additional borrowings of up to $50.0 million.

  TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures, program investment efforts and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our new credit facility to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our new credit facility and the 7 3/4% notes, on commercially reasonable terms or at all.

     Without such refinancing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. Our new credit facility and our obligations under the 7 3/4% notes will limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, our new credit facility is secured by substantially all of our assets. Therefore, we may not be able to sell our assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

  THE AGREEMENTS GOVERNING THE NEW CREDIT FACILITY AND THE 7 3/4% NOTES IMPOSE SIGNIFICANT RESTRICTIONS ON OUR BUSINESS.

     The agreements governing the new credit facility and the 7 3/4% notes contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us and our restricted subsidiaries include limitations on our ability and the ability of our restricted subsidiaries to:

     - incur indebtedness or issue disqualified stock or preferred stock;

     - pay dividends or make other distributions on, redeem or repurchase our capital stock;

     - make investments or acquisitions;

     - create liens;

     - sell assets;

     - engage in sale and lease back transactions;

     - restrict dividends or other payments to us;

     - guarantee indebtedness;

     - engage in transactions with affiliates; and

     - consolidate, merge or transfer all or substantially all of our assets.

     Our new credit facility also requires us to meet a number of financial ratio tests and restricts our ability to make capital expenditures or prepay certain other debt. We may not be able to maintain these ratios. These restrictions could limit our ability to plan for or react to market conditions or meet our capital needs. We cannot assure you that we will be granted waivers or amendments to our new credit facility if for any reason we are unable to meet its requirements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

     The breach of any of these covenants or restrictions could result in a default under the indenture governing the 7 3/4% notes or our new credit facility. An event of default under either the indenture or our new credit facility would permit some of our lenders to declare all amounts borrowed from them to be due and payable. An event of default under either the indenture or our new credit facility would likely result in a cross default under the other instrument. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt.

  OUR COMMERCIAL BUSINESS IS SENSITIVE TO OUR CUSTOMERS' USAGE OF PLANES AND OUR CUSTOMERS' PROFITABILITY, WHICH ARE, IN TURN, AFFECTED BY GENERAL ECONOMIC CONDITIONS.

     We compete in the aircraft component sector of the aerospace industry. Our business is directly affected by economic factors and other trends that affect our customers, including projected market growth that may not materialize or be sustainable. Specifically, the aircraft component segment is sensitive to changes in the number of miles flown by paying customers of commercial airlines, which are referred to as revenue passenger miles, and, to a lesser extent, to changes in the profitability of the commercial airline industry and the size and age of the worldwide aircraft fleet.

     Revenue passenger miles and airline profitability have historically correlated with the general economic environment, although national and international events can also play a key role. The airline industry in recent years has been severely affected by the September 11, 2001 terrorist attacks, a soft global economy, the SARS epidemic and the conflicts in Afghanistan and Iraq. As a result of the substantial reduction in airline traffic arising from these events, the airline industry incurred, and some in the industry continue to incur, large losses. Furthermore, certain major carriers have filed for bankruptcy protection while others may do so in the near future. Many major carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. Any future terrorist attacks could cause airlines to cancel or delay the purchase of replacement parts and new aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The demand for Aircraft Braking Systems' replacement parts varies based on the number of aircraft equipped with Aircraft Braking Systems' products and the number of landings made by those aircraft. A reduction in airline travel will usually result in reduced utilization of commercial aircraft, fewer landings and a corresponding decrease in Aircraft Braking Systems' sales, related income and cash flow.

     During periods of reduced airline profitability, some airlines may delay purchases of replacement parts, preferring instead to deplete existing inventories. If demand for new aircraft and replacement parts decreases, there may be a decrease in demand for certain of our products. Therefore, any future decline in revenue passenger miles, airline profitability or the size of the worldwide aircraft fleet, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

  PARTICIPATION IN NEW AIRCRAFT PROGRAMS NEGATIVELY AFFECTS OUR CASH FLOW.

     Since original equipment in new commercial aircraft is supplied at or substantially below the cost of production, delivery of new aircraft equipped with Aircraft Braking Systems' products decreases our cash flow. Our business plan budgets cash needs based on current delivery schedules of new aircraft and also accommodates certain increases in aircraft deliveries. However, significant, unanticipated increases in commercial aircraft deliveries in a given year could have a material adverse impact on our cash flow in that year. In addition, if we do not have sufficient capital to participate in all of the new programs in which we would like to invest, our business, financial condition, results of operations and future cash flows could be adversely affected.

  THE U.S. GOVERNMENT IS A SIGNIFICANT CUSTOMER, THE LOSS OF WHICH COULD ADVERSELY AFFECT US.

     Sales to the U.S. government or to prime contractors or subcontractors of the government were approximately 23%, 26% and 26% of our total sales for the years ended December 31, 2004, 2003 and 2002, respectively. The loss of all or a substantial portion of those types of sales could adversely affect us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Government Contracts."

     In addition, we bear the risk that the U.S. government may unilaterally suspend us from new contracts pending the resolution of alleged violations of procurement laws or regulations. Historically, under our management, there have been no alleged violations of procurement laws or regulations and none are alleged at this time. The terms of defense contracts with the U.S. government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business. Our U.S. government sales are also subject to changes in the government's procurement policies and, at times, the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or substantial cost overruns would have an adverse effect on our business, financial condition and results of operations.

  A DECLINE IN THE U.S. DEFENSE BUDGET OR LIMITATIONS ON SALES TO FOREIGN GOVERNMENTS MAY ADVERSELY AFFECT OUR SALES.

     The U.S. defense budget has fluctuated over the years, at times resulting in reduced demand for new aircraft and, to a lesser extent, replacement parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the United States and abroad. The U.S. defense budget may continue to fluctuate, and may decline, and sales of defense related items to foreign governments may decrease. If there is a decline in the U.S. defense budget that reduces demand for our components or additional restrictions are imposed on foreign sales, our business, financial condition and results of operations may be adversely affected.

  WE COULD BE ADVERSELY AFFECTED IF ONE OF OUR COMPONENTS CAUSES AN AIRCRAFT TO CRASH.

     Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. While we believe that our liability insurance is adequate to protect us from future product liability claims, it may not be enough. Also, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.

     A crash caused by one of our components could also damage our reputation for quality products. Our customers consider safety and reliability as primary concerns in selecting a provider of aircraft wheels, brakes, brake control systems and fuel tanks. If a crash were to be caused by one of our components, or if we were otherwise to fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be adversely affected.

  THE AIRLINE INDUSTRY IS HEAVILY REGULATED AND FAILURE TO COMPLY WITH APPLICABLE LAWS COULD REDUCE OUR SALES OR REQUIRE US TO INCUR ADDITIONAL COSTS TO ACHIEVE COMPLIANCE, WHICH COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

     The FAA prescribes standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, and licenses component repair stations within the United States. Comparable agencies, such as the U.K. Civil Aviation Authority and the Japanese Civil Aviation Board, regulate these matters in other countries. If we fail to qualify or to obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.

     From time to time the FAA or comparable agencies propose new regulations or changes to existing regulations. These new regulations or changes generally cause an increase in costs of compliance. To the extent the FAA, or comparable agencies, implement new regulations or changes in the future, we may incur significant additional costs to achieve compliance.

  ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY FROM KEY VENDORS COULD DELAY PRODUCTION AND ADVERSELY AFFECT OUR SALES.

     We rely on independent suppliers for key raw materials, some of which may be available only from limited sources. Our continued supply of materials is subject to a number of risks including:

     - the destruction of our suppliers' facilities or their distribution infrastructure;

     - a work stoppage or strike by our suppliers' employees;

     - the failure of our suppliers to provide materials of the requisite quality;

     - the failure of essential equipment at our suppliers' plants;

     - the failure or shortage of supply of raw materials to our suppliers; and

     - contractual amendments and disputes with our suppliers.

     In addition, contracts with certain of our suppliers for raw materials and other goods are short-term contracts. We cannot assure you that these suppliers will continue to provide products to us at attractive prices or at all, or that we will be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, it could have a material adverse effect on our business, financial condition and results of operations.

  WE OPERATE IN A VERY COMPETITIVE BUSINESS ENVIRONMENT.

     The aircraft component sector of the aerospace industry is highly competitive. We face substantial competition from a few suppliers in each of our product areas. Our principal competitors that supply wheels and brakes are Honeywell's Aircraft Landing Systems Division, Goodrich Corporation and Messier-Bugatti. The principal competitors for brake control systems are the Hydro-Aire Division of Crane Co. and Messier Bugatti. The principal competitors for flexible bladder fuel tanks are American Fuel Cell & Coated Fabrics Company and Aerazur, both owned by Zodiac S.A. Many of our competitors have greater resources than us, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products than we can. Providers of aircraft components have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, program investments and sales and marketing. We cannot assure you that we will have enough resources to make the necessary investments to do so and we cannot assure you that we will be able to compete successfully in this market or against such competitors.

  THE UNCERTAINTIES RELATING TO OUR FOREIGN OPERATIONS COULD AFFECT OUR OPERATING RESULTS.

     While most of our operations are based in the United States, we sell to foreign governments and airlines all over the world. As a result, approximately 40% of our consolidated sales for the past three fiscal years were from sales outside of the United States and we believe that revenue from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. International operations and any foreign business expansion plans we may undertake are subject to numerous additional risks, including:

     - the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

     - foreign customers may pay more slowly than customers in the United
       States;

     - unexpected changes in regulatory requirements;

     - the risk that foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities; and

     - the potential difficulty in enforcing intellectual property rights in some foreign countries.

     As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

     To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act, or "FCPA," which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

     Additionally, to the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A determination that we have failed to comply with one or more of these export controls could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations. In December 2004, we received an inquiry from the U.S. Department of Commerce regarding our compliance with certain of these regulations in relation to a proposed foreign sale, which was never completed. Consequently, we began a comprehensive internal review of our export practices. As a result of that review we identified and voluntarily disclosed to the Office of Defense Trade Controls Compliance certain inadvertent or possible export violations that were unrelated to the proposed foreign sale. Although we do not currently anticipate that the government inquiry or any consequences of the voluntary disclosure will have a material adverse effect on our business, financial condition or results of operations, we can give no assurance as to whether we will ultimately be subject to sanctions as a result of either the inquiry or the voluntary disclosure, or the extent or effect thereof, if any sanctions are imposed.

  WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS AND OUR OPERATIONS MAY EXPOSE US TO ENVIRONMENTAL LIABILITIES.

     Our manufacturing operations are subject to various environmental laws and regulations, including those related to soil and groundwater contamination, air emissions and the protection of human health and the environment, administered by federal, state and local agencies. We regularly assess our obligations and compliance with respect to these requirements. Based upon these assessments and other available information, we believe that our manufacturing facilities are in substantial compliance with all applicable existing federal, state and local environmental laws and regulations and we do not expect environmental costs to have a material adverse effect on our business, financial condition or results of operations. The operation of manufacturing plants entails risk in these areas, and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect us. For example, such costs or liabilities could arise due to changes in the existing law or its interpretation.

     The Goodyear Tire and Rubber Company, the parent of a former owner and operator of our Akron, Ohio facility, is and has been conducting remediation of groundwater contamination there that is believed to have been released during the operations of a former subsidiary of Goodyear. Although we could be held liable as the current operator of this site, no one has alleged that we caused the groundwater contamination or that we should be held responsible for its cleanup, and Goodyear has paid all costs to date pursuant to contractual indemnities. There nonetheless can be no assurance that we will not incur material costs in connection with contamination resulting from former industrial operations at our Ohio and Georgia facilities. We have purchased an environmental contamination insurance policy designed to cover liability for third party claims seeking damages related to cleanup costs or personal injuries arising from contamination existing at our Ohio and Georgia facilities on or before November 18, 2004. The policy has an aggregate limit of $50.0 million and is subject to deductibles and other limitations. Although we believe that the policy is adequate to cover potential contamination liabilities at these sites, there can be no assurance that we will in fact be able to recover any contamination-related costs under the policy or that the policy will be sufficient to cover any such liabilities that we may incur.

  WE HAVE BEEN INCLUDED, AND MAY IN THE FUTURE BE INCLUDED, IN CLAIMS AGAINST PRIOR OWNERS OF OUR FACILITIES.

     Previous owners of the aircraft braking system production assets that we now operate in Akron installed brake pads containing asbestos in certain of their products. As a result, from time to time, we have been named, along with other defendants, in a relatively small number of products liability cases and employee exposure lawsuits alleging that we are responsible, as a corporate successor or otherwise, for the asbestos exposure liabilities of the previous owners. To date, there has been no finding adverse to us in any such litigation, and we believe that we have defenses to the allegations of successor liability and other theories of liability, as well as rights to contribution and indemnity from others.

     Products Liability. Since 1993, we have been named in products liability lawsuits brought by approximately 170 non-employee plaintiffs alleging personal injury from exposure to asbestos. To date in connection with these lawsuits, we have sought and received defense and indemnity from Goodyear, which produced aircraft braking systems equipped with asbestos-containing brake linings between approximately 1940 and 1985 at the Akron, Ohio facility now operated by Aircraft Braking Systems. Goodyear has been named as a defendant in all of these claims. In addition, these claims name Loral Corporation (now part of Lockheed Martin Corporation), from whom we bought the aircraft braking system production assets in 1989. To date, we have incurred only administrative costs in connection with these claims.

     Employee Exposure. In 2003, we participated with Lockheed Martin Corporation in the resolution of numerous worker-related claims, including 157 claims made against us, for an aggregate cost to us of $120,000. There are currently no further employee asbestos exposure claims pending against us.

     Accordingly, the costs we have expended to date in connection with asbestos exposure claims have not had a material adverse effect on our business, financial condition or results of operations. However, we cannot predict the extent to which we may be involved in any such claims in the future or whether defense and indemnity for such claims will be available. As noted above, Goodyear has defended and resolved the products claims for us to date, but Goodyear has recently reserved its rights to dispute whether such defense and indemnification are required. We have obtained limited indemnification regarding these and other issues, upon the terms and conditions of the purchase agreement, from the prior stockholders of K&F selling their shares in the Acquisition. There can be no assurance that these defense and indemnity arrangements will be available or sufficient to satisfy any claims or losses we suffer as a result of asbestos issues. If the indemnifications are not available or sufficient, and if we are found to be responsible for these exposures, resulting liabilities could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     United States Facilities. Aircraft Braking Systems and Engineered Fabrics operate two manufacturing facilities in the United States, which are owned except as set forth below under "Akron Facility Arrangements." Aircraft Braking Systems' facility is located in Akron, Ohio and consists of approximately 770,000 square feet of manufacturing, engineering and office space. Engineered Fabrics' facility is located in Rockmart, Georgia and consists of approximately 564,000 square feet of manufacturing, engineering and office space. Our Ohio and Georgia facilities are now held subject to encumbrances created by our new credit facility. We believe that our properties and equipment are generally well-maintained, in good operating condition and adequate for our present needs.

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

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     There are various lawsuits and claims pending against us which are incidental to our business. Although the final results in those suits and proceedings cannot be predicted with certainty, in the opinion of our management, the ultimate liability, if any, will not have a material adverse effect on our business, financial condition or results of operations. See "Business -- Government Regulation" and "-- Environmental."

ENVIRONMENTAL

     Our manufacturing operations are subject to various environmental laws and regulations, including those related to soil and groundwater contamination, air emissions and the protection of human health and the environment, administered by federal, state and local agencies. We regularly assess our obligations and compliance with respect to these requirements. Based upon these assessments and other available information, we believe that our manufacturing facilities are in substantial compliance with all applicable existing federal, state and local environmental laws and regulations and we do not expect environmental costs to have a material adverse effect on our business, financial condition or results of operations. The operation of manufacturing plants entails risk in these areas, and there can be no assurance that we will not incur material costs or liabilities in the future that could adversely affect us. For example, such costs or liabilities could arise due to changes in the existing law or its interpretation.

     The Goodyear Tire and Rubber Company, the parent of a former owner and operator of our Akron, Ohio facility, is and has been conducting remediation of groundwater contamination there that was released during the operations of a former subsidiary of Goodyear. Although we could be held liable as the current operator of this site, no one has alleged that we caused the groundwater contamination or that we should be held responsible for its cleanup, and Goodyear has paid all costs to date pursuant to contractual indemnities. We have purchased an environmental contamination insurance policy designed to cover liability (up to the policy limits) for third party claims seeking damages related to cleanup costs or personal injuries arising from contamination existing at our Ohio and Georgia facilities on or before November 18, 2004. The policy is subject to deductibles and has other limitations. Although we believe that the policy is adequate to cover potential contamination liabilities at these sites, there can be no assurance that we will in fact be able to recover any contamination-related costs under the policy or that the policy will be sufficient to cover any such liabilities that we may incur.

     Previous owners of the aircraft braking system production assets that we now operate in Akron installed brake pads containing asbestos in certain of their products. As a result, from time to time, we have been named, along with other defendants, in a relatively small number of products liability cases and employee exposure lawsuits alleging that we are responsible, as a corporate successor or otherwise, for the asbestos exposure liabilities of the previous owners. To date, there has been no finding adverse to us in any such litigation, and we believe that we have defenses to the allegations of successor liability and other theories of liability, as well as rights to contribution and indemnity from others.

     Products Liability. Since 1993, we have been named in products liability lawsuits brought by approximately 170 non-employee plaintiffs alleging personal injury from exposure to asbestos. To date in connection with these lawsuits, we have sought and received defense and indemnity from Goodyear, which produced aircraft braking systems equipped with asbestos-containing brake linings between approximately 1940 and 1985 at the Akron, Ohio facility now operated by Aircraft Braking Systems. Goodyear has been named as a defendant in all of these claims. In addition, these claims name Loral Corporation (now part of Lockheed Martin Corporation), from whom we bought the aircraft braking system production assets in 1989. To date, we have incurred only administrative costs in connection with these claims.

     Employee Exposure. In 2003, we participated with Lockheed Martin Corporation in the resolution of numerous worker-related claims, including 157 claims made against us, for an aggregate cost to us of $120,000. There are currently no further employee asbestos exposure claims pending against us.

     Accordingly, the costs we have expended to date in connection with asbestos exposure claims have not had a material adverse effect on our business, financial condition or results of operations. However, we cannot predict the extent to which we may be involved in any such claims in the future or whether defense and indemnity for such claims will be available. As noted above, Goodyear has defended and resolved the products claims for us to date, but Goodyear has recently reserved its rights to dispute whether such defense and indemnification are required in all cases. We also obtained limited indemnification regarding these and other issues from our prior stockholders in connection with the Acquisition. There can be no assurance that these defense and indemnity arrangements will be available or sufficient to satisfy any claims or losses we suffer as a result of these or other issues. If the indemnifications are not available or sufficient, and if we are found to be responsible for these exposures, resulting liabilities could have a material adverse impact on our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our former Board of Directors and our former security holders unanimously approved the Transactions at special meetings held on October 15, 2004 and November 18, 2004. See Item 1, "Business -- The Acquisition and Related Financings."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     There is no trading market for our common stock.

HOLDERS

     At December 31, 2004, all of our common stock is directly owned by Intermediate Holdco and indirectly owned by K&F Parent, which is owned or controlled by affiliates of Aurora Capital Group and certain co-investors. See
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters" in Part III of this Annual Report on Form 10-K.

DIVIDENDS

     There have been no cash dividends declared on any class of common stock for the two most recent fiscal years. We do not anticipate paying dividends in the foreseeable future on common equity. Our ability to pay dividends in the future is restricted by, among other things, our new credit facility and by the indenture governing our 7 3/4% notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 7 to the consolidated financial statements for restrictions on K&F's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     On November 18, 2004, K&F was acquired by an affiliate of Aurora Capital Group, in exchange for cash consideration of $1.06 billion. The following table sets forth historical consolidated financial and other data of K&F for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004, and for the years ended December 31, 2003, 2002, 2001 and 2000. The Company's consolidated financial statements for the period subsequent to the Transactions reflect a new basis of accounting incorporating: (i) the fair value adjustments made in recording the Acquisition and Financial Transactions; and (ii) the capitalization of the amount by which the cost of production exceeds the sales price upon shipment of sole source original wheel and brake equipment to commercial and general aviation aircraft manufacturers, or "Program Participation Costs," which are amortized using a straight-line method over a period of the lesser of the aircraft's economic useful life or 25 years. During the periods prior to the Acquisition we recognized such amounts as an expense in cost of sales upon shipment. The accompanying selected historical financial and other data as of the dates and for the periods prior to the Transactions are labeled as Predecessor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following selected financial data should be read in conjunction with the related audited consolidated financial statements contained in this Annual Report on Form 10-K.

                            NOVEMBER 18, 2004    JANUARY 1, 2004                       YEAR ENDED DECEMBER 31,
                                 THROUGH             THROUGH        -------------------------------------------------------------
                            DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002            2001            2000
                            -----------------   -----------------   -------------   -------------   -------------   -------------
                                                  (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
                                                                       (IN THOUSANDS)
Income Statement Data:
  Net sales...............     $   53,448          $   299,868        $342,818        $348,649        $355,334        $375,890
  Cost of sales(a)........         33,315              174,223         197,812         204,819         204,036         199,459
                               ----------          -----------        --------        --------        --------        --------
  Gross margin............         20,133              125,645         145,006         143,830         151,298         176,431
  Independent research and
    development...........          1,770               12,048          14,936          14,600          16,188          15,763
  Selling, general and
    administrative
    expenses(b)...........          4,519               27,650          30,499          40,238          30,273          37,666
  Amortization(a)(c)......          1,440                4,196           4,264           3,935           8,837           8,118
  Acquisition
    expenses(d)...........          5,350              101,533              --              --              --              --
                               ----------          -----------        --------        --------        --------        --------
  Operating income
    (loss)................          7,054              (19,782)         95,307          85,057          96,000         114,884
  Interest expense,
    net(e)................          6,410               34,287          44,186          26,194          32,569          35,993
                               ----------          -----------        --------        --------        --------        --------
  Income (loss) before
    income taxes..........            644              (54,069)         51,121          58,863          63,431          78,891
  Income tax benefit
    (provision)...........            236               25,082         (10,488)        (16,730)        (27,447)        (14,906)
                               ----------          -----------        --------        --------        --------        --------
  Net income (loss)(c)....     $      880          $   (28,987)       $ 40,633        $ 42,133        $ 35,984        $ 63,985
                               ==========          ===========        ========        ========        ========        ========
Balance Sheet Data (at end
  of period):
  Working capital.........     $   34,201          $        --        $ 50,077        $ 35,547        $ 39,223        $ 45,695
  Total assets............      1,349,905                   --         419,585         422,045         404,008         430,085
  Long-term debt (includes
    current
    maturities(b)(e)......        790,577                   --         395,000         435,000         285,625         347,125
  Stockholders' equity
    (deficiency)(b).......        310,739                   --        (186,971)       (227,656)        (58,253)        (78,006)
Other Data (for the
  period):
  Capital expenditures....          1,810                2,902           5,468           4,084           5,057           9,845
  Depreciation and
    amortization(a)(c)....          2,910               10,467          12,200          12,012          16,889          16,128

---------------

(a) Reflected in cost of sales for the period ended November 18, 2004 through December 31, 2004 are the following: (i) a non-cash charge of $6.7 million resulting from inventory purchase price adjustments; (ii) a non-cash charge of $0.3 million for incremental depreciation due to the step-up in fixed assets as a result of purchase price adjustments; and (iii) the capitalization of $2.8 million of Program Participation Costs.

(b) On December 20, 2002, we completed a recapitalization that included the issuance of $250 million of 9 5/8% Senior Subordinated Notes Due 2010. The net proceeds of the notes were used to pay a $200 million dividend to our stockholders, pay off our former credit facility, pay transaction fees of $8.5 million and pay $9.4 million to holders of our common stock options. As a result of this transaction, our stockholders' deficiency increased by $200 million for the dividend, we recorded a $9.4 million charge to selling, general and administrative expenses for the payment to the holders of common stock options and we capitalized $8.5 million for the transaction fees. See
    Note 1 to the consolidated financial statements contained in this Annual Report on Form 10-K.

(c) On January 1, 2002, we adopted SFAS No. 142. Assuming the adoption of SFAS No. 142 at the beginning of the periods presented, amortization would have decreased by $6.1 million for each of the two years in the period ended December 31, 2001. Net income would have increased to $39.4 million, and $68.9 million for the years ended December 31, 2001 and 2000, respectively.

(d) The Company's results of operations for the period from November 18, 2004 through December 31, 2004 and from January 1, 2004 through November 17, 2004 include one-time charges of $5.4 million and $101.5 million, respectively. These charges were a result of the Acquisition and related Financing Transactions, and are as follows:

                                                      NOVEMBER 18, 2004    JANUARY 1, 2004
                                                           THROUGH             THROUGH
                                                      DECEMBER 31, 2004   NOVEMBER 17, 2004
                                                      -----------------   -----------------
                                                                            (PREDECESSOR)
                                                                 (IN THOUSANDS)
Compensation costs recognized for the cancellation
  of stock options..................................       $   --             $ 46,156
Premiums paid to redeem the 9 5/8% notes and the
  9 1/4% notes......................................           --               45,282
Write-off of debt issuance costs associated with the
  redemption of the 9 5/8% notes and the 9 1/4%
  notes.............................................           --                6,551
Investment banker fees..............................           --                1,525
Other fees and expenses.............................           --                2,019
Write-off of interim loan facility commitment fee
  and other fees and expenses.......................        5,350                   --
                                                           ------             --------
                                                           $5,350             $101,533
                                                           ======             ========

(e) On October 15, 2003, we redeemed $40.0 million of our 9 1/4% notes. In 2003, we took a $1.6 million charge to interest expense for the redemption premiums and the write-off of a portion of unamortized financing costs associated with the redemption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods does not reflect the impact that the Transactions will have on us, including increased levels of indebtedness and the impact of purchase accounting. You should read the following discussion of our financial condition and results of operations in conjunction with "Selected Historical Consolidated Financial Information," and the consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations and the markets for our products. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under "Special Note Regarding Forward-Looking Statement."

GENERAL

     We are a leading global designer and manufacturer of aircraft wheels, brakes, brake control systems and flexible bladder fuel tanks for commercial transport, general aviation and military aircraft. Through our wholly-owned subsidiary, Aircraft Braking Systems Corporation, or "Aircraft Braking Systems," we supply approximately 20% of the worldwide market for aircraft wheels, brakes and brake control systems. Through our wholly-owned subsidiary, Engineered Fabrics Corporation, or "Engineered Fabrics," we supply approximately 60% of the flexible bladder fuel tanks for the worldwide commercial transport and general aviation markets and over 50% of these tanks for the U.S. military aircraft market.

     Aircraft Braking Systems' products are used on approximately 27,000 commercial transport, general aviation and military aircraft worldwide. U.S. and foreign governmental authorities, including the FAA, impose strict certification requirements for new aircraft programs, including the wheel and brake systems. Once a manufacturer's wheels and brakes have been installed on an aircraft, these governmental authorities generally require certified replacement parts for such systems be provided by an approved manufacturer. In addition, regional and general aviation aircraft manufacturers typically select one manufacturer to supply original wheels and brakes for an entire fleet of aircraft, and such manufacturer typically becomes the sole source supplier for replacement parts. As a result, approximately 75% of Aircraft Braking Systems' revenues are derived from programs supplied on a sole source basis.

     In accordance with industry practice in the commercial aviation industry, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies at or below cost in order to win selection of their products by manufacturers and airlines. These investments are typically recouped through the sale of replacement parts within the first half of the life of an aircraft. The average life for most modern aircraft is over 25 years. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

     We believe Engineered Fabrics is the leading worldwide manufacturer of flexible bladder fuel tanks for aircraft and helicopters. With its proprietary technology, Engineered Fabrics is the only FAA-certified supplier of polyurethane manufactured fuel tanks in the United States, which feature "selfsealing" technology that significantly reduces the potential for fires, leaks and spilled fuel following a crash.

  CERTAIN MARKET TRENDS

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

     We believe that conditions in the commercial transport and general aviation markets have improved and the regional jet market, in particular, will provide new opportunities for original equipment and replacement part sales. Since the beginning of 2004, our sales and bookings in both commercial transport and general aviation sectors have shown recovery from this downturn. During the same period, our military business has leveled off, but we expect military aircraft spending to continue at current levels.

  PLATFORM INVESTMENTS

     During the years ended December 31, 2004, 2003 and 2002, we spent an aggregate of approximately $59.9 million, $53.3 million and $51.3 million, respectively, for research, development, design, capital expenditures and Program Participation Costs (including development participation payments). These types of costs are somewhat discretionary in any given year and our levels of spending may increase or decrease as the business base dictates. In 2003, we achieved many design and development milestones as we moved closer to aircraft certification and initial rates of production on a number of our recent sole source wins: Embraer

170/175, 190/195, Dassault Falcon 7X, Falcon 900EX EASy, Raytheon Hawker Horizon, Sino-Swearingen SJ-30 and the T-50 Military Trainer. We were selected as the sole supplier of wheels and steel brakes for the Bombardier CRJ-100, CRJ-200 and CRJ-440 aircraft, the Fairchild Dornier DO-328 turboprop and the Alenia C27J; total braking systems including wheels, steel brakes and brake control systems for the Bombardier CRJ-700 and 900 and the SJ-30 aircraft; total braking systems, including wheels, carbon brakes and brake control systems for the Dassault F-7X, Dassault 900EX EASy, Raytheon's Hawker Horizon, and the T-50 Military Trainer; wheels and carbon brakes for the Embraer 170, 175, 190 and 195 aircraft; and one of three suppliers of wheels and carbon brakes on the Airbus A-320 and A-321 aircraft. Aircraft produced under most of these programs are in development or the early stages of their life cycles and represent significant future revenue opportunities for us. With these program wins, we expect a number of favorable things to occur in our business including:

     - sales of replacement parts increase in the aftermarket;

     - the number of airplanes using Aircraft Braking Systems' wheels and brakes increases, net of retired aircraft; and

     - the average age of the total fleet using Aircraft Braking Systems' products will be reduced.

THE ACQUISITION AND RELATED FINANCINGS

     On November 18, 2004, we were acquired by an affiliate of Aurora Capital Group for cash of approximately $1.06 billion. A portion of the cash consideration was used to repay substantially all of our then existing indebtedness and our fees and expenses and those of certain of our stockholders in connection with the acquisition, with the balance paid to our prior equityholders.

     The Acquisition was financed with $795.0 million of debt financing described below and $309.8 million of preferred and common equity capital from affiliates of Aurora Capital Group and certain co-investors. K&F Parent contributed the $309.8 million of equity to Intermediate Holdco which then contributed such proceeds as equity to K&F Acquisition prior to the merger of K&F Acquisition with and into K&F. In addition, K&F Parent issued a note in the amount of approximately $14.7 million payable to the selling equityholders for the estimated tax benefits to be received by us due to the payment of fees and premiums in connection with the tender offers we made for our prior senior subordinated notes and other transaction expenses. The note will mature in May 2005, and we anticipate receiving the proceeds of a tax refund in the approximate amount of the note at about the same time.

     We also entered into the following Financing Transactions:

     - the issuance of $315.0 million of 7 3/4% notes;

     - the closing of a new $530.0 million senior secured credit facility consisting of a six-year $50.0 million revolving credit facility (undrawn at Acquisition date except for $2.0 million of letters of credit) and an eight-year $480.0 million term loan facility; and

     - the repurchase pursuant to tender offers and consent solicitations of $138.9 million of our previously outstanding 9 1/4% notes and $249.4 million of our previously outstanding 9 5/8% notes. As a result of receiving the requisite consents, we entered into a supplemental indenture with the trustee and the guarantors under the applicable indentures to eliminate certain restrictive covenants contained in such indentures.

     On December 23, 2004, we redeemed the remaining $6.1 million principal amount of our 9 1/4% notes that were not tendered in the tender offer. An aggregate principal amount of $577,000 of our 9 5/8% notes remains outstanding and is governed by the related amended indenture.

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

     Revenue Recognition. Revenue from the sale of products is generally recognized upon shipment to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, and collection of the related receivable is probable.

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

     Our inventory reserve balances of $5.6 million, $9.1 million and $9.6 million as of December 31, 2004, 2003 and 2002, respectively, represent 8.4%, 15.4% and 15.6% of our gross inventory balances for each period. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to all of our operating segments and we do not anticipate any changes to our policy in the near term.

     Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable. The carrying amount of long-lived assets were adjusted in 2004 to reflect the fair value accounting adjustments made in connection with the Acquisition. There were no adjustments to the carrying amount of long-lived assets during the years ended December 31, 2003 and 2002 resulting from our evaluations.

     Program Participation Costs. Program Participation Costs consist of incentives given to original equipment aircraft manufacturers in connection with their sole source selection of our products for installation on aircraft. These incentives include cash payments, discounts and free product. The costs of these incentives is recognized in the period incurred unless the incentive is subject to recovery through a long-term product maintenance requirement mandated by the Federal Aviation Administration, or its equivalent, for certified replacement equipment and service. Capitalized amounts are being amortized on a straight-line basis over the shorter of the economic service life of the aircraft or 25 years, as a charge to costs of sales. These types of costs are somewhat discretionary in any given year and our levels of spending may increase or decrease as the business base dictates.

     Warranty. Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued. As of December 31, 2004, 2003 and 2002, our warranty liability was $12.9 million, $13.9 million and $15.2 million, respectively.

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

     The discount rate enables us to state expected future cash flows at a present value on the measurement date. The rate represents the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point decrease in the discount rate would increase our current year pension expense by approximately $0.7 million. We used a 6 1/4% discount rate to determine the 2004 expense and will use a 6.0% discount rate for 2005 to reflect market conditions.

     To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A 50 basis point decrease in the expected annual return on assets would increase our current year pension expense by approximately $0.5 million. We assumed that the long-term returns on our pension plan assets was 9.0% in 2004 and will remain at 9.0% for 2005 to reflect projected returns in the fixed income and equity markets.

     The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate range used to calculate the 2004 postretirement expense was 11% in 2004 trending down to 5.0% for 2010. A 1% increase in the assumed health care cost trend rate would increase 2004 postretirement benefit costs and the benefit obligation by approximately $0.8 million and $10.2 million, respectively.

RESULTS OF OPERATIONS

     On November 18, 2004, K&F was acquired by an affiliate of Aurora Capital Group, in exchange for cash consideration of $1.06 billion. The amounts below for the year ended December 31, 2004 represent a combination of the results of operations for the Predecessor period (January 1, 2004 through November 17,
2004) with the results after the Acquisition (November 18, 2004 through December 31, 2004). The consolidated financial statements for the period subsequent to the Transactions reflect a new basis of accounting incorporating: (i) the fair value adjustments made in recording the Acquisition and Financial Transactions; and (ii) the capitalization of Program Participation Costs, which are amortized using a straight-line method over a period of the lesser of the aircraft's economic useful life or 25 years. During the periods prior to the Acquisition we recognized such amounts as an expense in cost of sales upon shipment.

     The following table sets forth, for the periods indicated, certain operating data of K&F:

                                                                                                    YEAR ENDED
                                 NOVEMBER 18, 2004    JANUARY 1, 2004                              DECEMBER 31,
                                      THROUGH             THROUGH             YEAR ENDED        -------------------
                                 DECEMBER 31, 2004   NOVEMBER 17, 2004   DECEMBER 31, 2004(A)     2003       2002
                                 -----------------   -----------------   --------------------   --------   --------
                                                       (PREDECESSOR)          (COMBINED)           (PREDECESSOR)
                                                                   (IN THOUSANDS)
Net Sales......................      $ 53,448            $299,868              $353,316         $342,818   $348,649
Cost of sales(b)...............        33,315             174,223               207,538          197,812    204,819
                                     --------            --------              --------         --------   --------
Gross margin...................        20,133             125,645               145,778          145,006    143,830
Independent research and
  development..................         1,770              12,048                13,818           14,936     14,600
Selling, general and
  administrative expenses......         4,519              27,650                32,169           30,499     40,238
Amortization...................         1,440               4,196                 5,636            4,264      3,935
Acquisition expenses(c)........         5,350             101,533               106,883               --         --
                                     --------            --------              --------         --------   --------
Operating income (loss)........         7,054             (19,782)              (12,728)          95,307     85,057
Interest expense, net..........         6,410              34,287                40,697           44,186     26,194
                                     --------            --------              --------         --------   --------
Income (loss) before income
  taxes........................           644             (54,069)              (53,425)          51,121     58,863
Income tax benefit
  (provision)..................           236              25,082                25,318          (10,488)   (16,730)
                                     --------            --------              --------         --------   --------
Net income (loss)..............      $    880            $(28,987)             $(28,107)        $ 40,633   $ 42,133
                                     ========            ========              ========         ========   ========

---------------

(a) The amounts for the year ended December 31, 2004 represent a combination of the results for the Predecessor period (January 1, 2004 through November 17, 2004) and the period subsequent to the Acquisition (November 18, 2004 through December 31, 2004).

(b) Included in cost of sales for the period ended November 18, 2004 through December 31, 2004 and for the year ended December 31, 2004 were the following: (i) a non-cash charge of $6.7 million resulting from inventory purchase price adjustments; (ii) a non-cash charge of $0.3 million for incremental depreciation due to the step-up in fixed assets as a result of purchase price adjustments; and (iii) the capitalization of $2.8 million of Program Participation Costs.

(c) The Company's results of operations for the period from November 18, 2004 through December 31, 2004 and from January 1, 2004 through November 17, 2004 include one-time charges of $5.4 million and $101.5 million, respectively. These charges were a result of the Acquisition and related Financing Transactions, and are as follows:

                                                              NOVEMBER 18, 2004   JANUARY 1, 2004
                                                                   THROUGH            THROUGH
                                                              DECEMBER 31, 2004   NOVEMBER 7, 2004
                                                              -----------------   ----------------
                                                                                   (PREDECESSOR)
                                                                         (IN THOUSANDS)
Compensation costs recognized for the cancellation of stock
  options...................................................       $    --            $ 46,156
Premiums paid to redeem the 9 5/8% notes and the 9 1/4%
  notes.....................................................            --              45,282
Write-off of debt issuance costs associated with the
  redemption of the 9 5/8% notes and the 9 1/4% notes.......            --               6,551
Investment banker fees......................................            --               1,525
Other fees and expenses.....................................            --               2,019
Write-off of interim loan facility commitment fee and other
  fees and expenses.........................................         5,350                  --
                                                                   -------            --------
                                                                   $ 5,350            $101,533
                                                                   =======            ========

  COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

     Our sales for the year ended December 31, 2004 totaled $353.3 million, reflecting an increase of $10.5 million, compared with $342.8 million for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $6.3 million and higher sales at Engineered Fabrics of $4.2 million.

     Commercial sales at Aircraft Braking Systems increased $14.4 million, primarily on the Bombardier CRJ-700, the Embraer 170 and a number of Boeing programs, including the MD-90, MD-80, DC-10 and DC-9, partially offset by lower sales on the Boeing 707 program. General Aviation sales increased $7.3 million, primarily on Gulfstream, Lear and Israeli Aircraft Industries aircraft. Military sales decreased $15.4 million, primarily on the Lockheed Martin C-130 and F-16, the Boeing B-1B and the Northrop Grumman F-14 programs.

     Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks for the Boeing F-15, the Northrop Grumman T-38 and the Sikorsky Blackhawk programs and higher sales of iceguards on the Bell/Boeing V-22 program, partially offset by lower sales of oil containment booms.

     Our gross margin for the year ended December 31, 2004 was 41.3%, compared with 42.3% for the same period in the prior year. Aircraft Braking Systems' gross income was $133.6 million, or 45.4% of sales for the year ended December 31, 2004, compared with $132.8 million, or 46.2% of sales for the same period in the prior year. Engineered Fabrics' gross income was $12.2 million, or 20.6% of sales for the year ended December 31, 2004, compared with $12.2 million, or 22.1% of sales for the same period in the prior year.

     Aircraft Braking Systems' gross margin decreased primarily due to a non-cash charge of $6.3 million, resulting from inventory purchase price accounting adjustments and higher expensed program participation costs, partially offset by a favorable mix of products sold, lower operating costs and the favorable overhead absorption effect relating to the higher sales. Engineered Fabrics' gross margin decreased primarily due to an unfavorable mix of products sold and a non-cash charge of $0.4 million, resulting from inventory purchase price accounting adjustments, partially offset by the overhead absorption effect relating to the higher sales.

     Independent research and development costs were $13.8 million for the year ended December 31, 2004, compared with $14.9 million for the same period in the prior year. This decrease was primarily due to lower costs associated with the Embraer 170 and various other programs, partially offset by higher costs on the China ARJ21 and Dassault Falcon 7X programs.

     Selling, general and administrative expenses were $32.2 million for the year ended December 31, 2004 compared with $30.5 million for the same period in the prior year. This increase was primarily due to higher performance-related incentive compensation.

     Amortization expense was $5.6 million for the year ended December 31, 2004, compared with $4.3 million for the same period in the prior year. This increase was due to fair value accounting for intangible assets related to the Acquisition, which will increase annual amortization expense by approximately $10.0 million.

     Acquisition expenses were $106.9 million during the year ended December 31, 2004. These charges were a result of the Acquisition and Financing Transactions and include the following:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2004
                                                              --------------
                                                              (IN THOUSANDS)
Compensation costs recognized for the cancellation of stock
  options...................................................     $ 46,156
Premiums paid to redeem the 9 5/8% notes and the 9 1/4%
  notes.....................................................       45,282
Write-off of debt issuance costs associated with the
  redemption of the 9 5/8% notes and the 9 1/4% notes.......        6,551
Investment banker fees......................................        1,525
Other fees and expenses.....................................        2,019
Write-off of interim loan facility commitment fee and other
  fees and expenses.........................................        5,350
                                                                 --------
                                                                 $106,883
                                                                 ========

     Our net interest expense was $40.7 million for the year ended December 31, 2004 compared with $44.2 million for the same period in the prior year. This decrease was primarily due to a lower average debt balance prior to the Acquisition. This decrease was partially offset by higher interest expense associated with the increased debt levels in connection with the Financing Transactions.

     Our effective tax rate of (47.4)% differs from the statutory rate of 35% primarily due to tax benefits derived from the net loss generated as a result of the Acquisition and related transaction expenses, in addition to the reversal of prior years tax reserves no longer needed and tax benefits derived from export sales. Our effective tax rate of 20.5% for the year ended December 31, 2003 differs from the statutory rate of 35% due to reversal of prior years tax reserve no longer needed, utilization of state net operating losses, tax benefits derived from export sales, available tax credits and a favorable foreign tax rate.

  COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     Our sales for the year ended December 31, 2003 totaled $342.8 million, reflecting a decrease of $5.8 million, or 1.7%, compared with $348.6 million for the same period in the prior year. This decrease was due to lower sales at Aircraft Braking Systems of $13.9 million, partially offset by higher sales at Engineered Fabrics of $8.1 million.

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

     Our net interest expense was $44.2 million for the year ended December 31, 2003, compared with $26.2 million for the same period in the prior year. This increase was primarily due to higher interest relating to our issuance of $250.0 million of 9 5/8% notes in December 2002, in connection with the recapitalization described below under "Liquidity and Financial Condition" and a $1.6 million charge taken in 2003, for redemption premiums and the write-off of a portion of unamortized financing costs, associated with the early redemption of $40.0 million of our 9 1/4% notes on October 15, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

     The following table sets forth, for the periods indicated, certain information regarding K&F's cash flows:

                                                                                              YEAR ENDED
                           NOVEMBER 18, 2004    JANUARY 1, 2004                              DECEMBER 31,
                                THROUGH             THROUGH             YEAR ENDED        -------------------
                           DECEMBER 31, 2004   NOVEMBER 17, 2004   DECEMBER 31, 2004(A)     2003       2002
                           -----------------   -----------------   --------------------   --------   --------
                                                 (PREDECESSOR)          (COMBINED)           (PREDECESSOR)
                                                             (IN THOUSANDS)
Cash Flows Provided By
  (Used In):
  Operating activities...      $  (3,650)           $55,623             $  51,973         $ 47,197   $ 80,816
  Investing activities...       (695,902)            (2,902)             (698,804)          (5,468)    (4,084)
  Financing activities...        632,003                 --               632,003          (40,000)   (59,133)

---------------

(a) The amounts for the year ended December 31, 2004 represent a combination of the results for the Predecessor period (January 1, 2004 through November 17, 2004) and the period subsequent to the Acquisition (November 18, 2004 through December 31, 2004).

     During the year ended December 31, 2004, net cash provided by operating activities amounted to $52.0 million, compared with $47.2 million for the same period in the prior year, an increase of $4.8 million. Our cash flows from operating activities increased from the prior year primarily due to lower interest payments of $6.9 million and payments made in 2003 to the holders of our common stock options in connection with the 2002 recapitalization, partially offset by $5.4 million of costs relating to an interim loan commitment fee paid in connection with the Transactions which was written-off. During the year ended December 31, 2003, net cash provided by operating activities amounted to $47.2 million, compared with $80.8 million for the same period in the prior year, a decrease of $33.6 million. Our cash flow from operating activities decreased from the prior year due to higher interest payments of $22.3 million, relating to the issuance of $250.0 million of our 9 5/8% notes in December 2002, payments made in 2003 to the holders of our common stock options in connection with the 2002 recapitalization, decreased reductions in inventory and an increase in accounts receivable due to the timing of sales in the later part of the fourth quarter of 2003. This was partially offset by a decrease in the amount required to fund the pension plan in 2003 versus 2002.

     During the year ended December 31, 2004, net cash used in investing activities amounted to $698.8 million due to $694.1 million relating to the Acquisition and $4.7 million for capital expenditures. During the year ended December 31, 2003, net cash used in investing activities amounted to $5.5 million for capital expenditures. During the year ended December 31, 2002, net cash used in investing activities amounted to $4.1 million for capital expenditures. Capital spending for the year ending December 31, 2005 is expected to be approximately $16.0 million. This increase is primarily related to the expansion of our carbon manufacturing facility.

     During the year ended December 31, 2004, net cash provided by financing activities amounted to $632.0 million due to the Acquisition and Financing Transactions. During the year ended December 31, 2003, net cash used in financing activities amounted to $40.0 million due to the prepayment of $40.0 million of our 9 1/4% notes. During the year ended December 31, 2002, net cash used in financing activities amounted to $59.1 million due to the payment of a $200.0 million dividend to the holders of our common stock, the repayment of indebtedness of $100.6 million and transaction fees of $8.5 million in connection with our issuance of our 9 5/8% notes, partially offset by proceeds of $250.0 million from our sale of the 9 5/8% notes.

The Acquisition and Related Financings

     On November 18, 2004, we were acquired by an affiliate of Aurora Capital Group for cash of approximately $1.06 billion. A portion of the cash consideration was used to repay substantially all of our then existing indebtedness and our fees and expenses and those of certain of our stockholders in connection with the Acquisition, with the balance paid to our prior equityholders.

     The Acquisition was financed with $795.0 million of debt financing described below and $309.8 million of preferred and common equity capital from affiliates of Aurora Capital Group and certain co-investors. K&F Parent contributed the $309.8 million of equity to Intermediate Holdco which then contributed such proceeds as equity to K&F Acquisition prior to the merger of K&F Acquisition with and into K&F. In addition, K&F Parent issued a note in the amount of approximately $14.7 million payable to the selling equityholders for the estimated tax benefits to be received by us due to the payment of fees and premiums in connection with the tender offers we made for our prior senior subordinated notes and other transaction expenses. The note will mature in May 2005, and we anticipate receiving the proceeds of a tax refund in the approximate amount of the note at about the same time.

     We also entered into the following Financing Transactions:

     - the issuance of $315.0 million of 7 3/4% notes;

     - the closing of a new $530.0 million senior secured credit facility consisting of a six-year $50.0 million revolving credit facility (undrawn at Acquisition date except for $2.0 million of letters of credit) and an eight-year $480.0 million term loan facility; and

     - the repurchase pursuant to tender offers and consent solicitations of $138.9 million of our previously outstanding 9 1/4% notes and $249.4 million of our previously outstanding 9 5/8% notes. As a result of receiving the requisite consents, we entered into a supplemental indenture with the trustee and the guarantors under the applicable indentures to eliminate certain restrictive covenants contained in such indentures.

     On December 23, 2004, we redeemed the remaining $6.1 million principal amount of our 9 1/4% notes that were not tendered in the tender offer. An aggregate principal amount of $577,000 of our 9 5/8% notes remains outstanding and is governed by the related amended indenture.

     The term loan is repayable in quarterly installments of $1.2 million for the first seven years, and thereafter in quarterly installments of $111.6 million during the eighth year. The revolving credit facility is available, subject to certain conditions, for our and our subsidiaries general corporate purposes and for certain other permitted transactions. A portion of the revolving credit facility is available for letters of credit. The obligations under the new credit facility are secured by a lien on substantially all of our and our subsidiaries' assets and are guaranteed by our direct and indirect domestic subsidiaries.

     Borrowings under the new credit facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which will be the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.5% or (b) the eurodollar rate, which will be the rate at which eurodollar deposits for one, two, three or six or (if available to all lenders under the relevant facility, as determined by such lenders in their sole discretion) nine or twelve months are offered in the interbank eurodollar market. The applicable margin for the revolving credit facility is currently 1.50% with respect to the base rate loans and 2.50% with respect to eurodollar loans. The applicable margin for the term loan facility is currently 1.50% with respect to base rate loans and 2.50% with respect to eurodollar loans. Upon the occurrence of any payment default, all outstanding amounts under our new credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2% per annum. We are also obligated to pay a commission on all outstanding letters of credit in the amount of an applicable margin then in effect with respect to eurodollar loans under the revolving credit facility as well as fronting fees on the aggregate drawable amount of all outstanding letters of credit. The weighted average interest rate on outstanding indebtedness under the new credit facility was 4.9% at December 31, 2004.

     The new credit facility contains customary representations and warranties, covenants and conditions to borrowing.

     The new credit facility contains a number of negative covenants that limit us and our subsidiaries from, among other things, incurring other indebtedness, entering into merger or consolidation transactions, disposing of all or substantially all of their assets, making certain restricted payments, making capital expenditures, creating any liens on ours or our subsidiaries' assets, creating guarantee obligations and material lease obligations and entering into sale and leaseback transactions and transactions with affiliates.

     The new credit facility also requires the maintenance of certain quarterly financial and operating ratios, including a consolidated cash interest coverage ratio and consolidated leverage ratio. K&F was in compliance with all covenants at December 31, 2004.

     The new credit facility also contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts or the occurrence of a change of control.

     The new credit facility provides for revolving loans not to exceed $50.0 million, with up to $10 million available for letters of credit. The revolving loan commitment terminates on November 18, 2010. At December 31, 2004, we had $48.0 million available to borrow under the revolving credit facility and $2.0 million of letters of credit outstanding.

     On November 18, 2004, in connection with the Transactions, we issued $315.0 million of 7 3/4% notes which mature on November 15, 2014. The 7 3/4% notes are unsecured obligations ranking subordinate to our senior debt, as defined in the indenture governing the 7 3/4% notes. Interest on the 7 3/4% notes is payable semi-annually. The 7 3/4% notes are redeemable at any time after November 15, 2009, at descending redemption prices ranging from 103.875% in November 2009 to 100% after November 2012. At any time prior to November 15, 2007, K&F may, on any one or more occasions, redeem up to 35% of the aggregate principal of the 7 3/4% notes from the proceeds of equity offerings at a redemption price of 107.75% of the principal amount thereof.

     Our ability to make payments on and to refinance our indebtedness, including the 7 3/4% notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control as well as other factors.

     Our management believes that our cash on hand, together with cash expected to be generated from operations and, if required, borrowings under the revolving credit facility, will be sufficient for our cash requirements for at least the next 12 months.

Contractual Obligations

     The following represents our contractual commitments consisting of our scheduled debt maturities, scheduled interest payments, letters of credit, purchase commitments, non-cancelable operating lease commitments and employment contracts, subsequent to December 31, 2004:

                       SCHEDULED    SCHEDULED   LETTERS                    OPERATING
YEAR ENDING               DEBT      INTEREST      OF        PURCHASE         LEASE      EMPLOYMENT
DECEMBER 31,           MATURITIES   PAYMENTS*   CREDIT    COMMITMENTS**   COMMITMENTS   CONTRACTS     TOTAL
------------           ----------   ---------   -------   -------------   -----------   ----------   --------
                                                           (IN MILLIONS)
2005.................    $   --      $ 49.0      $ --         $36.0          $4.0          $2.3      $   91.3
2006.................       4.6        48.9        --           0.2           3.0           2.3          59.0
2007.................       4.8        48.6        --            --           2.7           2.2          58.3
2008.................       4.8        48.4        --            --           1.5           0.5          55.2
2009.................       4.8        48.1        --            --           0.4            --          53.3
Thereafter...........     771.0       227.0       2.0            --           4.1            --       1,004.1

---------------

* Assumes that the variable interest rate on our borrowings under our new credit facility remains constant at 5.12%.

** Represents the value of purchase orders placed with vendors for materials and equipment.

     Our funding policy is to contribute cash to our pension plans to the extent required under the Employee Retirement Income Security Act of 1974. Based on this minimum requirement, we made no contributions to the pension plans in 2004 and do not expect to make any in 2005. Our minimum pension liability was $48.2 million and $26.9 million at December 31, 2004 and 2003, respectively. We made approximately $4.2 million in contributions to our postretirement health care and life insurance benefit plans in 2004 and expect to contribute approximately the same amount in 2005.

     In 2004, we paid $6.4 million in federal and state income taxes. In 2005, we expect a refund for federal and state income taxes relating to the tax benefit created from of the payment of fees and premiums in 2004, in connection with the tender offers for our prior senior subordinated notes and the transaction expenses.

ACCOUNTING CHANGES AND PRONOUNCEMENTS

     In December 2004 the Financial Accounting Standards Board issued SFAS No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

     We plan to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS No. 123-R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. We do not have a stock option plan at December 31, 2004.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the "Act," was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

     In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act," which supersedes Staff Position No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

     As of December 31, 2003, we had elected to defer any accounting for the effects of the Act pursuant to Staff Position No. 106-1. We adopted Staff Position No. 106-2 as of July 1, 2004, the beginning of our third quarter, retroactive to January 1, 2004. We and our actuarial advisors determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. We remeasured the effects of the Act on the recorded Accumulated Plan Benefit Obligation ("APBO") as of January 1, 2004. The effect of the federal subsidy to which we are entitled has been estimated to decrease the APBO by $10.5 million.

     The decrease in the APBO was treated as a gain, which was amortized from January 1, 2004. The table below details the reduction in net periodic postretirement cost by component, which is included in the results of operations for the year ended December 31, 2004, as a result of the Act and the adoption of Staff Position No. 106-2.

                                                                   YEAR ENDED
                                                               DECEMBER 31, 2004
                                                               ------------------
                                                                 (IN THOUSANDS)
Service cost................................................         $  205
Interest cost...............................................            660
Recognized actuarial gain...................................            715
                                                                     ------
Net periodic postretirement benefit.........................         $1,580
                                                                     ======

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had $315.0 million of total fixed rate debt and $475.0 million of variable rate debt outstanding at December 31, 2004. Borrowings under the new credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.2 million.

     As a requirement of our new credit facility, we have entered into the following interest rate hedges:

     - a 3 month LIBOR interest rate cap at 4.5% from December 2004 to December 2005 on $240 million of our term loans;

     - a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million; and

     - a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap arrangement.

     We have no other derivative financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of K&F or its subsidiaries:

NAME                          AGE   POSITIONS
----                          ---   ---------
Bernard L. Schwartz.........  79    Chairman of the Board
Kenneth M. Schwartz.........  53    President, Chief Executive Officer and Director
Dirkson R. Charles..........  41    Executive Vice President and Chief Financial Officer
Ronald H. Kisner............  56    Executive Vice President, Secretary and General Counsel
Frank P. Crampton...........  61    Senior Vice President, Marketing of Aircraft Braking Systems
                                    Corporation
Richard W. Johnson..........  61    Senior Vice President, Finance & Administration of Aircraft
                                    Braking Systems Corporation
James J. Williams...........  49    Senior Vice President, Operations of Aircraft Braking
                                    Systems Corporation
John A. Skubina.............  50    President of Engineered Fabrics Corporation
Lawrence A. Bossidy.........  69    Director
Dale F. Frey................  72    Director
Thomas A. Johnson...........  64    Director
John T. Mapes...............  36    Director
Gerald L. Parsky............  62    Director

     Bernard L. Schwartz has served as our Chairman since 1989, and served as our Chief Executive Officer from 1989 through November 2004. Mr. Schwartz has been Chairman and Chief Executive Officer of Loral Space & Communications Ltd. since April 1996. Loral Space & Communications Ltd. filed for reorganization under Chapter 11 of the United States Bankruptcy Code on July 15, 2003 and continues to operate as a debtor-in-possession. From 1972 to April 1996, Mr. Schwartz was Chairman and Chief Executive Officer of Loral Corporation. Mr. Schwartz is a director of Loral Cyberstar, Inc., a Director of Satelites Mexicanos, S.A. de C.V., a director of First Data Corporation, a Trustee of Mount Sinai-NYU Medical Center and Health System and a Trustee of Thirteen/WNET Educational Broadcasting Corporation. Mr. Bernard Schwartz is the uncle of Kenneth M. Schwartz and of Ronald H. Kisner's wife.

     Kenneth M. Schwartz served as our President and Chief Operating Officer from March 2000 through November 2004. Upon consummation of the Acquisition in November 2004, Mr. K. Schwartz ceased to be our Chief Operating Officer and became our Chief Executive Officer and a director. Mr. K. Schwartz was our Executive Vice President from January 1996 to March 2000. From June 1989 to January 1996, Mr. K. Schwartz held the positions of Chief Financial Officer, Treasurer and Secretary. Previously he was the Corporate Director of Internal Audit for Loral Corporation and prior to that held various positions with the accounting firm of Deloitte & Touche LLP. Mr. Kenneth Schwartz is the nephew of Bernard L. Schwartz and the cousin of Mr. Kisner's wife.

     Dirkson Charles has been our Executive Vice President and Chief Financial Officer since November 2004. Mr. Charles was our Chief Financial Officer since May 1996. From May 1993 to May 1996, Mr. Charles was our Controller. Previously, he was the Manager of Accounting and Financial Planning. Prior to employment with us in 1989, Mr. Charles held various other positions with a major accounting firm, which he joined in 1984. Mr. Charles has been a CPA since 1986.

     Ronald H. Kisner served as our director from 1989 through November 2004. Mr. Kisner has been our Secretary since 1997 and employed by us since January 1999. He was a member of the law firm of Chekow & Kisner, P.C. from 1984 until 1999. From 1982 to 1984, Mr. Kisner was a sole practitioner. From 1973 to 1982, he was Associate General Counsel of APL Corporation, where he held the offices of Secretary, Vice President and Director. Ronald H. Kisner's wife is the niece of Mr. B. Schwartz and the cousin of Mr. K. Schwartz.

     Frank P. Crampton has been Senior Vice President of Marketing at Aircraft Braking Systems since October 1999. He was previously Vice President of Marketing at Aircraft Braking Systems since March 1987. He had been Director of Business Development for Goodyear Aerospace Corporation's Wheel and Brake Division since 1985. Prior to that assignment, he was the divisional manager of Program Operations since 1983. Mr. Crampton joined Goodyear in 1967. He became Section Manager in Commercial Sales in 1977, a product marketing manager in 1978 and Divisional Sales Manager in 1979. In August of 1982, he joined manufacturing as the manager of the manufacturing process organization. He also worked for NASA at the Johnson Space Center, Houston, Texas from 1963 to 1966.

     Richard W. Johnson has been Senior Vice President of Finance & Administration at Aircraft Braking Systems since October 1999. He was previously Vice President of Finance and Controller at Aircraft Braking Systems since April 1989. From 1987 to 1989, he was Vice President of Finance and Controller of Loral Corporation's Aircraft Braking Systems Division. Prior to this assignment, he had spent 22 years with Goodyear Aerospace Corporation, including one year as the Controller of the Wheel and Brake Division. Mr. Johnson joined Goodyear Aerospace Corporation in 1966. He became Manager of Accounting in 1979 for the Centrifuge Equipment Division of Goodyear Aerospace Corporation after holding various positions in the Defense Systems Division.

     James J. Williams has been Senior Vice President of Operations at Aircraft Braking Systems since October 1999. He was previously Vice President of Manufacturing at Aircraft Braking Systems since May 1992. He had been Director of Manufacturing since joining Aircraft Braking Systems in September 1989. Previously, from April 1985 to August 1989, he was Branch Manager of Refurbishment Operations at United Technologies responsible for the refurbishment process of the Solid Rocket Boosters on the Shuttle Program. Mr. Williams started his aviation career in 1975 in the Air Force as a Hydraulic Systems Specialist. He was Superintendent, Manufacturing at Fairchild Republic Company from 1979 to 1983, followed by Manager, B-1B Manufacturing Operations at Rockwell International Corporation from 1983 to 1985.

     John A. Skubina has been President of Engineered Fabrics Corporation since April 2000. Mr. Skubina was Senior Vice President of Engineered Fabrics Corporation from September 1999 to April 2000. He had been Vice President of Finance and Administration since February 1991. Prior to that, he was made Vice President of Finance on April 1, 1990. He joined Engineered Fabrics Corporation in 1988 as Accounting Manager. From 1985 until 1988, Mr. Skubina was the Assistant Controller and Controller of MPD, a division of M/A-Com.

     Lawrence A. Bossidy has served as a director since November 2004. Mr. Bossidy is a member of the Investment Advisory Committee of Aurora Capital Group. Mr. Bossidy previously served as Chairman and Chief Executive Officer of Honeywell International Inc. from 1999 to 2000 and from 2001 to 2002. Prior to that, he was Chairman and Chief Executive Officer of Allied Signal Inc. from 1991 to 1999. Mr. Bossidy is a director of Merck & Co., Inc., of Berkshire Bank and of JPMorgan Chase & Co.

     Dale F. Frey has served as a director since January 2005. Mr. Frey is a member of the Investment Advisory Committee of Aurora Capital Group. Prior to his retirement in 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980. Mr. Frey is a director of and a member of the audit committee of Aftermarket Technology Corp., Community Health Systems, The Yankee Candle Company, Inc. and McLeod USA Incorporated and he also is a director of Ambassador Group, Inc. Mr. Frey has a masters degree in finance and accounting and has worked in public accounting.

     Thomas A. Johnson has served as a director since January 2005. Prior to his retirement in 2000, Mr. Johnson was Vice President/General Manager of Allied Signal Aerospace's Commercial Auxiliary Power Units business, a position he had held since 1995, President of Allied Signal Aerospace's Aircraft Landing Systems business since 1989, and Director of Material & Business Systems for Aircraft Landing Systems since 1980.

     John T. Mapes has served as a director since November 2004. Mr. Mapes is a partner of Aurora Capital Group, which he joined in 1992. Prior to joining Aurora Capital Group, Mr. Mapes worked with Salomon Brothers in the corporate finance group.

     Gerald L. Parsky has served as a director since November 2004. Mr. Parsky is the Chairman and a founding partner of Aurora Capital Group. Prior to forming Aurora Capital Group in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committees of the law firm of Gibson, Dunn & Crutcher LLP. Prior to that, he served as Assistant Secretary of the Treasury for International Affairs. Mr. Parsky is a director of Aftermarket Technology Corp.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors has established an executive and compensation committee, which we refer to as the executive committee, consisting of Messrs. Bossidy, B. Schwartz and Parsky. Mr. Bossidy acts as the chairman of the executive committee. The executive committee is authorized to exercise, during the intervals between regular board of directors meetings and except as specifically reserved for action by the full board of directors, all of the powers and authority of the board of directors in the management of our business and affairs. The executive committee reviews and approves the compensation and benefits for our executive officers, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements for our employees.

     Our board of directors has established an audit committee, consisting of Messrs. Frey, Mapes and Johnson. Mr. Frey acts as the chairman of the audit committee and has been determined by the board of directors to qualify as an audit committee financial expert. Due to his affiliation with Aurora Capital Group, Mr. Frey is not considered "independent," as that term is used in item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. The audit committee will recommend the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

CODE OF ETHICS

     We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Act which is available upon request. This Code of Ethics applies to our principal executive officer, principal financial officer and other of our officers involved in finance, accounting, treasury and tax matters.

K&F PARENT, INTERMEDIATE HOLDCO AND K&F BOARD OF DIRECTORS

     Except as provided below, the board of directors of K&F Parent will consist of up to eight members, each of whom will be elected by the holders of the outstanding common stock of K&F Parent. The holders of a majority of the outstanding shares of K&F Parent's senior preferred stock have the right to appoint one person reasonably acceptable to a majority of the members of the board of directors elected by the holders of the common stock of K&F Parent as an observer to the board of directors of K&F Parent and any committees thereof, including the audit committee and compensation committee, subject to customary confidentiality restrictions. The holders of a majority of the outstanding shares of K&F Parent's senior preferred stock may elect at any time to change the appointed observer to a full director position, provided that the individual elected to a full director position shall be reasonably acceptable to a majority of the members of the board of directors elected by the holders of the common stock of K&F Parent, in which case the board of directors of K&F Parent will be increased from eight to nine members. Under certain circumstances, the holders of the senior preferred stock are entitled to elect additional members of the board of directors of K&F Parent, Intermediate Holdco and K&F. Finally, the holders of the senior preferred stock of K&F Parent have the same rights with respect to the board of directors of Intermediate Holdco and K&F.

VOTING AGREEMENTS

     Aurora Equity Partners III L.P., Aurora Overseas Equity Partners III, L.P., Aurora Equity Partners II L.P. and Aurora Overseas Equity Partners II, L.P., who we refer to collectively as the "Aurora Capital stockholders," are party to a voting agreement with K&F Parent and Cerberus Partners, L.P. with respect to the shares of common stock of K&F Parent owned of record and/or beneficially by the Aurora Capital stockholders. In the voting agreement, the Aurora Capital stockholders have agreed to vote such shares of common stock (and any shares over which they exercise voting control) (1) to increase the number of members of the board of directors of K&F Parent, but solely to the extent that the vote or consent of such stockholders is necessary to increase the number of members of the board of directors of K&F Parent in order to permit the election of the designees designated by the holders of a majority of the outstanding shares of senior preferred stock of K&F Parent and (2) to elect to the board of directors of K&F Parent the designees of the holders of a majority of the outstanding shares of senior preferred stock of K&F Parent to the extent the holders of a majority of the outstanding shares of senior preferred stock of K&F Parent are entitled to elect their designees to the board of directors of K&F Parent. K&F Parent has entered into a substantially similar voting agreement with respect to the shares of common stock it holds of Intermediate Holdco. Finally, Intermediate Holdco has entered into a substantially similar voting agreement with respect to the shares of common stock it holds of K&F. See "Certain Relationships and Related Transactions -- Securityholders Agreement" for a discussion regarding certain agreements between the holders of K&F Parent's junior preferred stock and common stock and K&F Parent.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation for the years ended December 31, 2004, 2003 and 2002, for the chief executive officer and each of the other four most highly compensated executive officers.

                                                                     LONG-TERM
                                         ANNUAL COMPENSATION       COMPENSATION
                                        ----------------------   -----------------
                                                                 OPTIONS    LTIP        ALL OTHER
                                         SALARY        BONUS     GRANTED   PAYOUTS   COMPENSATION(B)
NAME AND PRINCIPAL POSITION      YEAR      ($)        ($)(A)       (#)       ($)           ($)
---------------------------      ----   ---------    ---------   -------   -------   ---------------
Bernard L. Schwartz............  2004   1,771,944(c)                 --        --            --
  Chairman of the Board of       2003   2,175,372(c) 2,732,800       --        --            --
  Directors of K&F               2002   1,920,000(c) 4,839,700       --        --            --
  Industries, Inc.
Kenneth M. Schwartz............  2004     569,630(c)                 --    36,667        14,880
  President and Chief            2003     553,746(c)   964,136    1,400    54,000        14,257
  Executive Officer of K&F       2002     535,000(c) 1,950,000(d)  5,000   74,000        13,918
  Industries, Inc.
Dirkson R. Charles.............  2004     244,000                    --    22,333        10,176
  Executive Vice President and   2003     236,946      387,000      650    40,667         9,996
  Chief Financial Officer of     2002     230,000      895,000(d)  1,000   55,666         9,396
  K&F Industries, Inc.
Ronald H. Kisner...............  2004     219,400                    --    20,333        13,836
  Executive Vice President,      2003     213,152      310,000      450    37,000        13,656
  Secretary and General Counsel  2002     207,000      689,000(d)     --   50,333        13,656
  of K&F Industries, Inc.
Frank P. Crampton..............  2004     217,000                    --    15,333        19,450
  Senior Vice President --       2003     207,838      210,000      350    28,000        19,219
  Marketing of Aircraft          2002     200,192      483,500(d)     --   39,000        18,483
  Braking Systems

---------------

(a) The bonuses payable to each of the named executive officers for the year ended December 31, 2004 have not been determined and are not calculable as of the latest practicable date prior to the filing of this Annual Report on Form 10-K. We shall disclose the bonuses paid for this period in our next Annual Report on Form 10-K.

(b) Includes the following: (i) Our contributions to individual 401(k) plan accounts for the years ended December 31, 2004, 2003 and 2002, respectively:
    Mr. K. Schwartz -- $7,380, $7,200 and $7,200; Mr. Charles -- $7,380, $7,200
    and $6,600; Mr. Kisner -- $7,380, $7,200 and $7,200; and Mr.
    Crampton -- $7,380, $7,200 and $6,882 (ii) the compensation element of supplemental life insurance programs for the years ended December 31, 2004, 2003 and 2002, respectively: Mr. K. Schwartz -- $7,500, $7,057 and $6,718;
    Mr. Charles -- $2,796, $2,796 and $2,796; Mr. Kisner  -- $6,456, $6,456 and
    $6,456; and Mr. Crampton -- $12,070, $12,019 and $11,601.

(c) Prior to the Acquisition, we were party to an advisory agreement with Mr. Bernard L. Schwartz, which provided for the payment of an aggregate of $200,000 per month of compensation to Mr. B. Schwartz and persons or expenses designated by him. Mr. B. Schwartz designated that $150,000 of the aggregate annual advisory fee be paid to Kenneth M. Schwartz, which is included in his salary for each of the three years in the period ended December 31, 2004. This agreement was terminated upon the consummation of the Acquisition.

(d) Includes payments made as a holder of common stock options in connection with the 2002 recapitalization, of: $1,725,000 for Mr. K. Schwartz; $780,000 for Mr. Charles; $585,000 for Mr. Kisner; and $420,000 for Mr. Crampton.

                       OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock options granted during the year ended December 31, 2004. The capital stock of K&F Industries has never been publicly traded. All existing options were terminated prior to the consummation of the Acquisition and each optionholder received with respect to each option held by such optionholder an amount equal to the excess of the per share consideration received by the prior K&F stockholders in the Acquisition over the exercise price of such option. As of December 31, 2004, a new stock option plan has not yet been established.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                        YEAR AND YEAR-END OPTION VALUES

     The following sets forth information concerning the exercise of stock options during the year ended December 31, 2004 and the value of unexercised stock options at year-end. Our stock has never been publicly traded. All existing options were terminated prior to the consummation of the Acquisition and each optionholder received with respect to each option held by such optionholder an amount equal to the excess of the per share consideration received by the prior K&F stockholders in the Acquisition over the exercise price of such option. As of December 31, 2004, a new stock option plan has not yet been established.

                                                                             NUMBER OF          VALUE OF
                                                                            UNEXERCISED        UNEXERCISED
                                                                             SECURITIES       IN-THE-MONEY
                                                                         UNDERLYING OPTIONS    OPTIONS AT
                                                                            AT FY-END(#)        FY-END($)
                                                                         ------------------   -------------
                                      SHARES ACQUIRED       VALUE           EXERCISABLE/      EXERCISABLE/
NAME                                  ON EXERCISE(#)    REALIZED($)(1)     UNEXERCISABLE      UNEXERCISABLE
----                                  ---------------   --------------   ------------------   -------------
Bernard L. Schwartz.................         0                    0             0/0                0/0
Kenneth M. Schwartz.................         0            8,365,043             0/0                0/0
Dirkson R. Charles..................         0            3,849,380             0/0                0/0
Ronald H. Kisner....................         0            2,839,026             0/0                0/0
Frank P. Crampton...................         0            2,018,993             0/0                0/0

---------------

(1) Represents the value (including an amount to be received upon payment of the K&F Parent note due in May 2005) realized for cancellation of all options in connection with the Acquisition.

LONG-TERM INCENTIVE PLAN AWARDS

     Under our long-term incentive plan (designed to provide an incentive to encourage attainment of our objectives and retain and attract key executives), a limited number of persons participate in a Deferred Bonus Plan. Under the terms of the plan, generally no awards are allocated to any participant unless we achieve at least a 5% growth in earnings before interest, taxes and amortization over the prior fiscal year. Awards vest and are paid in three equal annual installments starting on January 15th following each fiscal year-end. All amounts not vested are forfeited upon termination of employment for any reason other than death or disability prior to the vesting date. Long-term incentive awards have not been determined for 2004 and are not calculable as of the latest practicable date prior to the filing of this Annual Report on Form 10-K. We will disclose the long-term incentive awards for 2004 in our next Annual Report on Form 10-K.

THE RETIREMENT PLAN

     We established, effective May 1, 1989, as amended, the K&F Industries Retirement Plan for Salaried Employees, or our Retirement Plan or the Plan, a defined benefit pension plan. We have received favorable determination letters from the Internal Revenue Service that our Retirement Plan, as amended, is a qualified plan under the Internal Revenue Code. Our Retirement Plan provides a non-contributory benefit and a contributory benefit. The cost of the former is borne by us; the cost of the latter is borne partly by us and partly by the participants. Salaried employees who have completed at least six months of service and satisfied a minimum earnings level are eligible to participate in the contributory portion of our Retirement Plan; salaried employees become participants in the non-contributory portion on their date of hire. The Plan provides a benefit of $20.00 per month for each year of credited service. For participants who contribute to the Plan, in addition to the benefit of $20.00 per month for each year of credited service, the Plan provides an annual benefit equal to the greater of: 60% of the participant's aggregate contributions or average compensation earned (while contributing) during the last 10 years of employment in excess of 90% of the Social Security Wage Base amount multiplied by: (1) 2.4% times years of continuous service up to 10, plus
(2) 1.8% times additional years of such service up to 20, plus (3) 1.2% times additional years of such service up to 30, plus (4) 0.6% times all additional such service above 30 years.

     Effective January 1, 1990, the Plan was amended for our eligible employees and those of Aircraft Braking Systems to provide an annual benefit equal to (1) the accrued benefit described above as of December 31, 1989, plus (2) a non-contributory benefit for each year of credited service after January 1, 1990 of 0.7% of annual earnings up to the Social Security Wage Base or $288, whichever is greater, plus (3) for each year of contributory service on and after January 1, 1990, a contributory benefit of (i) for 14 years of contributory service or less, 1.05% of annual earnings between $19,800 and the Social Security Wage Base plus 2.25% of annual earnings above the Social Security Wage Base, and (ii) for more than 14 years of contributory service, 1.35% of annual earnings between $19,800 and the Social Security Wage Base plus 2.65% of annual earnings above the Social Security Wage Base. In no event will the amount calculated in (3) above be less than 60% of the participant's aggregate contributions made on and after January 1, 1990. Benefits are payable upon normal retirement age at age 65 in the form of single life or joint and survivor annuity or, at the participant's option with appropriate spouse consent, in the form of an annuity with a term certain. A participant who has
(a) completed at least 30 years of continuous service, (b) attained age 55 and completed at least 10 years of continuous service, or (c) attained age 55 and the combination of such participant's age and service equals at least 70 years, is eligible for early retirement benefits. If a participant elects early retirement before reaching age 62, such benefits will be reduced except that the non-contributory benefits of a participant with at least 30 years of credited service will not be reduced. In addition, employees who retire after age 55 but before age 62 with at least 30 years of service are entitled to a supplemental non-contributory benefit until age 62. Annual benefits under our Retirement Plan are subject to a statutory ceiling of $170,000 per participant. Participants are fully vested in their accrued benefits under our Retirement Plan after five years of credited service with us. We have a similar plan at Engineered Fabrics.

     The individuals named in the Summary Compensation Table also participate in a supplemental plan which generally makes up for certain reductions in such benefits caused by Internal Revenue Code limitations. Estimated annual benefits upon retirement for these individuals who are participants in our Retirement Plan and the supplemental plan are: $676,000 for Mr. B. Schwartz; $566,000 for Mr. K. Schwartz; $291,000 for Mr. Charles; $132,000 for Mr. Kisner; and $156,000 for Mr. Crampton. The retirement benefits have been computed on the assumption that (1) employment will be continued until normal retirement at age 65 or current age if greater; (2) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period; and (3) participation in the contributory portion of the plan will continue at current levels.

     For purposes of eligibility, vesting and benefit accrual, participants receive credit for years of service with Loral Corporation and Goodyear. At retirement, retirement benefits calculated according to the benefit formula described above are reduced by any retirement benefits payable from The Goodyear Tire & Rubber Company Retirement Plan for Salaried Employees.

COMPENSATION OF DIRECTORS

     The members of the board of directors serving prior to the Acquisition held four meetings during the year ended December 31, 2004. Four prior members of the board of directors received a director's fee of $12,000 for 2004. Messrs. B. Schwartz and Kisner and two other persons who were directors prior to the Acquisition did not receive director's fees during the year ended December 31, 2004. All directors have been reimbursed for reasonable out-of-pocket expenses incurred in that capacity. Our new board of directors will establish reasonable and customary compensation arrangements for board members serving on an on-going basis.

EMPLOYMENT AGREEMENTS

     In connection with the Acquisition, we entered into employment agreements with each of Messrs. B. Schwartz, K. Schwartz, Charles, Kisner and Crampton. The agreement with Mr. B. Schwartz has a term of one year commencing on November 18, 2004 and provides that he will serve as Chairman of the board of directors of K&F with an annual salary of $100,000. The agreement with Mr. K. Schwartz has an initial term of 48 months commencing on November 18, 2004, after which it will remain effective for successive one-year periods until we give or are provided by Mr. K. Schwartz with 90 days notice of termination. Each of the other employment agreements have an initial term of 36 months commencing on November 18, 2004, after which they will remain effective for successive one-year periods until we give or are provided by the executive with 90 days notice of termination. The employment agreements provide for base salaries, which were adjusted in 2005, of $625,000 for Mr. K. Schwartz, $264,000 for Mr. Charles, $237,000 for Mr. Kisner, and $235,000 for Mr. Crampton. These salaries are subject to annual increase at the discretion of the compensation committee of our board of directors. Mr. K. Schwartz' agreement also provides that he will be nominated for election to the board of directors of K&F at each stockholders meeting called to elect directors. If we terminate the employment of Messrs. K. Schwartz, Charles or Kisner during the respective initial terms of their employment for any reason, except for cause, or the executive resigns because we fail to perform a material term of the employment agreement (i) the executive shall be allowed to exercise all vested stock options held by him for a period of 12 months after the termination date and (ii) we will be required to (A) pay the executive a severance payment equal to (x) the executive's then-effective base salary for the greater of 18 months or the balance of his initial term and
(y) a prorated portion of any bonuses that are earned in the year of termination under any bonus plans in which the executive participates and (B) extend the executive's welfare benefits for the greater of 18 months or the balance of his initial term (or if the applicable welfare plans do not permit extended coverage, pay the executive the value of such extended welfare benefits). In addition, if Messrs. K. Schwartz or Kisner are terminated prior to age 62 other than for cause or by their own resignation (unless such resignation occurs because we fail to perform a material term of their employment agreement), either executive would be entitled to receive unreduced pension benefits as if he had remained employed by K&F through his 62nd birthday. If Mr. K. Schwartz is terminated by us without cause or if he resigns because we fail to perform a material term of his employment agreement, in each case, within 24 months following a change of control of K&F (other than pursuant to the Acquisition), then (i) he shall be allowed to exercise all vested stock options held by him for a period of 12 months after the termination date and (ii) we will be required to (A) pay him a severance payment equal to (x) his then-effective base salary for 36 months and (y) three times the most recent annual bonus earned by him and (B) extend his welfare benefits for the greater of 18 months or the balance of his initial term (or if the applicable welfare plans do not permit extended coverage, pay him the value of such extended welfare benefits). If we terminate Mr. Crampton during the initial 36 month term of his employment for any reason, except for cause, or he resigns because we fail to perform a material term of the employment agreement (i) he shall be allowed to exercise all vested stock options held by him for a period of 12 months after the termination date and (ii) we will be required to (A) pay him a severance payment equal to (x) his then-effective base salary for the greater of 12 months or the balance of his initial term and (y) a prorated portion of his performance bonus and deferred bonus earned in the year of termination and (B) extend his welfare benefits for 12 months (or if the applicable welfare plans do not permit extended coverage, pay him the value of such extended welfare benefits). Each executive officer, other than Mr. B. Schwartz, is also eligible for full accelerated vesting of stock options held by him upon a change of control of K&F (other than pursuant to the Acquisition). Each of the employment agreements contain a non-competition provision that prevents the executive officer from working for or investing in our competitors and a non-solicit provision that prevents the executive officers from soliciting our employees, in each case for at least one year after termination of employment, and a perpetual nondisclosure provision. Each executive officer, other than Mr. B. Schwartz, is also eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer's base pay if certain financial targets are achieved. A further discretionary deferred bonus may be payable to each executive officer, other than Messrs. B. Schwartz and K. Schwartz, each year if certain other financial targets are achieved. The deferred bonuses are payable over a three-year period. Mr. K. Schwartz is eligible to receive a further annual bonus if certain financial targets are achieved.

PRIOR ADVISORY AGREEMENT

     Prior to the Acquisition, we were party to an Advisory Agreement with Bernard L. Schwartz which provided for the payment of an aggregate of $200,000 per month of compensation to Mr. B. Schwartz and persons or expenses designated by him. This agreement has terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Before the Acquisition, we did not use a compensation committee to determine executive officer compensation. The payments to Bernard L. Schwartz, who was our Chairman and Chief Executive Officer before the Acquisition, were paid in accordance with the Advisory and Stockholders Agreements then existing. All other executive compensation decisions were made by Mr. B. Schwartz in accordance with policies established in consultation with the Board of Directors. Executive Compensation is now determined by our employment agreements with the individuals named in the Summary Compensation Table and is otherwise approved by the executive committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     There were no equity securities authorized for issuance as of December 31, 2004.

CAPITAL STOCK OF K&F AND INTERMEDIATE HOLDCO

     All of K&F's issued and outstanding common stock is owned by Intermediate Holdco and all of Intermediate Holdco's issued and outstanding common stock is owned by K&F Parent. In addition, Intermediate Holdco and K&F issued, for a nominal purchase price per share of $0.01, shares of their Senior Redeemable Preferred Stock, or the "nominal preferred stock," to the holders of the senior preferred stock of K&F Parent. Each of the holders of the senior preferred stock of K&F Parent were issued a number of shares of the nominal preferred stock of Intermediate Holdco and K&F equal to the number of shares of senior preferred stock of K&F Parent held by each of them. The nominal preferred stock of Intermediate Holdco and K&F has rights, preferences and privileges similar to the rights, preferences and privileges of the senior preferred stock of K&F Parent. The aggregate liquidation preference of the nominal preferred stock issued by Intermediate Holdco and K&F will be $0.01 per share, resulting in an initial aggregate liquidation preference of $92.50 for the nominal preferred stock at each of Intermediate Holdco and K&F.

     No shares of senior preferred stock of K&F Parent may be transferred unless a simultaneous transfer of a like number of shares of the nominal preferred stock of Intermediate Holdco and K&F is made by the same transferor to the same transferee. In addition, K&F Parent will not issue or agree to issue any shares of senior preferred stock of K&F Parent to any person unless a simultaneous issuance of a like number of shares of the nominal preferred stock of Intermediate Holdco and K&F is made by Intermediate Holdco and K&F to the same person.

CAPITAL STOCK OF K&F PARENT

     K&F Parent indirectly owned all of our outstanding common stock at December 31, 2004. The outstanding shares of capital stock of K&F Parent, consisting of 9,250 shares of Senior Redeemable Preferred Stock (the "senior preferred stock"), 12,250 shares of Junior/Series A Redeemable Exchangeable Preferred Stock (the "junior preferred stock") and 100,000 shares of common stock, are known by us to be beneficially held, at December 31, 2004, as set forth below.

     Other than as set forth in footnotes 2 through 5 below with respect to Messrs. Parsky and Mapes, none of our directors or officers owned shares of K&F Parent capital stock at December 31, 2004. K&F Parent may from time to time, issue shares of its capital stock, or options to acquire shares of its capital stock, to management, its directors or other investors.

     The following table sets forth information as of December 31, 2004 with respect to (i) all persons known by us to be the beneficial owner of more than 5% of any of K&F Parent's classes of stock; (ii) all our executive officers;
(iii) all our directors; and (iv) all our directors and executive officers as a group. The address for the directors and executive officers is in care of our offices.

                               NUMBER OF                NUMBER OF
                               SHARES OF                SHARES OF                 NUMBER OF
                                SENIOR                   JUNIOR     PERCENTAGE    SHARES OF   PERCENTAGE
                               PREFERRED   PERCENTAGE   PREFERRED       OF         COMMON         OF
                                 STOCK      OF CLASS    STOCK(1)     CLASS(1)     STOCK(1)     CLASS(1)
                               ---------   ----------   ---------   -----------   ---------   -----------
Aurora Equity Partners III
  L.P.(2)(3).................       --          --       4,569.7        37.3         37,303       37.3
Aurora Overseas Equity
  Partners III, L.P.(3)(4)...       --          --         110.1         0.9            899        0.9
Aurora Equity Partners II
  L.P.(3)(5).................       --          --       2,716.7        22.2       22,177.6       22.2
Aurora Overseas Equity
  Partners II, L.P.(3)(6)....       --          --          36.1         0.3          294.4        0.3
Caisse de depot et placement
  du Quebec
  Centre CDP Capital,
  1000, place Jean-Paul-
  Riopelle
  Montreal, Quebec H2Z2B3....       --          --         688.2         5.6          5,618        5.6
California Public Employees
  Retirement System
  Lincoln Plaza
  Investment Office
  400 P Street
  Sacramento, CA 95814.......       --          --       1,376.4        11.2         11,236       11.2
Stephen Feinberg(7)
  299 Park Avenue
  New York, NY 10171.........    8,250        89.2            --          --             --         --
Co-Investment Partners, L.P.
  660 Madison Avenue,
  23rd Floor
  New York, NY 10021.........       --          --       1,376.4        11.2         11,236       11.2
Employers Reinsurance
  Corporation(8)
  3001 Summer Street
  P.O. Box 7900
  Stamford, CT 06904.........    1,000        10.8            --          --             --         --
General Electric Pension
  Trust(8)
  3001 Summer Street
  P.O. Box 7900
  Stamford, CT 06904.........       --          --       1,376.4        11.2         11,236       11.2
                                 -----       -----       -------       -----      ---------      -----
Totals.......................    9,250       100.0        12,250       100.0      100,000(8)     100.0
                                 =====       =====       =======       =====      =========      =====

---------------

(1) As described below under "Certain Relationships and Related
    Transactions -- Securityholders Agreement," each of Aurora Equity Partners III L.P., Aurora Overseas Equity Partners III, L.P., Aurora Equity Partners II L.P. and Aurora Overseas Equity Partners II, L.P. (collectively, the "Aurora entities"), has been granted a proxy by certain other holders of junior preferred stock and common stock. With certain exceptions, other holders have agreed to vote their shares of junior preferred stock and common stock in the same manner as the Aurora entities vote their shares. As a result of these proxies and voting agreements, the Aurora entities may be deemed to be the beneficial owner of the shares of junior preferred stock and common stock covered by such arrangements (the "Aurora Voting Shares"). The shares and percentages set forth with respect to the Aurora entities reflect only the shares actually owned by each Aurora entity and do not give effect to the beneficial ownership of the Aurora Voting Shares.

(2) Aurora Equity Partners III L.P. is a Delaware limited partnership the general partner of which is Aurora Capital Partners III L.P, a Delaware limited partnership whose general partner is Aurora Advisors III LLC. Messrs. Parsky and Mapes, each of whom are directors of K&F Parent, own substantially all of the membership interests in and are the sole voting members of Aurora Advisors III LLC and may be deemed to beneficially share ownership of the securities beneficially owned by Aurora Equity Partners
    III. The address of Aurora Equity Partners III is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(3) The Aurora entities are party to a voting agreement with K&F Parent and Cerberus Partners, L.P. with respect to the shares of common stock beneficially owned by such Aurora entities or over which they exercise voting control. The Aurora entities have agreed to vote such shares in the manner and under the circumstances set forth in "Description of Capital Stock -- Capital Stock of K&F Parent -- Common Stock of K&F Parent -- Voting Agreements."

(4) Aurora Overseas Equity Partners III, L.P. is a Cayman Islands exempted limited partnership the general partner of which is Aurora Overseas Capital Partners III, L.P., a Cayman Islands exempted limited partnership whose general partner is Aurora Overseas Advisors III, LDC, a Caymans Islands limited duration company, whose stockholders are Aurora Advisors II LLC and Aurora Advisors III LLC. Messrs. Parsky and Mapes, each of whom are directors of K&F Parent, own substantially all of the membership interests in and are the sole voting members of Aurora Advisors II LLC and Aurora Advisors III LLC and may be deemed to beneficially share ownership of the securities beneficially owned by Aurora Overseas Equity Partners III. The address of Aurora Overseas Equity Partners III is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(5) Aurora Equity Partners II L.P. is a Delaware limited partnership the general partner of which is Aurora Capital Partners II L.P., a Delaware limited partnership whose general partner is Aurora Advisors II LLC. Messrs. Parsky and Mapes, each of whom are directors of K&F Parent, own substantially all of the membership interests in and are the sole voting members of Aurora Advisors II LLC and may be deemed to beneficially share ownership of the securities beneficially owned by Aurora Equity Partners II L.P. The address of Aurora Equity Partners II is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(6) Aurora Overseas Equity Partners II, L.P. is a Cayman Islands exempted limited partnership the general partner of which is Aurora Overseas Capital Partners II, L.P., a Cayman Islands exempted limited partnership, whose general partner is Aurora Overseas Advisors II LDC, a Cayman Islands limited duration company, whose stockholders are Aurora Advisors, Inc. and Aurora Advisors II LLC. Messrs. Parsky and Mapes, each of whom are directors of K&F Parent, own substantially all of the membership interests in and are the sole voting members of Aurora Advisors II LLC and Mr. Parsky is a director of Aurora Advisors, Inc. Accordingly, each of Messrs. Parsky and Mapes may be deemed to beneficially own the shares of the common stock beneficially owned by Aurora Overseas Equity Partners II, LP. The address of Aurora Overseas Equity Partners II is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(7) Cerberus Partners, L.P., a Delaware limited partnership ("Cerberus"), is the holder of 8,250 shares of the senior preferred stock. Stephen Feinberg possesses sole power to vote and direct the disposition of all shares of the senior preferred stock held by Cerberus. Thus, Stephen Feinberg is deemed to beneficially own 8,250 shares of the senior preferred stock, or 89.2% of the shares of senior preferred stock issued and outstanding.

(8) Employers Reinsurance Corporation ("ERC") is a Missouri corporation and wholly-owned subsidiary of General Electric Company, a New York corporation ("GE"). General Electric Pension Trust ("GEPT") is a New York common law pension trust for the benefit of the employees of GE and its subsidiaries. GE Asset Management Incorporated, a Delaware corporation and wholly-owned subsidiary of GE ("GEAM"), is a registered investment adviser and acts as Investment Manager for GEPT and ERC. GEAM may be deemed to beneficially share ownership of the shares owned by GEPT and ERC. GE expressly disclaims beneficial ownership of all shares owned by GEPT and ERC. GEPT expressly disclaims beneficial ownership of all shares owned by ERC. ERC expressly disclaims beneficial ownership of all shares owned by GEPT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SECURITYHOLDERS AGREEMENT

     The following is a summary description of the principal terms of the securityholders agreement among K&F Parent and certain of its stockholders, optionholders and warrantholders. The securityholders agreement covers the outstanding shares of K&F Parent junior preferred stock, which have an initial liquidation preference of $10,000 per share, and K&F Parent common stock, but not the senior preferred stock. This summary description does not purport to be complete and is subject to and qualified in its entirety by reference to the definitive securityholders agreement.

     The securityholders agreement provides that, with certain limited exceptions, the securityholders party to the agreement may not transfer any of their shares or any interest therein without the prior approval of Aurora Equity Partners III L.P., Aurora Overseas Equity Partners III, L.P., Aurora Equity Partners II L.P., and Aurora Overseas Equity Partners II, L.P. (collectively, the "Aurora entities"). Each of the securityholders party to the agreement (other than the Aurora entities and certain co-investors) have granted an irrevocable proxy to each of the Aurora entities, each of which may act alone to exercise such proxy. With certain limited exceptions, each such co-investor has agreed to vote its shares of K&F Parent common stock and junior preferred stock in the same manner as the Aurora entities vote their respective shares of K&F Parent common stock and junior preferred stock. With certain limited exceptions, shares of K&F Parent common stock and junior preferred stock are to be released from such restrictions on transfer upon the consummation of a qualified initial public offering by K&F Parent. Shares of K&F Parent common stock and junior preferred stock are to be released from the proxy and voting agreement when they are no longer owned by the securityholder party to the agreement or its permitted transferee or any other person that is bound by the terms of the securityholders agreement.

     The securityholders agreement provides for certain rights of first refusal, with the right of over-subscription, in favor of securityholders classified as Qualifying Class B Securityholders, who consist of the Aurora entities and certain co-investors, in the event that any other securityholder desires to transfer his or her securities of K&F Parent to any non-affiliate of such person. To the extent that the Qualifying Class B Securityholders elect to purchase fewer than all of the securities proposed to be sold by such selling securityholder, K&F Parent will then have a right of first refusal with respect to any such unsold securities. The first refusal rights granted to securityholders will terminate upon the consummation of a qualified initial public offering by K&F Parent.

     In the event that the Aurora entities desire to accept a third party offer to purchase all outstanding shares of K&F Parent common stock and junior preferred stock held by all Aurora entities, all or substantially all of the assets of K&F Parent or to effect a business combination of K&F Parent, the other securityholders will be required to sell all of their securities on the terms set forth in such acquisition proposal or to vote all of their shares in favor of such acquisition proposal, as the case may be. In the event that any Class B Securityholder desires to sell any shares of K&F Parent common stock and junior preferred stock held by them (other than to a permitted transferee), the other securityholders, including any Class B Securityholder, will be entitled to require, as a condition of such sale, that the proposed buyer purchase shares of K&F Parent common stock and/or junior preferred stock from each of them on a pro rata basis. The rights described in this paragraph granted to securityholders will terminate upon the consummation of a qualified initial public offering by K&F Parent.

     If any securityholder is an employee or consultant of K&F Parent or any of its direct or indirect subsidiaries, and such employment or consulting relationship is terminated by the employer for cause or voluntarily by the employee or consultant, then the Aurora entities shall have the option to purchase such person's securities for a period of 60 days after the date of such termination. To the extent that the Aurora entities elect to purchase fewer than all of the securities held by such employee or consultant, K&F Parent will then have a right to purchase such unsold securities. K&F Parent securities are to be released from these call provisions for an employee or consultant of a direct or indirect subsidiary of K&F Parent upon the earlier of
(a) the consummation of a qualified initial public offering by K&F Parent and
(b) the two year anniversary of the later of (i) such employee or consultant's commencement of work for the subsidiary or (ii) the acquisition of such subsidiary by K&F Parent.

     All stockholders who are parties to the securityholders agreement are entitled to certain "piggy-back" registration rights with respect to shares of K&F Parent common stock in connection with the registration of K&F Parent equity securities at any time following a qualified initial public offering by K&F Parent. In addition, at any time after 6 months following a qualified initial public offering by K&F Parent, any holder of more than 10% of the outstanding shares of K&F Parent common stock shall be entitled to demand the registration of its shares, subject to customary restrictions. K&F Parent will bear all expenses incident to any such registrations, including the fees and expenses of a single counsel retained by the selling stockholders; however, each selling stockholder will be responsible for the underwriting discounts and commissions and transfer taxes in connection with shares sold by such stockholder. Each selling stockholder and the underwriters through whom shares are sold on behalf of a selling stockholder will be entitled to customary indemnification from K&F Parent against certain liabilities, including liabilities under the Securities Act.

     Subject to certain exceptions, each Class B Securityholder has the right to purchase its pro rata share of any future issuance of new equity securities by K&F Parent other than any senior preferred stock and subject to certain other customary exceptions.

     So long as K&F is required to file such information with the SEC each Class B Securityholder will have rights to receive (i) all quarterly and annual financial information required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, with respect to the annual information only, a report on the annual financial statements by K&F Parent's certified independent accountants; (ii) all current reports required to be filed with the SEC on Form 8-K, (iii) an annual business plan and (iv) notice of any event of default on any material debt. If K&F is not required to file such information with the SEC, each Class B Securityholder will have rights to receive (i) audited annual financial statements, (ii) unaudited quarterly financial statements, (iii) an annual business plan and (iv) notice of any event of default on any material debt. In addition, each Class B Securityholder will have access to the facilities, records and personnel (including outside accountants) of K&F Parent and its subsidiaries. Each Qualifying Class B Securityholder will have the right to send one observer to all meetings of the board of directors of K&F Parent, subject to customary confidentiality restrictions.

     The securityholders agreement may be amended only by a written agreement
(i) executed by K&F Parent, the Aurora entities, the holders of a majority in interest of the shares of K&F Parent common stock (other than the Aurora entities) and the holders of a majority interest of the shares of K&F Parent junior preferred stock (other than the Aurora entities), (ii) in the case of an amendment adversely affecting the rights of any securityholder or group of securityholders in particular, the written agreement of such securityholder or group of securityholders, (iii) in the case of an amendment to the proxy provisions or liability provisions as applicable to certain co-investors, the written agreement of such co-investors and (iv) in the case of an amendment to the rights of first refusal, drag-along rights, tag-along rights, preemptive rights, information rights, registration rights and the amendment and termination provisions of the securityholders agreement, the holders of 66 2/3% in interest of the shares of K&F Parent common stock (other than the Aurora entities) and the holders of 66 2/3% in interest of the shares of K&F Parent junior preferred stock (other than the Aurora entities) will be required. The securityholders agreement will terminate on the written approval of K&F Parent, the Aurora entities, the holders of 66 2/3% in interest of the shares of K&F Parent common stock (other than the Aurora entities) and the holders of 66 2/3% in interest of the shares of K&F Parent junior preferred stock (other than the Aurora entities), but in the case of a termination that adversely affects the rights of any securityholder in particular, the written agreement of such securityholder is required before such termination will be deemed effective as to such securityholder.

INDEMNIFICATION

     Pursuant to the stock purchase agreement, K&F Parent agreed that after the consummation of the Acquisition, it and K&F will indemnify all current and former directors, officers, employees and agents of K&F and its subsidiaries and will, subject to certain limitations, maintain for six years a directors' and officers' insurance and indemnification policy containing terms and conditions that are no less advantageous than the policy in effect as of the date of the stock purchase agreement.

MANAGEMENT SERVICES AGREEMENT

     In connection with the Transactions, we entered into a management services agreement with Aurora Management Partners LLC, an affiliate of Aurora Capital Group, for management and financial advisory services to be provided to us and our subsidiaries. Pursuant to this agreement, subject to certain conditions, we will pay an annual management fee to Aurora Management Partners of $1.0 million and will reimburse its out-of-pocket expenses. If we consummate any significant acquisition or disposition, Aurora Management Partners will be entitled to receive a fee from us for investment banking services in connection with the transaction. The fee is equal to up to 2% of the transaction consideration (including debt assumed and current assets retained). Aurora Management Partners also received a one-time transaction fee of $11.4 million and reimbursement of $1.4 million in expenses at consummation of the Transactions.

BERNARD L. SCHWARTZ

     Prior to the Acquisition, Bernard L. Schwartz owned or controlled 50% of our capital stock and had the right to designate a majority of our board of directors. Mr. B. Schwartz currently serves as the Chairman of our board of directors. We entered into an agreement with Mr. B. Schwartz in 2004 whereby Mr.
B. Schwartz is entitled to the full and exclusive use of our leased 1988 Gulfstream G-IV aircraft. The agreement will terminate in 2005. Mr. B. Schwartz is responsible for all fees and expenses related to the use of the airplane, including lease payments, salaries and benefits for the flight crew, severance payments due at the termination of the lease, repairs, maintenance and insurance. Mr. B. Schwartz is also obligated to indemnify us and our directors, officers and affiliates for any losses incurred by any of them due to his use of the airplane during the term of the agreement.

     Mr. B. Schwartz is also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd., or Loral Space. We reimburse Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. We believe this arrangement is as favorable to us as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Prior to the Acquisition, we had a bonus plan pursuant to which our Board of Directors awarded bonuses to Bernard L. Schwartz ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. The bonus payable to Bernard L. Schwartz for the year ended December 31, 2004 has not been determined and is not calculable as of the latest practicable date prior to the filing of this Annual Report on Form 10-K. We shall disclose the bonus paid for this period in our next Annual Report on Form 10-K. Bonuses earned under this plan were $2.7 million and $4.8 million for the years ended December 31, 2003 and 2002, respectively. This plan was terminated upon consummation of the Acquisition.

COMMITMENT FEE

     Cerberus Capital Management, L.P., an affiliate of a holder of senior preferred stock, was paid approximately $2.8 million in connection with the Acquisition, pursuant to a commitment letter delivered for part of the equity.

PURCHASERS OF 7 3/4% NOTES

     Mr. B. Schwartz, Mr. K. Schwartz, Mr. Kisner and certain of their family members and affiliates, and Mr. Charles acquired an aggregate of $31.1 million in principal amount of our 7 3/4% notes from the initial purchasers of such notes in the Transactions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the aggregate fees to Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports and for other services rendered during the years ended December 31, 2004 and 2003 on our and our subsidiaries behalf, as well as all out-of-pocket costs incurred in connection with these services:

                                                                2004       2003
                                                              --------   --------
Audit Fees..................................................  $401,716   $419,152
Audit Related Fees..........................................   195,049     60,600
Tax Fees....................................................    91,000     96,000
                                                              --------   --------
Total.......................................................  $687,765   $575,752
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

     Audit Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". These services include employee benefit plan audits, offering memorandums, registration statements, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

     Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Board of Directors pre-approved all audit and permissible non-audit services provided by Deloitte & Touche LLP in 2004. Our new Audit Committee will pre-approve all such services going forward. These services may include audit services, audit-related services, tax services and other services. Management negotiates the annual audit fee directly with the Company's independent auditors, which is then reviewed for approval by the Audit Committee. The Audit Committee has also established pre-approved services for which the Company's management can engage the Company's independent auditors. Any work in addition to these pre-approved services requires the advance approval of the Audit Committee. All fees in respect of 2004 services were approved by the former Board of Directors.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements:

                                                               PAGE
                                                               ----
K&F Industries, Inc. -- Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm.....   F-1
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................   F-2
Consolidated Statements of Operations for the period from
  November 18, 2004 through December 31, 2004, the period
  from January 1, 2004 through November 17, 2004
  (Predecessor) and for the Years Ended December 31, 2003
  and 2002 (Predecessor)....................................   F-3
Consolidated Statements of Stockholders' Equity (Deficiency)
  for the period from November 18, 2004 through December 31,
  2004, the period from January 1, 2004 through November 17,
  2004 (Predecessor) and for the Years Ended December 31,
  2003 and 2002 (Predecessor)...............................   F-4
Consolidated Statements of Cash Flows for the period from
  November 18, 2004 through December 31, 2004, the period
  from January 1, 2004 through November 17, 2004
  (Predecessor) and for the Years Ended December 31, 2003
  and 2002 (Predecessor)....................................   F-5
Notes to Consolidated Financial Statements..................   F-6

     All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Exhibits 10.1 through 10.7, 10.9 through 10.12 and
10.14 are management contracts or compensation plans.

     (c) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
  2.1     --    Stock Purchase Agreement dated as of October 15, 2004,
                entered into by and among K&F Parent, Inc. (formerly AAKF
                Acquisition, Inc.) K&F Industries, Inc. and the stockholders of K&F Industries(1).
  3.1     --    Amended and Restated Certificate of Incorporation of the
                Registrant(7).
  3.2     --    Amended and Restated By-Laws of the Registrant(2).
  4.1     --    Indenture dated as of October 15, 1997 for the 9 1/4% Senior
                Subordinated Notes between the Registrant and U.S. Bank
                National Association (successor to State Street Bank and
                Trust Company), as Trustee(3).
  4.2     --    Supplemental Indenture dated as of November 8, 2004 for the
                9 1/4% Senior Subordinated Notes between the Registrant and
                U.S. Bank National Association (as successor to State Street
                Bank and Trust Company), as Trustee(7).
  4.3     --    Indenture dated as of December 20, 2002 for the 9 5/8%
                Senior Subordinated Notes between the Registrant and U.S.
                Bank National Association (successor to State Street Bank
                and Trust Company), as Trustee(4).
  4.4     --    Supplemental Indenture dated as of November 8, 2004 for the
                9 5/8% Senior Subordinated Notes between the Registrant and
                U.S. Bank National Association (as successor to State Street
                Bank and Trust Company), as Trustee(7).
  4.5     --    Indenture dated as of November 18, 2004 between K&F
                Acquisition, Inc., and U.S. Bank National Association, as
                Trustee(1).
  4.6     --    First Supplemental Indenture dated as of November 18, 2004 between the Registrant and U.S. Bank National Association, as Trustee(7).
  4.7     --    Second Supplemental Indenture dated as of November 18, 2004 among Aircraft Braking Systems Corporation, Engineered
                Fabrics Corporation, Aircraft Braking Services, Inc. and
                U.S. Bank National Association, as Trustee(7).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------                            ----------------------
  5.1     --    Opinion of Gibson Dunn & Crutcher(7).
 10.1     --    Employment Agreement dated as of November 15, 2004 between the Registrant and Bernard L. Schwartz(7).
 10.2     --    Employment Agreement dated as of November 15, 2004 between the Registrant and Kenneth Schwartz(7).
 10.3     --    Employment Agreement dated as of November 9, 2004 between
                the Registrant and Dirkson R. Charles(7).
 10.4     --    Employment Agreement dated as of November 18, 2004 between the Registrant and Ronald Kisner(7).
 10.5     --    Employment Agreement dated as of November 18, 2004 between the Registrant and Frank P. Crampton(7).
 10.6     --    Management Services Agreement dated as of November 18, 2004 by and among K&F Parent, Registrant and Aurora Management
                Partners LLC(7).
 10.7     --    Airplane Use and Reimbursement Agreement dated as of
                November 18, 2004 by and between the Registrant and Bernard
                L. Schwartz(7).
 10.8     --    Credit Agreement, dated as of November 18, 2004, among K&F
                Intermediate Holdco, Inc., a Delaware corporation, K&F
                Acquisition, Inc., a Delaware corporation as Borrower, the several banks and other financial institutions or entities from time to time parties to this Agreement as the Lenders,
                Lehman Brothers Inc. and J.P. Morgan Securities Inc., as
                Advisors, J.P. Morgan Securities Inc., as Syndication Agent,
                Goldman Sachs Credit Partners L.P. and Citigroup Global
                Markets Inc., as Co-Documentation Agents and Lehman
                Commercial Paper Inc., as Administrative Agent(1).
 10.9     --    K&F Industries, Inc. Retirement Plan for Salaried
                Employees(5).
 10.10    --    K&F Industries, Inc. Savings Plan for Salaried Employees(5).
 10.11    --    K&F Industries, Inc. Executive Deferred Bonus Plan(4).
 10.12    --    K&F Industries, Inc. Supplemental Executive Retirement
                Plan(4).
 10.13    --    Registration Rights Agreement, dated as of November 18, 2004 by and among K&F Acquisition, Lehman Brothers Inc., Goldman,
                Sachs & Co., Citigroup Global Markets Inc., and J.P. Morgan
                Securities Inc(1).
 10.14    --    K&F Industries, Inc. Supplemental Executive Retirement Plan,
                as amended(4)
 12.1*    --    Statement regarding computation of ratio of earnings to
                fixed charges.
 21.1     --    Subsidiaries of the Registrant(6).
 24.1*    --    Powers of Attorney (included as part of the signature pages to this registration statement).
 31.1*    --    Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act
                of 1934, as amended.
 31.2*    --    Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act
                of 1934, as amended.
 32.1*    --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
 32.2*    --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 *  Filed herewith

(1) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 23, 2004 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, No. 333-40977 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4, No. 333-102658 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1, No. 33-47028 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(7) Previously filed as on exhibit to the Registration Statement on Form S-4, No. 333-122672 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K&F INDUSTRIES, INC.

                                          By:    /s/ KENNETH M SCHWARTZ
                                            ------------------------------------
                                                    Kenneth M. Schwartz
                                               President and Chief Executive
                                                           Officer

Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

       /s/ BERNARD L. SCHWARTZ                  Chairman of the Board          March 30, 2005
--------------------------------------
         Bernard L. Schwartz


       /s/ KENNETH M. SCHWARTZ           President, Chief Executive Officer    March 30, 2005
--------------------------------------              and Director
         Kenneth M. Schwartz                (principal executive officer)


        /s/ DIRKSON R. CHARLES           Executive Vice President and Chief    March 30, 2005
--------------------------------------            Financial Officer
          Dirkson R. Charles             (principal financial and accounting
                                                      officer)


       /s/ LAWRENCE A. BOSSIDY                        Director                 March 30, 2005
--------------------------------------
         Lawrence A. Bossidy


           /s/ DALE F. FREY                           Director                 March 30, 2005
--------------------------------------
             Dale F. Frey


        /s/ THOMAS A. JOHNSON                         Director                 March 30, 2005
--------------------------------------
          Thomas A. Johnson


          /s/ JOHN T. MAPES                           Director                 March 30, 2005
--------------------------------------
            John T. Mapes


         /s/ GERALD L. PARSKY                         Director                 March 30, 2005
--------------------------------------
           Gerald L. Parsky

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT: No annual report or proxy material has been sent to security holders.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of K&F Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of K&F Industries, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for the period from November 18, 2004 through December 31, 2004. We have also audited the accompanying consolidated balance sheet of K&F Industries, Inc. and subsidiaries (Predecessor) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from January 1, 2004 through November 17, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of K&F Industries, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the period from November 18, 2004 through December 31, 2004, the consolidated financial position of K&F Industries, Inc. and subsidiaries (Predecessor) as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from January 1, 2004 through November 17, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, NY
March 28, 2005

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2004            2003
                                                              --------------   -------------
                                                                               (PREDECESSOR)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    9,636,000   $  24,464,000
  Accounts receivable -- net................................      42,333,000      41,595,000
  Inventory.................................................      61,247,000      50,087,000
  Other current assets......................................       4,336,000       1,527,000
  Income taxes receivable...................................              --         851,000
                                                              --------------   -------------
     Total current assets...................................     117,552,000     118,524,000
                                                              --------------   -------------
Property, Plant and Equipment -- Net........................      99,592,000      63,580,000
Other Long-Term Assets......................................         351,000              --
Debt Issuance Costs -- Net..................................      28,768,000       8,168,000
Program participation costs -- Net..........................      51,778,000      46,064,000
Intangible Assets -- Net....................................     195,196,000      16,238,000
Goodwill....................................................     856,668,000     167,011,000
                                                              --------------   -------------
     Total Assets...........................................  $1,349,905,000   $ 419,585,000
                                                              ==============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable..........................................  $   15,030,000   $  15,029,000
  Interest payable..........................................       3,505,000       3,797,000
  Note payable..............................................      14,682,000              --
  Income taxes payable......................................       3,714,000              --
  Other current liabilities.................................      46,420,000      49,621,000
                                                              --------------   -------------
     Total current liabilities..............................      83,351,000      68,447,000
                                                              --------------   -------------
Pension Liabilities.........................................      48,248,000      26,885,000
Deferred Income Taxes.......................................      19,541,000      19,373,000
Postretirement Benefit Obligations Other Than Pensions......      92,269,000      84,468,000
Other Long-Term Liabilities.................................       5,180,000      12,383,000
Long-Term Debt..............................................     790,577,000     395,000,000
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Equity (Deficiency):
  Preferred Stock, $.01 par value -- authorized, 9,250 and 0
     shares; issued and outstanding 9,250 and 0 shares......              --              --
  Common stock, $.01 par value -- authorized, 1,000 and
     1,000,000 shares; issued and outstanding, 1,000 and
     740,398 shares.........................................              --           7,000
  Additional paid-in capital................................     309,790,000    (263,259,000)
  Retained earnings.........................................         880,000     104,039,000
  Accumulated other comprehensive income (loss).............          69,000     (27,758,000)
                                                              --------------   -------------
     Total stockholders' equity (deficiency)................     310,739,000    (186,971,000)
                                                              --------------   -------------
Total Liabilities and Stockholders' Equity (Deficiency).....  $1,349,905,000   $ 419,585,000
                                                              ==============   =============

                See notes to consolidated financial statements.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                                        THROUGH             THROUGH        -----------------------------
                                   DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                                   -----------------   -----------------   -------------   -------------
                                                         (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
Net sales........................     $53,448,000        $299,868,000      $342,818,000    $348,649,000
Cost of sales (including
  inventory purchase accounting
  charges of $6,748,000 for the
  period November 18, 2004
  through December 31, 2004......      33,315,000         174,223,000       197,812,000     204,819,000
                                      -----------        ------------      ------------    ------------
Gross margin.....................      20,133,000         125,645,000       145,006,000     143,830,000
Independent research and
  development....................       1,770,000          12,048,000        14,936,000      14,600,000
Selling, general and
  administrative expenses........       4,519,000          27,650,000        30,499,000      40,238,000
Amortization.....................       1,440,000           4,196,000         4,264,000       3,935,000
Transaction expenses.............       5,350,000         101,533,000                --              --
                                      -----------        ------------      ------------    ------------
Operating income (loss)..........       7,054,000         (19,782,000)       95,307,000      85,057,000
Interest expense, net of interest
  income of $41,000, $517,000,
  $427,000 and $87,000...........       6,410,000          34,287,000        44,186,000      26,194,000
                                      -----------        ------------      ------------    ------------
Income (loss) before income
  taxes..........................         644,000         (54,069,000)       51,121,000      58,863,000
Income tax benefit (provision)...         236,000          25,082,000       (10,488,000)    (16,730,000)
                                      -----------        ------------      ------------    ------------
Net income (loss)................     $   880,000        $(28,987,000)     $ 40,633,000    $ 42,133,000
                                      ===========        ============      ============    ============

                See notes to consolidated financial statements.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 ACCUMULATED
                         PREFERRED STOCK       COMMON STOCK                                         OTHER
                         ----------------   ------------------    ADDITIONAL       RETAINED     COMPREHENSIVE   COMPREHENSIVE
                         SHARES              SHARES                 PAID-IN        EARNINGS        INCOME          INCOME
                         ISSUED   AMOUNT     ISSUED    AMOUNT       CAPITAL       (DEFICIT)        (LOSS)          (LOSS)
                         ------   -------   --------   -------   -------------   ------------   -------------   -------------
Balance, January 31,
  2002 (Predecessor)...     --    $   --     740,398   $7,000    $ (63,259,000)  $ 21,273,000   $(16,274,000)
  Net income...........                                                            42,133,000                   $ 42,133,000
  Cumulative
    translation
    adjustments........                                                                              224,000         224,000
  Amortization of
    transition
    adjustment included
    in interest expense
    (net of tax of
    $125,000)..........                                                                              184,000         184,000
  Additional minimum
    pension liability
    (net of tax benefit
    of $6,595,000).....                                                                          (11,944,000)    (11,944,000)
  Dividends............                                           (200,000,000)
                         -----    -------   --------   -------   -------------   ------------   ------------    ------------
Balance, December 31,
  2002 (Predecessor)...     --        --     740,398    7,000     (263,259,000)    63,406,000    (27,810,000)   $ 30,597,000
                                                                                                                ============
  Net income...........                                                            40,633,000                   $ 40,633,000
  Cumulative
    translation
    adjustments........                                                                              199,000         199,000
  Amortization of
    transition
    adjustment included
    in interest expense
    (net of tax of
    $126,000)..........                                                                              182,000         182,000
  Additional minimum
    pension liability
    (net of tax of
    $1,157,000)........                                                                             (329,000)       (329,000)
                         -----    -------   --------   -------   -------------   ------------   ------------    ------------
Balance, December 31,
  2003 (Predecessor)...     --        --     740,398    7,000     (263,259,000)   104,039,000    (27,758,000)   $ 40,685,000
                                                                                                                ============
  Net loss.............                                                           (28,404,000)                  $(28,404,000)
  Cumulative
    Translation
    adjustments........                                                                              121,000         121,000
  Additional minimum
    pension liability
    (net of tax of
    $3,057,000)........                                                                           (4,881,000)     (4,881,000)
                         -----    -------   --------   -------   -------------   ------------   ------------    ------------
Balance, November 18,
  2004 (Predecessor)...     --        --     740,398    7,000     (263,259,000)    75,635,000    (32,518,000)   $(33,164,000)
                                                                                                                ============
  Elimination of
    historical
    stockholders'
    deficiency upon
    consummation of the
    Acquisition........                     (740,398)  (7,000)     263,259,000    (75,635,000)    32,518,000
  Equity contributions
    from K&F
    Intermediate
    Holdco, Inc.         9,250        --       1,000       --      309,790,000
  Net income...........                                                               880,000                   $    880,000
  Cumulative
    Translation
    adjustments........                                                                               69,000          69,000
                         -----    -------   --------   -------   -------------   ------------   ------------    ------------
Balance, December 31,
  2004.................  9,250    $   --       1,000   $   --    $ 309,790,000   $    880,000   $     69,000    $    949,000
                         =====    =======   ========   =======   =============   ============   ============    ============

                See notes to consolidated financial statements.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                                                         THROUGH             THROUGH        -----------------------------
                                                    DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                                                    -----------------   -----------------   -------------   -------------
                                                                          (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
Cash Flows From Operating Activities:
  Net income (loss)...............................    $     880,000       $(28,987,000)     $ 40,633,000    $  42,133,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation....................................        1,223,000          6,271,000         7,936,000        8,077,000
  Amortization of program participation costs.....          247,000                 --                --               --
  Amortization of intangible assets...............        1,440,000          4,196,000         4,264,000        3,935,000
  Non-cash inventory purchase accounting..........        6,748,000                 --                --               --
  Non-cash interest expense-amortization/write-off
    of debt issuance costs........................          512,000          8,168,000         2,477,000        2,048,000
  Non-cash interest expense (income) -- change in
    fair market value of interest rate swap.......            5,000                 --        (3,533,000)        (402,000)
  Provision for losses on accounts receivable.....               --             20,000           170,000          419,000
  Cancellation of stock options...................               --         46,156,000                --               --
  Defeasance costs of senior subordinated notes...               --         44,084,000                --               --
  Deferred income taxes...........................         (631,000)       (16,316,000)        1,449,000       12,818,000
  Changes in assets and liabilities:
    Accounts receivable...........................       (1,707,000)         1,059,000        (3,412,000)       5,037,000
    Inventory.....................................        4,932,000         (3,928,000)        1,993,000        8,639,000
    Other current assets..........................       (2,667,000)       (14,716,000)        1,584,000         (687,000)
    Prepaid pension costs.........................          619,000          6,856,000         8,286,000       (7,554,000)
    Other long-term assets........................         (351,000)        (1,186,000)               --               --
    Program participation costs...................       (2,787,000)        (6,283,000)       (5,548,000)      (9,610,000)
    Accounts payable..............................       (1,794,000)         1,795,000           (52,000)         900,000
    Notes payable.................................               --                 --                --               --
    Interest payable..............................       (7,930,000)         7,638,000          (570,000)         655,000
    Other current liabilities.....................       (2,296,000)         1,239,000        (8,600,000)      10,081,000
    Postretirement benefit obligation other than
      pensions....................................          411,000         (1,184,000)        3,161,000        1,651,000
    Other long-term liabilities...................         (504,000)           741,000        (3,041,000)       2,676,000
                                                      -------------       ------------      ------------    -------------
      Net cash (used) provided by operating
         activities...............................       (3,650,000)        55,623,000        47,197,000       80,816,000
                                                      -------------       ------------      ------------    -------------
Cash Flows From Investing Activities:
  Capital expenditures............................       (1,810,000)        (2,902,000)       (5,468,000)      (4,084,000)
  Acquisition.....................................     (640,935,000)                --                --               --
  Cancellation of stock options...................      (42,047,000)                --                --               --
  Other acquisition and transaction costs.........      (11,110,000)                --                --               --
                                                      -------------       ------------      ------------    -------------
      Net cash used in investing activities.......     (695,902,000)        (2,902,000)       (5,468,000)      (4,084,000)
                                                      -------------       ------------      ------------    -------------
Cash Flows From Financing Activities:
  Proceeds from issuance of senior term loan......      480,000,000                 --                --               --
  Proceeds from issuance of senior subordinated
    notes.........................................      315,000,000                 --                --      250,000,000
  Equity contributions............................      309,790,000                 --                --               --
  Payments of long-term debt including defeasance
    costs of senior subordinated notes............     (443,507,000)                --       (40,000,000)    (100,625,000)
  Debt issuance costs.............................      (29,280,000)                --                --       (8,508,000)
  Dividend on common stock........................               --                 --                --     (200,000,000)
                                                      -------------       ------------      ------------    -------------
Net cash provided (used) in financing
  activities......................................      632,003,000                 --       (40,000,000)     (59,133,000)
                                                      -------------       ------------      ------------    -------------
Net (decrease) increase in cash and cash
  equivalents.....................................      (67,549,000)        52,721,000         1,729,000       17,599,000
Cash and cash equivalents, beginning of period....       77,185,000         24,464,000        22,735,000        5,136,000
                                                      -------------       ------------      ------------    -------------
Cash and cash equivalents, end of period..........    $   9,636,000       $ 77,185,000      $ 24,464,000    $  22,735,000
                                                      =============       ============      ============    =============
Supplemental Information:
  Interest paid during the period.................    $  13,772,000       $ 25,549,000      $ 46,239,000    $  23,980,000
                                                      =============       ============      ============    =============
  Income taxes paid during the period.............    $          --       $  6,419,000      $  6,552,000    $   3,461,000
                                                      =============       ============      ============    =============

                See notes to consolidated financial statements.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     K&F Industries, Inc. and subsidiaries ("K&F" or the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems"), which generated approximately 86% and 83% of the Company's total revenues during the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004, respectively, and Engineered Fabrics Corporation ("Engineered Fabrics," and together with Aircraft Braking Systems, the "Subsidiaries"), which generated approximately 14% and 17% of the Company's total revenues during the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004, respectively.

  THE ACQUISITION

     On November 18, 2004, K&F Parent, Inc. ("K&F Parent"), an affiliate of Aurora Capital Group, acquired K&F in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F's then existing indebtedness and the related fees and expenses of K&F and certain of its stockholders, with the balance paid to prior equityholders of K&F (the "Acquisition").

     The Acquisition was financed with an offering by K&F of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Notes"), the borrowing by K&F of $480.0 million under a new $530 million Senior Secured Credit Facility (the "New Credit Facility") and $309.8 million in equity investments from K&F Parent. K&F Parent contributed the $309.8 million of equity to K&F Intermediate Holdco, Inc. ("Intermediate Holdco"), which then contributed such proceeds as equity to K&F Acquisition, Inc. prior to the merger of K&F Acquisition, Inc. with and into K&F.

     The Acquisition was accounted for using the purchase method of accounting, pursuant to which the total purchase price, including related fees and expenses, was allocated to the acquired net assets based upon estimates of fair value. These adjustments were made by obtaining third-party valuations of certain tangible and intangible assets and liabilities.

     The following table summarizes the fair values assigned to K&F's assets acquired and liabilities assumed in connection with the Acquisition on November 18, 2004:

Assets Acquired:
  Current assets............................................   $  183,467,000
  Property, plant and equipment.............................       99,005,000
  Debt issuance costs.......................................       29,280,000
  Program participation costs...............................       49,238,000
  Other intangible assets...................................      196,636,000
  Goodwill..................................................      856,668,000
                                                               --------------
     Total assets acquired..................................    1,414,294,000
                                                               --------------

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES


Liabilities Assumed:
  Current liabilities.......................................      142,242,000
  Pension liabilities.......................................       47,629,000
  Postretirement benefit obligations........................       91,858,000
  Deferred income taxes.....................................       20,169,000
  Other long-term liabilities...............................        5,684,000
  Long-term debt............................................      796,922,000
                                                               --------------
     Total liabilities assumed..............................    1,104,504,000
                                                               --------------
Net assets acquired.........................................   $  309,790,000
                                                               ==============

 TRANSACTION EXPENSES

     The Company's results of operations for the period from November 18, 2004 through December 31, 2004 and from January 1, 2004 through November 17, 2004 include one-time charges of $5.4 million and $101.5 million, respectively. These charges were a result of the Acquisition and related financing transactions, and are as follows:

                                                        NOVEMBER 18, 2004   JANUARY 1, 2004
                                                             THROUGH            THROUGH
                                                          DECEMBER 31,        NOVEMBER 17,
                                                              2004                2004
                                                        -----------------   ----------------
                                                                             (PREDECESSOR)
Compensation costs recognized for the cancellation of
  stock options.......................................     $       --         $ 46,156,000
Premiums paid to redeem the 9 5/8% notes and the
  9 1/4% notes........................................             --           45,282,000
Write-off of debt issuance costs associated with the
  redemption of the 9 5/8% notes and the 9 1/4%
  notes...............................................             --            6,551,000
Investment banker fees................................             --            1,525,000
Other fees and expenses...............................             --            2,019,000
Write-off of interim loan facility commitment fee and
  other fees and expenses.............................      5,350,000                   --
                                                           ----------         ------------
                                                           $5,350,000         $101,533,000
                                                           ==========         ============

  THE 2002 RECAPITALIZATION

     On December 20, 2002, K&F consummated a recapitalization which included:
(i) the payment of a $200 million dividend to the holders of our common stock;
(ii) payment of $9.4 million to the holders of our common stock options; and
(iii) borrowing of $250 million of 9 5/8% senior subordinated due 2010 (the
"9 5/8% Notes").

     All references in the Notes to the Consolidated Financial Statements to events or activities which occurred prior to the completion of the Acquisition relate to K&F "Predecessor".

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of K&F Industries, Inc. and the Subsidiaries. All material intercompany accounts and transactions between these entities have been eliminated.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash, commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

     Revenue and Expense Recognition -- Revenue from the sale of products is generally recognized upon shipment to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, and collection of the related receivable is probable.

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

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows: buildings and improvements -- 8 to 40 years; machinery, equipment, furniture and fixtures -- 3 to 30 years; and leasehold improvements -- over the life of the applicable lease or 10 years, whichever is shorter.

     Goodwill and Other Intangible Assets -- In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We test these assets for impairment at least annually or more frequently if any event occurs or circumstances change that indicate possible impairment.

     Goodwill represents the excess cost of the businesses acquired over the fair market value of the identifiable net assets.

     Upon completion of the Acquisition, we determined that Aircraft Braking Systems and Engineered Fabrics qualified as reporting units because discrete financial information exists for each operation and the management of each operation directly reviewed the operation's performance. In the future, if we determine that our current structure no longer meets the requirements of a reporting unit, we will reevaluate the reporting units with respect to the changes in our reporting structure.

     The first step of the impairment test identifies potential impairments by comparing the estimated fair value using a market multiple analysis and a discounted cash flow analysis of each reporting unit with its corresponding net book value, including goodwill. If the net book value of the reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by applying the estimated fair value first to the tangible assets, then to the identifiable intangible assets. Any remaining value would then be applied to the goodwill. The excess carrying value of goodwill over the remaining fair value would indicate the amount of the impairment charge. See Note 14.

     Debt Issuance Costs -- Debt issuance costs consist of financing costs of $28.8 million and $8.2 million, which are net of amortization (non-cash interest expense) of $0.5 million and $5.5 million at December 31, 2004 and 2003, respectively.

     Intangible Assets -- Intangible assets consist of customer relationships, engineering drawings, contract backlog, in-house libraries, technology licenses, patents and Program Participation Costs which are stated at cost and are being amortized on a straight-line method over periods of 3 to 25 years.

     Program Participation Costs -- Program participation costs consist of incentives given to original equipment aircraft manufacturers in connection with their sole source selection of our products for installation

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES
on aircraft. These incentives include cash payments, discounts and free product. The costs of these incentives is recognized in the period incurred unless the incentive is subject to recovery through a long-term product maintenance requirement mandated by the Federal Aviation Administration, or its equivalent, for certified replacement equipment and service. Capitalized amounts are being amortized on a straight-line basis over the shorter of the economic service life of the aircraft or 25 years, as a charge to cost of sales. Prior to the Acquisition, costs related to discounts and free product were recognized in cost of sales in the period incurred and amounted to approximately $31.2 million, $27.4 million and $23.0 million for the period January 1, 2004 through November 17, 2004 and for the years ended December 31, 2003 and 2002, respectively.

     Evaluation of Long-Lived Assets -- Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. There were no adjustments to the carrying amount of long-lived assets, except for the purchase price adjustments made in connection with the Acquisition, during the years ended December 31, 2004, 2003 and 2002, resulting from the Company's evaluations.

     Warranty -- Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of such defects, the estimated costs of all potential warranty claims arising from such defects are fully accrued. Such costs are included in cost of sales. See Note 12.

     Business and Credit Concentrations -- The Company's customers are concentrated in the airline industry but are not concentrated in any specific region. The U.S. government accounted for approximately 23%, 26% and 26% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively. No other single customer accounted for 10% or more of consolidated revenues for the years then ended, and there were no significant accounts receivable from a single customer, except the U.S. government, at December 31, 2004 and 2003.

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

     Stock-Based Compensation Plans -- As permitted by SFAS No. 123, the Company accounted for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires the disclosure of pro forma net income had the Company adopted the fair value method. At December 31, 2004, the Company does not have a stock option plan. Disclosure related to the stock option plan of K&F (Predecessor) has been omitted because the pro forma effect on net income required to be disclosed under SFAS No. 123 is not material to the Company's results of operations.

     Accounting Changes and Pronouncements -- In December 2004 the Financial Accounting Standards Board issued SFAS No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     The Company plans to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. The Company does not have a stock option plan at December 31, 2004.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

     In May 2004, the Financial Accounting Standards Board (the "FASB") issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act," which supersedes Staff Position No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

     As of December 31, 2003, the Company had elected to defer any accounting for the effects of the Act pursuant to Staff Position No. 106-1. We adopted Staff Position No. 106-2 as of July 1, 2004, the beginning of our third quarter, retroactive to January 1, 2004. The Company determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the effects of the Act on the recorded Accumulated Plan Benefit Obligation ("APBO") as of January 1, 2004. See Note 11.

     In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of this standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. See Note 11.

     In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," expanding the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to transactions involving variable interest entities. In December 2003, the FASB issued FIN No. 46 (Revised) to address certain FIN No. 46 implementation issues. The Company adopted FIN No. 46 (Revised) as of December 31, 2003. As the Company does not have any variable interest entities, the adoption of this standard did not have an impact on the Company's consolidated financial statements.

3.  ACCOUNTS RECEIVABLE

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                2004           2003
                                                             -----------   -------------
                                                                           (PREDECESSOR)
Accounts receivable, principally from commercial
  customers................................................  $35,885,000    $35,306,000
Accounts receivable on U.S. government and other long-term
  contracts................................................    7,684,000      7,505,000
Allowances.................................................   (1,236,000)    (1,216,000)
                                                             -----------    -----------
  Total....................................................  $42,333,000    $41,595,000
                                                             ===========    ===========

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     An analysis of changes in the allowance for doubtful accounts is as follows:

                              NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                                   THROUGH             THROUGH        -----------------------------
                              DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                              -----------------   -----------------   -------------   -------------
                                                                      (PREDECESSOR)   (PREDECESSOR)
Balance at beginning of
  period....................     $1,236,000          $1,216,000        $1,056,000      $  647,000
Current period provisions...             --              20,000           170,000         419,000
Write-offs..................             --                  --           (10,000)        (10,000)
                                 ----------          ----------        ----------      ----------
Balance at end of period....     $1,236,000          $1,236,000        $$1,216,000     $1,056,000
                                 ==========          ==========        ==========      ==========

4.  INVENTORY

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                2004           2003
                                                             -----------   -------------
                                                                           (PREDECESSOR)
Raw materials and work-in-process..........................  $35,356,000    $22,324,000
Finished goods.............................................   16,017,000     15,839,000
Inventoried costs related to U.S. government and other
  long-term contracts......................................    9,874,000     11,924,000
                                                             -----------    -----------
  Total....................................................  $61,247,000    $50,087,000
                                                             ===========    ===========

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2004           2003
                                                           ------------   -------------
                                                                          (PREDECESSOR)
Land.....................................................  $  4,493,000   $    661,000
Buildings and improvements...............................    30,554,000     38,234,000
Machinery, equipment, furniture and fixtures.............    66,036,000    134,433,000
                                                           ------------   ------------
  Total..................................................   101,083,000     173,328,00
Less accumulated depreciation and amortization...........     1,491,000    109,748,000
                                                           ------------   ------------
  Total..................................................  $ 99,592,000   $ 63,580,000
                                                           ============   ============

6.  OTHER CURRENT LIABILITIES

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                2004           2003
                                                             -----------   -------------
                                                                           (PREDECESSOR)
Accrued payroll costs......................................  $15,919,000    $14,451,000
Accrued property and other taxes...........................    2,197,000      2,711,000
Accrued costs on long-term contracts.......................    2,639,000      5,061,000
Accrued warranty costs.....................................   12,261,000     13,261,000
Customer credits...........................................    5,402,000      5,918,000
Postretirement benefit obligation other than pensions......    4,000,000      3,000,000
Other......................................................    4,002,000      5,219,000
                                                             -----------    -----------
  Total....................................................  $46,420,000    $49,621,000
                                                             ===========    ===========

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

7.  LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2004           2003
                                                           ------------   -------------
                                                                          (PREDECESSOR)
Senior term loan.........................................  $475,000,000   $         --
7 3/4% Senior Subordinated Notes due 2014................   315,000,000             --
9 1/4% Senior Subordinated Notes due 2007................            --    145,000,000
9 5/8% Senior Subordinated Notes due 2010................       577,000    250,000,000
                                                           ------------   ------------
Total....................................................  $790,577,000   $395,000,000
                                                           ============   ============

     New Credit Facility -- Concurrent with the closing of the Acquisition, K&F entered into a new $530.0 million senior secured credit facility, consisting of a six-year $50.0 million revolving credit facility and an eight-year $480.0 million term loan facility and terminated its prior $30 million revolving credit facility. The term loan is repayable in quarterly installments of $1.2 million for the first seven years and thereafter in quarterly installments of $111.6 during the eighth year. The revolving credit facility is available, subject to certain conditions, for general corporate purposes of K&F and its subsidiaries in the ordinary course of business and for other transactions permitted under the New Credit Facility. A portion of the revolving credit facility is available for letters of credit. The obligations under the New Credit Facility are secured by a lien on substantially all of K&F's assets and substantially all of the assets of the K&F's direct and indirect subsidiaries and are guaranteed by K&F's direct and indirect domestic subsidiaries.

     Borrowings under the New Credit Facility bear interest, at the option of K&F, at a rate equal to an applicable margin plus (a) the base rate, which will be the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.5% or (b) the eurodollar rate, which will be the rate at which eurodollar deposits for one, two, three or six or (if available to all lenders under the relevant facility, as determined by such lenders in their sole discretion) nine or twelve months are offered in the interbank eurodollar market. The applicable margin for the revolving credit facility is currently 1.50% with respect to the base rate loans and 2.50% with respect to eurodollar loans. The applicable margin for the term loan facility is currently 1.50% with respect to base rate loans and 2.50% with respect to eurodollar loans. Upon the occurrence of any payment default, all outstanding amounts under the New Credit Facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2% per annum. K&F is also obligated to pay a commission on all outstanding letters of credit in the amount of an applicable margin then in effect with respect to eurodollar loans under the revolving credit facility as well as fronting fees on the aggregate drawable amount of all outstanding letters of credit. The weighted average interest rate on outstanding indebtedness under the New Credit Facility was 4.9% at December 31, 2004.

     The New Credit Facility contains customary representations and warranties, covenants and conditions to borrowing.

     The New Credit Facility contains a number of negative covenants that limit K&F and its subsidiaries from, among other things, incurring other indebtedness, entering into merger or consolidation transactions, disposing of all or substantially all of their assets, making certain restricted payments, making capital expenditures, creating any liens on ours or our subsidiaries' assets, creating guarantee obligations and material lease obligations and entering into sale and leaseback transactions and transactions with affiliates.

     The New Credit Facility also requires the maintenance of certain quarterly financial and operating ratios, including a consolidated cash interest coverage ratio and consolidated leverage ratio. K&F was in compliance with all covenants at December 31, 2004.

     The New Credit Facility also contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts or the occurrence of a change of control.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     Scheduled debt maturities for the five years subsequent to December 31, 2004 are as follows:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                      ------------
2005........................................................  $         --
2006........................................................     4,600,000
2007........................................................     4,800,000
2008........................................................     4,800,000
2009........................................................     4,800,000
Thereafter..................................................   456,000,000

     The New Credit Facility provides for revolving loans not to exceed $50.0 million, with up to $10 million available for letters of credit. The revolving loan commitment terminates on November 18, 2010. At December 31, 2004, K&F had $48.0 million available to borrow under the revolving credit facility and $2.0 million of letters of credit outstanding.

     Senior Subordinated Notes -- In connection with the Acquisition, on November 18, 2004, K&F repurchased $138.9 million in principal amount of our 9 1/4% senior subordinated notes due 2007 (the "9 1/4% Notes") and $249.4 million of our 9 5/8% Notes. On December 23, 2004, K&F redeemed the remaining $6.1 million principal amount outstanding of our 9 1/4% Notes. The $577,000 principal amount of our 9 5/8% Notes remain outstanding and will be governed by the related amended indenture.

     On November 18, 2004, in connection with the Acquisition, K&F issued $315.0 million of 7 3/4% Notes which mature on November 15, 2014. The 7 3/4% Notes are unsecured obligations of K&F ranking subordinate to K&F's senior debt, as defined in the indenture governing the 7 3/4% Notes. Interest on the 7 3/4% Notes is payable semi-annually.

     The 7 3/4% Notes are redeemable by K&F at any time after November 15, 2009, at descending redemption prices ranging from 103.875% in November 2009 to 100% after November 2012. At any time prior to November 15, 2007, K&F may on any one or more occasions redeem up to 35% of the aggregate principal of the 7 3/4% Notes from the proceeds of equity offerings at a redemption price of 107.75% of the principal amount thereof.

     On October 15, 2003, the Company redeemed $40 million aggregate principal amount of the 9 1/4% Notes at a redemption price of 103.083% of the principal amount thereof. In connection therewith, the Company recorded a charge to interest expense of $1.6 million, for redemption premiums and the write-off of a portion of related unamortized financing costs.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of all financial instruments reported on the balance sheet at December 31, 2004 and 2003 approximate their fair value, except as discussed below.

     The estimated fair value of the Company's 7 3/4% Notes, based on quoted market prices or on current rates for similar debt with the same maturities was approximately $323.0 million at December 31, 2004. The estimated fair value of the Company's outstanding indebtedness on the New Credit Facility approximates its fair value because the interest rates on the debt are reset on a frequent basis to reflect current market rates.

     As a requirement of our New Credit Facility, K&F entered into the following: (i) a 3 month LIBOR interest rate cap at 4.5% from December 2004 to December 2005 on $240 million of the term loans; and (ii) a 3 month interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million. The carrying amounts of these interest rate caps ($351,000 in long-term assets and $14,000 in current assets) approximate their fair values as reflected in the December 31, 2004 balance sheet.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     As a requirement of a previous credit facility, we entered into an interest rate swap agreement to reduce the impact of potential increases in interest rates. This agreement expired on December 17, 2003. The payments made under the swap agreement were $4.0 million and $3.8 million in 2003 and 2002, respectively, which is included in interest expense.

9.  CAPITAL STOCK AND STOCK OPTIONS

     Common Stock -- Authorized common stock at December 31, 2004 of K&F consists of 1,000 shares of voting common stock, par value $.01 per share. The total number of shares of voting common stock of K&F issued and outstanding at December 31, 2004 was 1,000 shares. Prior to the Acquisition, there were 1,000,000 authorized shares of voting common stock, par value $.01 per share. The total number of shares of voting common stock prior to the Acquisition issued and outstanding was 740,398 shares. All of K&F's issued and outstanding common stock at December 31, 2004 is owned by Intermediate Holdco and all of Intermediate Holdco's issued and outstanding common stock is owned by K&F Parent.

     Senior Redeemable Preferred Stock -- Authorized senior redeemable preferred stock at December 31, 2004 of K&F consists of 9,250 shares, par value $.01 per share. The total number of shares of senior redeemable preferred stock of K&F issued and outstanding at December 31, 2004 was 9,250 shares. K&F issued, for a nominal purchase price per share of $.01, shares of senior redeemable preferred stock to the holders of the senior preferred stock of K&F Parent. Each of the holders of the senior preferred stock of K&F Parent were issued a number of shares of the nominal preferred stock of K&F equal to the number of shares of senior preferred stock of K&F Parent held by each of them. The aggregate liquidation preference of the nominal preferred stock issued by K&F is $.01 per share, resulting in an initial aggregate liquidation preference of $92.50 for the nominal preferred stock.

     Stock Options -- There was no stock option plan at December 31, 2004.

     Prior to the Acquisition the Company had two stock option plans which provided for the grant of non-qualified or incentive stock options to acquire an aggregate of 100,000 authorized but unissued shares of common stock. Such options generally vested upon the passage of time or a change of control. In connection with the Acquisition, all unvested stock options became vested and were canceled for cash consideration in connection with the Acquisition. Option exercise prices were issued above the fair market value of the Company's common stock at the date of grant, as determined by an independent appraisal of the Company.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Components of accumulated other comprehensive income (loss), net of taxes, consist of the following:

                                                   AMORTIZATION
                                      CUMULATIVE   OF TRANSITION
                                      EFFECT OF     ADJUSTMENT      ADDITIONAL     ACCUMULATED
                        CUMULATIVE    CHANGE IN     INCLUDED IN      MINIMUM          OTHER
                        TRANSLATION   ACCOUNTING     INTEREST        PENSION      COMPREHENSIVE
                        ADJUSTMENTS   PRINCIPLE       EXPENSE       LIABILITY     INCOME (LOSS)
                        -----------   ----------   -------------   ------------   -------------
January 1, 2002
  (Predecessor).......   $(130,000)   $(550,000)     $ 184,000     $(15,778,000)  $(16,274,000)
2002 change...........     224,000           --        184,000      (11,944,000)   (11,536,000)
                         ---------    ---------      ---------     ------------   ------------
December 31, 2002
  (Predecessor).......      94,000     (550,000)       368,000      (27,722,000)   (27,810,000)
2003 change...........     199,000           --        182,000         (329,000)        52,000
                         ---------    ---------      ---------     ------------   ------------
December 31, 2003
  (Predecessor).......     293,000     (550,000)       550,000      (28,051,000)   (27,758,000)
January 1, 2004
  through November 17,
  2004 change.........     121,000           --             --       (4,881,000)    (4,760,000)
                         ---------    ---------      ---------     ------------   ------------
November 17, 2004
  (Predecessor).......     414,000     (550,000)       550,000      (32,932,000)   (32,518,000)
November 18, 2004
  through December 31,
  2004 change.........    (345,000)     550,000       (550,000)      32,932,000     32,587,000
                         ---------    ---------      ---------     ------------   ------------
December 31, 2004.....   $  69,000    $      --      $      --     $         --   $     69,000
                         =========    =========      =========     ============   ============

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

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company's defined benefit and other postretirement benefit plans:

                                            PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                              DECEMBER 31,                   DECEMBER 31,
                                      ----------------------------   ----------------------------
                                          2004           2003            2004           2003
                                      ------------   -------------   ------------   -------------
                                                     (PREDECESSOR)                  (PREDECESSOR)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year..............................  $136,075,000   $121,797,000    $109,837,000   $ 101,020,000
Service cost........................     4,951,000      4,412,000       1,681,000       2,215,000
Interest cost.......................     8,441,000      8,029,000       5,537,000       6,953,000
Plan participants' contributions....       410,000        436,000       1,067,000         919,000
Amendments..........................       927,000             --      (8,580,000)    (12,638,000)
Actuarial loss (gain)...............     6,241,000      7,623,000      (8,158,000)     15,842,000
Benefits paid.......................    (6,936,000)    (6,222,000)     (5,308,000)     (4,474,000)
                                      ------------   ------------    ------------   -------------
Benefit obligation at end of year...   150,109,000    136,075,000      96,076,000     109,837,000
                                      ------------   ------------    ------------   -------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year.................   102,657,000     97,161,000              --              --
Actual return on plan assets........     6,056,000     11,268,000              --              --
Employer contributions..............        81,000         32,000       4,241,000       3,555,000
Plan participants' contributions....       410,000        436,000       1,067,000         919,000
Benefits paid.......................    (6,936,000)    (6,222,000)     (5,308,000)     (4,474,000)
                                      ------------   ------------    ------------   -------------
Fair value of plan assets at end of
  year..............................   102,286,000    102,675,000              --              --
                                      ------------   ------------    ------------   -------------
Funded status.......................   (47,823,000)   (33,400,000)    (96,076,000)   (109,837,000)
Unrecognized actuarial (gain)
  loss..............................      (425,000)    52,038,000        (194,000)     36,401,000
Unrecognized prior service cost.....            --      3,373,000              --     (14,032,000)
                                      ------------   ------------    ------------   -------------
Net amount recognized...............  $(48,248,000)  $ 22,011,000    $(96,270,000)  $ (87,468,000)
                                      ============   ============    ============   =============
AMOUNTS RECOGNIZED IN THE BALANCE
  SHEET CONSIST OF:
Prepaid benefit cost................  $         --   $         --    $         --   $          --
Accrued benefit liability...........   (48,248,000)   (26,885,000)    (96,270,000)    (87,468,000)
Intangible asset....................            --      3,373,000              --              --
Accumulated other comprehensive
  income............................            --     45,523,000              --              --
                                      ------------   ------------    ------------   -------------
Net amount recognized...............  $(48,248,000)  $ 22,011,000    $(96,270,000)  $ (87,468,000)
                                      ============   ============    ============   =============
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate.......................          6.00%          6.25%           6.00%           6.25%
Expected return on plan assets......          9.00           9.00              --              --
Rate of compensation increase.......          4.00           4.00            4.00            4.00

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

                                             PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                       ------------------------------------------------------------   ----------------------------
                       NOVEMBER 18,    JANUARY 1,                                     NOVEMBER 18,    JANUARY 1,
                           2004           2004                                            2004           2004
                         THROUGH         THROUGH         YEAR ENDED DECEMBER 31,        THROUGH         THROUGH
                       DECEMBER 31,   NOVEMBER 17,    -----------------------------   DECEMBER 31,   NOVEMBER 17,
                           2004           2004            2003            2002            2004           2004
                       ------------   -------------   -------------   -------------   ------------   -------------
                                      (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)                  (PREDECESSOR)
Service cost.........  $   651,000     $ 4,300,000     $ 4,412,000     $ 3,797,000      $225,000      $ 1,456,000
Interest cost........    1,118,000       7,323,000       8,029,000       7,663,000       717,000        4,820,000
Expected return on
  plan assets........   (1,142,000)     (7,994,000)     (8,272,000)     (9,064,000)           --               --
Amortization of prior
  service cost.......           --         413,000         393,000         217,000            --       (5,066,000)
Recognized actuarial
  loss (gain)........           --       2,886,000       3,757,000       2,002,000            --        1,317,000
                       -----------     -----------     -----------     -----------      --------      -----------
Net periodic benefit
  cost...............  $   627,000     $ 6,928,000     $ 8,319,000     $ 4,615,000      $942,000      $ 2,527,000
                       ===========     ===========     ===========     ===========      ========      ===========

                          POSTRETIREMENT BENEFITS
                       -----------------------------

                          YEAR ENDED DECEMBER 31,
                       -----------------------------
                           2003            2002
                       -------------   -------------
                       (PREDECESSOR)   (PREDECESSOR)
Service cost.........   $ 2,215,000     $ 1,883,000
Interest cost........     6,953,000       6,452,000
Expected return on
  plan assets........            --              --
Amortization of prior
  service cost.......    (3,932,000)     (3,932,000)
Recognized actuarial
  loss (gain)........     1,480,000         608,000
                        -----------     -----------
Net periodic benefit
  cost...............   $ 6,716,000     $ 5,011,000
                        ===========     ===========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $150.1 million, $144.7 million and $102.3 million, respectively, as of December 31, 2004 and $136.1 million, $129.6 million and $102.7 million, respectively, as of December 31, 2003.

     In the fourth quarter of 2003 the Company announced to all active salaried and the majority of its retired salaried employees that effective January 1, 2012 it would freeze its share of the retiree health care costs at the 2011 employer cost level. This announcement was also made to all Aircraft Braking Systems' retired bargaining employees or their continuing beneficiary.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

     In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act," which supersedes Staff Position No. 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees.

     As of December 31, 2003, the Company had elected to defer any accounting for the effects of the Act pursuant to Staff Position No. 106-1. The Company adopted Staff Position No. 106-2 as of July 1, 2004, the beginning of our third quarter, retroactive to January 1, 2004. The Company determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the effects of the Act on the recorded APBO as of January 1, 2004. The effect of the federal subsidy to which we are entitled has been estimated to decrease the APBO by approximately $10.5 million.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     The decrease in the APBO was treated as a gain, which was amortized from January 1, 2004. The table below details the reduction in net periodic postretirement cost by component, which is included in the results of operations for the year ended December 31, 2004, as a result of the Act and the adoption of Staff Position No. 106-2.

                                                                             JANUARY 1, 2004
                                                         NOVEMBER 18, 2004       THROUGH
                                                              THROUGH         NOVEMBER 17,
                                                         DECEMBER 31, 2004        2004
                                                         -----------------   ---------------
                                                                               (PREDECESSOR)
Service cost...........................................      $ 30,000          $  175,000
Interest cost..........................................        90,000             570,000
Recognized actuarial gain..............................            --             715,000
                                                             --------          ----------
Net periodic postretirement benefit....................      $120,000          $1,460,000
                                                             ========          ==========

     For measurement purposes, a 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease to 5.0% for 2010 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2004:

                                                                 ONE-             ONE-
                                                             PERCENTAGE-      PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service cost and interest cost
  components..............................................   $   841,000      $  (501,000)
Effect on postretirement benefit obligation...............    10,219,000       (6,273,000)

     The Company hired an investment manager to oversee the selection of investment managers and their performance. Our current asset allocation is 50% of assets invested primarily in U.S. equities with the balance primarily in investment grade fixed income securities.

     Eligible employees also participate in the Company's Savings Plan. The Company matches 60% of a participating employee's contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after three years of service. The matching contributions were $193,000, $1,460,000, $1,690,000 and $1,689,000 for the periods November 18,
2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the years ended December 31, 2003 and 2002, respectively.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

12.  COMMITMENTS AND PRODUCT WARRANTIES

  COMMITMENTS

     The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain data processing, and other equipment and facilities with minimum rental commitments payable as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      ----------
  2005......................................................  $3,982,000
  2006......................................................   2,973,000
  2007......................................................   2,653,000
  2008......................................................   1,527,000
  2009......................................................     397,000
Thereafter..................................................   4,054,000

     Rental expense was $464,000, $4,601,000, $4,155,000 and $4,076,000 for the
periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the years ended December 31, 2003 and 2002, respectively.

  PRODUCT WARRANTIES

     Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of those types of defects, the estimated costs of all potential warranty claims arising from those types of defects are fully accrued. An analysis of changes in the liability for product warranty is as follows:

                                    NOVEMBER 18,    JANUARY 1,
                                    2004 THROUGH   2004 THROUGH       YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,   NOVEMBER 17,    -----------------------------
                                        2004           2004            2003            2002
                                    ------------   -------------   -------------   -------------
                                                   (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
Balance at beginning of period....  $14,877,000     $13,924,000     $15,166,000     $13,736,000
Current (credits) provisions......      (76,000)      6,422,000       6,925,000       9,935,000
Expenditures......................   (1,943,000)     (5,469,000)     (8,167,000)     (8,505,000)
                                    -----------     -----------     -----------     -----------
Balance at end of period..........  $12,858,000     $14,877,000     $13,924,000     $15,166,000
                                    ===========     ===========     ===========     ===========

13.  CONTINGENCIES

     There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company's consolidated financial statements.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

14.  GOODWILL AND INTANGIBLE ASSETS

     Intangible assets subject to amortization consist of the following:

                                                DECEMBER 31, 2004                  ESTIMATED
                                   --------------------------------------------    WEIGHTED
                                   GROSS CARRYING   ACCUMULATED                     AVERAGE
                                       AMOUNT       AMORTIZATION       NET        USEFUL LIFE
                                   --------------   ------------   ------------   -----------
Amortized intangible assets:
  Debt issuance costs............   $ 29,280,000    $  (512,000)   $ 28,768,000     9 years
                                    ============    ===========    ============
  Program participation costs....   $ 52,025,000    $  (247,000)   $ 51,778,000    25 years
                                    ============    ===========    ============
  Customer relationships.........   $138,647,000    $  (666,000)   $137,981,000    25 years
  Engineering drawings...........     20,881,000       (139,000)     20,742,000    18 years
  Contract backlog...............     12,203,000       (450,000)     11,753,000     3 years
  In-house libraries.............      8,297,000        (55,000)      8,242,000    18 years
  Technology licenses............      7,003,000        (84,000)      6,919,000    10 years
  Patents........................      4,017,000        (46,000)      3,971,000    11 years
                                    ------------    -----------    ------------
     Total amortizable intangible
       assets....................   $191,048,000    $(1,440,000)   $189,608,000
                                    ============    ===========    ============

                                                 DECEMBER 31, 2003
                                                   (PREDECESSOR)                   ESTIMATED
                                    -------------------------------------------    WEIGHTED
                                    GROSS CARRYING   ACCUMULATED                    AVERAGE
                                        AMOUNT       AMORTIZATION       NET       USEFUL LIFE
                                    --------------   ------------   -----------   -----------
Amortized intangible assets:
  Debt issuance costs.............   $13,665,000     $ (5,497,000)  $ 8,168,000     9 years
                                     ===========     ============   ===========
  Program participation costs.....   $61,537,000     $(15,473,000)  $46,064,000    20 years
                                     ===========     ============   ===========
  Tradenames......................   $16,000,000     $ (7,823,000)  $ 8,177,000    30 years
  Intellectual property...........     5,670,000       (1,134,000)    4,536,000    10 years
  Other (includes pension
     intangible asset)............     3,910,000         (385,000)    3,525,000     3 years
                                     -----------     ------------   -----------
     Total amortizable intangible
       assets.....................   $25,580,000     $ (9,342,000)  $16,238,000
                                     ===========     ============   ===========

     Goodwill and intangible assets not subject to amortization consist of the following:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2004           2003
                                                           ------------   -------------
                                                                          (PREDECESSOR)
Goodwill.................................................  $856,668,000   $167,011,000
Trademarks...............................................     5,588,000             --
                                                           ------------   ------------
Total unamortizable intangible assets....................  $862,256,000   $167,011,000
                                                           ============   ============

     Goodwill allocated to the Company's reporting units, Aircraft Braking Systems and Engineered Fabrics, was $779.3 million and $77.4 million, respectively, at December 31, 2004 and $135.7 million and $31.3 million, respectively, at December 31, 2003.

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     The aggregate amortization expense during the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the years ended December 31, 2003 and 2002 was $1.7 million, $4.2 million, $4.3 million and $3.9 million, respectively.

     The estimated annual amortization expense for intangible assets, debt issuance costs (non-cash interest) and program participation costs subject to amortization in each of the five succeeding years from December 31, 2004 is as follows:

                                                                     DEBT          PROGRAM
                                                   INTANGIBLE      ISSUANCE     PARTICIPATION
                                                    ASSET --       COSTS --       COSTS --
YEAR ENDING DECEMBER 31,                          AMORTIZATION   AMORTIZATION   AMORTIZATION
------------------------                          ------------   ------------   -------------
  2005..........................................  $11,900,000     $4,200,000     $2,100,000
  2006..........................................   11,900,000      3,900,000      2,100,000
  2007..........................................   11,900,000      3,700,000      2,100,000
  2008..........................................   10,100,000      3,500,000      2,100,000
  2009..........................................    8,100,000      3,300,000      2,100,000

15.  INCOME TAXES

     The Company's provision for income taxes consists of:

                             NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                                  THROUGH             THROUGH        -----------------------------
                             DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                             -----------------   -----------------   -------------   -------------
                                                   (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
Current domestic
  (provision) benefit......      $(299,000)         $ 8,355,000      $ (8,288,000)   $ (1,815,000)
Foreign (provision)........        (95,000)            (443,000)         (739,000)       (451,000)
Deferred tax benefit
  (provision)..............        630,000           17,170,000        (1,461,000)    (14,464,000)
                                 ---------          -----------      ------------    ------------
Income tax benefit
  (provision)..............      $ 236,000          $25,082,000      $(10,488,000)   $(16,730,000)
                                 =========          ===========      ============    ============

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                                     THROUGH             THROUGH        -----------------------------
                                DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                                -----------------   -----------------   -------------   -------------
                                                      (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
Statutory federal income tax
  rate........................         35.0%              (35.0)%           35.0%           35.0%
State tax.....................          2.8                (1.2)             2.0             1.7
Tax reserves no longer
  needed......................           --                (6.3)           (5.3)              --
Extraterritorial income
  exclusion benefit...........        (48.9)               (4.9)           (5.3)              --
Tax credits...................           --                  --            (3.9)              --
Foreign taxes and other.......        (25.6)                1.0            (2.0)           (8.3)
                                      -----               -----             ----            ----
Effective income tax rate.....        (36.7)%             (46.4)%           20.5%           28.4%
                                      =====               =====             ====            ====

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the net deferred tax liability are as follows:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2004           2003
                                                           ------------   -------------
                                                                          (PREDECESSOR)
Tax net operating loss carryforwards.....................  $  9,019,000   $  1,076,000
Temporary differences:
  Postretirement and other employee benefits.............    63,623,000     50,473,000
  Intangibles............................................   (70,036,000)   (49,342,000)
  Program participation costs............................   (19,861,000)   (16,729,000)
  Other..................................................    (2,286,000)    (4,851,000)
                                                           ------------   ------------
  Net deferred tax liability.............................  $(19,541,000)  $(19,373,000)
                                                           ============   ============

16.  RELATED PARTY TRANSACTIONS

Indemnification

     Pursuant to the stock purchase agreement for the Acquisition, K&F Parent agreed that after the consummation of the Acquisition, it and K&F will indemnify all current and former directors, officers, employees and agents of K&F and its subsidiaries and will, subject to certain limitations, maintain for six years a directors' and officers' insurance and indemnification policy containing terms and conditions that are no less advantageous than the policy in effect as of the date of the stock purchase agreement.

Bernard L. Schwartz

     Prior to the Acquisition, Bernard L. Schwartz ("BLS") owned or controlled 50% of K&F's capital stock and had the right to designate a majority of K&F's board of directors. Mr. B. Schwartz currently serves as the Chairman of K&F's board of directors. We have entered into an agreement with Mr. B. Schwartz whereby Mr. B. Schwartz is entitled to the full and exclusive use of K&F's leased 1988 Gulfstream G-IV aircraft from the date of the closing of the Acquisition to November 3, 2005, provided that either K&F or Mr. B. Schwartz may terminate the agreement as of an earlier date under certain circumstances. Mr.
B. Schwartz is responsible for all fees and expenses related to the use of the airplane, including lease payments, salaries and benefits for the flight crew, severance payments due at the termination of the lease, repairs, maintenance and insurance. Mr. B. Schwartz is also obligated to indemnify K&F and its directors, officers and affiliates for any losses incurred by any of them due to his use of the airplane during the term of the agreement.

     Mr. B. Schwartz is also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd., or Loral Space. K&F reimburses Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. K&F believes this arrangement is as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company had an Advisory Agreement with BLS which provided for the payment of an aggregate of $200,000 per month of compensation to BLS and persons or expenses designated by him. Such agreement was terminated upon consummation of the Acquisition.

     The Company had a bonus plan pursuant to which the Company's Board of Directors awarded bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. The bonus payable to Bernard L. Schwartz for the year ended December 31, 2004 has not been determined and is not calculable as of the latest practicable date prior to the filing of this Annual Report on Form 10-K. The

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

Company shall disclose the bonus paid for this period in its next Annual Report on Form 10-K. Bonuses earned under this plan were $2.7 million and $4.8 million for the years ended December 31, 2003 and 2002, respectively. This plan was terminated upon consummation of the Acquisition.

Commitment Fee

     Cerberus Capital Management, L.P. the holder of 89.2% of K&F Parent's senior preferred stock, delivered a commitment letter to K&F Parent, in connection with its proposed purchase of K&F Parent's senior preferred stock. Approximately $2.8 million was paid to Cerberus Capital on the closing date of the Acquisition, pursuant to the commitment letter.

Purchasers of 7 3/4% Notes

     Mr. B. Schwartz, Mr. K. Schwartz, Mr. Kisner and certain of their family members and affiliates, and Mr. Charles acquired an aggregate of $31.1 million in principal amount of the 7 3/4% Notes from the initial purchasers of such notes.

Management Services Agreement

     In connection with the Acquisition, the Company entered into a management services agreement with Aurora Management Partners LLC, an affiliate of Aurora Capital Group, for management and financial advisory services to be provided to us and our subsidiaries. Pursuant to this agreement, subject to certain conditions, we will pay an annual management fee to Aurora Management Partners of $1.0 million and will reimburse its out-of-pocket expenses. If we consummate any significant acquisition or disposition, Aurora Management Partners will be entitled to receive a fee from us for investment banking services in connection with the transaction. The fee is equal to up to 2% of the transaction consideration (including debt assumed and current assets retained). Aurora Management Partners also received a one-time transaction fee of $11.4 million in addition to reimbursement of $1.4 million in expenses at consummation of the Transactions.

Lehman Brothers

     Pursuant to a financial advisory agreement between Lehman Brothers Inc. ("Lehman Brothers") and the Company, Lehman Brothers acted as exclusive financial adviser to the Company and the Company agreed to pay Lehman Brothers customary fees for services when rendered. This financial advisory agreement was terminated upon consummation of the Acquisition. During the period November 18, 2004 through December 31, 2004 and for the year ended December 31, 2002, the Company paid Lehman Brothers $3.5 million and $6.3 million for underwriting discounts and commissions in connection with the issuance of the 7 3/4 Notes and the 9 5/8% Notes, respectively. During the period November 18, 2004 through December 31, 2004, the Company also paid Lehman Brothers $5.2 million in connection with the New Credit Facility and an interim credit facility. During the period January 1, 2004 through November 17, 2004 and for the year ended December 31, 2003, no amounts were paid under this agreement. Affiliates of Lehman Brothers owned 50% of the outstanding capital stock of the Company prior to the Acquisition.

17.  SEGMENTS

     The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems and Engineered Fabrics, each considered an operating segment. Aircraft Braking Systems manufactures aircraft wheels, brakes and brake control systems. Engineered Fabrics manufactures aircraft fuel tanks and iceguards and various other products from coated fabrics. The accounting policies of the subsidiaries are the same as those described in the summary of significant accounting policies. Both subsidiaries are managed separately due to different products, technology and marketing strategies. The Company evaluates perform-

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES
ance of the subsidiaries based on profits from operations before interest, income taxes and extraordinary charges ("Operating Profits").

     K&F has no independent assets or operations, and its obligations under the 7 3/4% Notes are fully and unconditionally guaranteed by all of K&F's domestic subsidiaries, on a joint and several basis. As almost all of the Company's revenues and profits are derived from the subsidiaries which guarantee the 7 3/4% Notes, the other subsidiaries of K&F, which are foreign subsidiaries, are not material to the Company.

     The following represents financial information about the Company's segments:

                          NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                               THROUGH             THROUGH        -----------------------------
                          DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                          -----------------   -----------------   -------------   -------------
                                                (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
Sales:
  Aircraft Braking
     Systems............     $46,005,000        $247,843,000      $287,522,000    $301,408,000
  Engineered Fabrics....       7,443,000          52,025,000        55,296,000      47,241,000
                             -----------        ------------      ------------    ------------
                              53,448,000        $299,868,000      $342,818,000    $348,649,000
                             ===========        ============      ============    ============
Operating Profits:
  Aircraft Braking
     Systems............     $11,582,000        $ 73,861,000      $ 87,824,000    $ 80,871,000
  Engineered Fabrics....         822,000           7,890,000         7,483,000       4,186,000
  Transaction
     expenses...........       5,350,000         101,533,000                --              --
                             -----------        ------------      ------------    ------------
     Operating income
       (loss)...........       7,054,000         (19,782,000)       95,307,000      85,057,000
     Interest expense,
       net..............       6,410,000          34,287,000        44,186,000      26,194,000
                             -----------        ------------      ------------    ------------
       Income (loss)
          before income
          taxes.........     $   644,000        $(54,069,000)     $ 51,121,000    $ 58,863,000
                             ===========        ============      ============    ============
Depreciation and
  Amortization:
  Aircraft Braking
     Systems............     $ 2,522,000        $  9,557,000      $ 11,189,000    $ 11,077,000
  Engineered Fabrics....         388,000             910,000         1,011,000         935,000
                             -----------        ------------      ------------    ------------
                             $ 2,910,000        $ 10,467,000      $ 12,200,000    $ 12,012,000
                             ===========        ============      ============    ============
Capital Expenditures:
  Aircraft Braking
     Systems............     $ 1,464,000        $  2,539,000      $  4,734,000    $  3,487,000
  Engineered Fabrics....         346,000             353,000           729,000         591,000
                             -----------        ------------      ------------    ------------
     Total segments.....       1,810,000           2,892,000         5,463,000       4,078,000
  Corporate.............              --              10,000             5,000           6,000
                             -----------        ------------      ------------    ------------
                             $ 1,810,000        $  2,902,000      $  5,468,000    $  4,084,000
                             ===========        ============      ============    ============

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

                                                            DECEMBER 31,
                                           ----------------------------------------------
                                                2004            2003            2002
                                           --------------   -------------   -------------
                                                            (PREDECESSOR)   (PREDECESSOR)
Total Assets:
  Aircraft Braking Systems..............   $1,183,123,000   $348,609,000    $346,956,000
  Engineered Fabrics....................      133,750,000     60,593,000      60,034,000
                                           --------------   ------------    ------------
                                           $1,316,873,000   $409,202,000    $406,990,000
                                           ==============   ============    ============

     The following reconciles the total assets for the reportable segments to the Company's consolidated assets:

                                                              DECEMBER 31,
                                             ----------------------------------------------
                                                  2004            2003            2002
                                             --------------   -------------   -------------
                                                              (PREDECESSOR)   (PREDECESSOR)
Total Assets:
  Total assets for reportable segments.....  $1,316,873,000   $409,202,000    $406,990,000
  Debt issuance costs not allocated to
     segments..............................      28,768,000      8,168,000      10,645,000
  Corporate assets.........................       4,264,000      1,364,000       1,801,000
  Income taxes receivable not allocated to
     segments..............................              --        851,000       2,609,000
                                             --------------   ------------    ------------
     Consolidated Total....................  $1,349,905,000   $419,585,000    $422,045,000
                                             ==============   ============    ============

     The following represents the Company's total sales by products:

                             NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                                  THROUGH             THROUGH        -----------------------------
                             DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                             -----------------   -----------------   -------------   -------------
                                                   (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
Braking systems............    $ 46,005,000        $247,843,000      $287,522,000    $301,408,000
Fuel tanks.................       5,054,000          40,720,000        39,881,000      37,845,000
Other......................       2,389,000          11,305,000        15,415,000       9,396,000
                               ------------        ------------      ------------    ------------
                               $ 53,448,000        $299,868,000      $342,818,000    $348,649,000
                               ============        ============      ============    ============

     The following represents sales by geographic location:

                             NOVEMBER 18, 2004    JANUARY 1, 2004       YEAR ENDED DECEMBER 31,
                                  THROUGH             THROUGH        -----------------------------
                             DECEMBER 31, 2004   NOVEMBER 17, 2004       2003            2002
                             -----------------   -----------------   -------------   -------------
                                                   (PREDECESSOR)     (PREDECESSOR)   (PREDECESSOR)
Sales:
  United States............    $ 31,681,000        $176,107,000      $208,408,000    $207,107,000
  Europe...................      11,988,000          60,191,000        67,859,000      69,210,000
  Asia.....................       3,658,000          33,008,000        37,519,000      40,018,000
  North America............       2,197,000          22,690,000        21,081,000      20,287,000
  South America............       3,510,000           6,119,000         5,815,000       9,658,000
  Australia................         414,000           1,753,000         2,136,000       2,369,000
                               ------------        ------------      ------------    ------------
                               $ 53,448,000        $299,868,000      $342,818,000    $348,649,000
                               ============        ============      ============    ============

                     K&F INDUSTRIES, INC. AND SUBSIDIARIES

     Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $284,000 and $323,000 as of December 31, 2004 and 2003, respectively.

     The U.S. government accounted for approximately 23%, 26% and 26% of the Company's total sales for the years ended December 31, 2004, 2003 and 2002, respectively. No other customer accounted for more than 10% of total sales.