Form 10-Q
period 2005-03-31
K&F INDUSTRIES INC
filed 2005-05-13
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission file number: 33-29035

                              K&F Industries, Inc.
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

As of April 30, 2005, there were 1,000 shares of common stock outstanding.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                                      Page
                                                                                      ----
Part I. Consolidated Financial Information

      Item 1. Consolidated Financial Statements (Unaudited)

               a)    Consolidated Balance Sheets
                     as of March 31, 2005 and December 31, 2004                         3

               b)    Consolidated Statements of Operations for the three
                     months ended March 31, 2005 and 2004 (Predecessor)                 4

               c)    Consolidated Statements of Cash Flows for the three
                     months ended March 31, 2005 and 2004 (Predecessor)                 5

               d)    Notes to Consolidated Financial Statements                         6

      Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                13

      Item 3. Quantitative and Qualitative Disclosures About Market Risk               20

      Item 4. Controls and Procedures                                                  20

Part II. Other Information                                                             22

      Item 6. Exhibits                                                                 22

Signatures                                                                             23

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      K&F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          March 31,        December 31,
                                                            2005              2004
                                                       ---------------   ---------------
ASSETS:
Current Assets:
  Cash and cash equivalents                            $    17,314,000   $     9,636,000
  Accounts receivable, net                                  41,061,000        42,333,000
  Inventory                                                 54,604,000        61,247,000
  Other current assets                                       4,268,000         4,336,000
                                                       ---------------   ---------------
Total current assets                                       117,247,000       117,552,000
                                                       ---------------   ---------------

Property, plant and equipment                              101,456,000       101,083,000
  Less, accumulated depreciation and amortization            4,006,000         1,491,000
                                                       ---------------   ---------------
                                                            97,450,000        99,592,000
                                                       ---------------   ---------------

Other long-term assets                                         304,000           351,000
Debt issuance costs, net of amortization                    26,077,000        28,768,000
Program participation costs, net of amortization            57,077,000        51,778,000
Intangible assets, net of amortization                     192,182,000       195,196,000
Goodwill                                                   856,668,000       856,668,000
                                                       ---------------   ---------------
                                                       $ 1,347,005,000   $ 1,349,905,000
                                                       ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable, trade                              $    15,347,000   $    15,030,000
  Interest payable                                          10,592,000         3,505,000
  Note payable                                              14,682,000        14,682,000
  Income taxes payable                                      11,348,000         3,714,000
  Other current liabilities                                 46,350,000        46,420,000
                                                       ---------------   ---------------
Total current liabilities                                   98,319,000        83,351,000
                                                       ---------------   ---------------

Pension liabilities                                         49,448,000        48,248,000
Deferred income taxes                                       18,901,000        19,541,000
Postretirement benefit obligation other
  than pensions                                             93,192,000        92,269,000
Other long-term liabilities                                  5,265,000         5,180,000
Senior term loan                                           456,000,000       475,000,000
7 3/4% senior subordinated notes due 2007                  315,000,000       315,000,000
9 5/8% senior subordinated notes due 2010                      577,000           577,000

Stockholders' Equity:
  Preferred stock, $.01 par value - authorized,
   9,250 shares; issued and outstanding,
     9,250 shares                                                   --                --
  Common stock, $.01 par value - authorized,
     1,000 shares; issued and outstanding,
     1,000 shares                                                   --                --
  Additional paid-in capital                               309,810,000       309,790,000
  Retained earnings                                            456,000           880,000
  Accumulated other comprehensive income                        37,000            69,000
                                                       ---------------   ---------------
Total stockholders' equity                                 310,303,000       310,739,000
                                                       ---------------   ---------------
                                                       $ 1,347,005,000   $ 1,349,905,000
                                                       ===============   ===============

                See notes to consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                  -----------------------------
                                                                    March 31,        March 31,
                                                                      2005             2004
                                                                  ------------     ------------
                                                                                   (Predecessor)
Sales                                                             $ 88,690,000     $ 83,149,000

Cost of sales (including inventory purchase accounting
  charges of $12,084,000 for the three months ended
  March 31, 2005)                                                   60,466,000       48,052,000
                                                                  ------------     ------------
Gross profit                                                        28,224,000       35,097,000
Independent research and development                                 3,833,000        3,627,000
Selling, general and administrative expenses                         7,279,000        7,148,000
Amortization of intangible assets                                    3,014,000        1,146,000
                                                                  ------------     ------------
Operating income                                                    14,098,000       23,176,000
Interest and investment income                                          63,000          101,000
Interest expense                                                   (14,801,000)      (9,863,000)
                                                                  ------------     ------------
(Loss) income before income taxes                                     (640,000)      13,414,000
Income tax benefit (provision)                                         216,000       (4,510,000)
                                                                  ------------     ------------
Net (loss) income                                                 $   (424,000)    $  8,904,000
                                                                  ============     ============

                 See notes to consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                      ---------------------------------
                                                        March 31,           March 31,
                                                          2005                2004
                                                      -------------       -------------
                                                                          (Predecessor)
Cash flows from operating activities:
 Net (loss) income                                    $    (424,000)      $   8,904,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                           2,560,000           1,730,000
   Amortization of program participation costs              559,000                  --
   Amortization of intangible assets                      3,014,000           1,146,000
   Non-cash interest expense - amortization of
    debt issuance cost                                    2,691,000             459,000
   Non-cash interest expense - change in fair
    market value of interest rate cap                        29,000                  --
   Non-cash inventory purchase accounting
    charge                                               12,084,000                  --
   Deferred income taxes                                   (640,000)          1,108,000
   Changes in assets and liabilities:
    Accounts receivable, net                              1,258,000           1,873,000
    Inventory                                            (5,459,000)           (520,000)
    Other current assets                                     86,000             943,000
    Program participation costs                          (5,858,000)         (4,532,000)
    Accounts payable, interest payable and
     other current liabilities                           14,968,000           7,373,000
    Postretirement benefit obligation other
     than pensions                                          923,000             182,000
    Long-term liabilities                                 1,285,000           2,064,000
                                                      -------------       -------------
 Net cash provided by operating
  activities                                             27,076,000          20,730,000
                                                      -------------       -------------

Cash flows from investing activities:
 Capital expenditures                                      (418,000)           (647,000)
                                                      -------------       -------------
 Net cash used in investing activities                     (418,000)           (647,000)
                                                      -------------       -------------

Cash flows from financing activities:
 Equity contributions                                        20,000                  --
 Payments of long-term debt                             (19,000,000)                 --
                                                      -------------       -------------
 Net cash used in financing activities                  (18,980,000)                 --
                                                      -------------       -------------

 Net increase in cash and cash equivalents                7,678,000          20,083,000
Cash and cash equivalents, beginning of
 period                                                   9,636,000          24,464,000
                                                      -------------       -------------

Cash and cash equivalents, end of period              $  17,314,000       $  44,547,000
                                                      =============       =============
Supplemental cash flow information:
 Interest paid during period                          $   4,994,000       $      35,000
                                                      =============       =============
 Income taxes paid during the period                  $          --       $     334,000
                                                      =============       =============

                See notes to consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Description of the Business and the Acquisition

Description of Business

K&F Industries, Inc. and subsidiaries ("K&F" or the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems") and Engineered Fabrics Corporation ("Engineered Fabrics").

The Acquisition

On November 18, 2004, K&F Parent, Inc. ("K&F Parent"), an affiliate of Aurora Capital Group, acquired K&F in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F's then existing indebtedness and the related fees and expenses of K&F and certain of its stockholders, with the balance paid to former equityholders of K&F (the "Acquisition").

The Acquisition was financed with an offering by K&F of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F of $480.0 million under a new $530 million senior secured credit facility and $309.8 million in equity investments from K&F Parent. K&F Parent contributed the $309.8 million of equity to its wholly-owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, Inc., prior to the merger of K&F Acquisition, Inc. with and into K&F.

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

The following table summarizes the fair values assigned to K&F's assets acquired and liabilities assumed in connection with the Acquisition on November 18, 2004:

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Assets Acquired:

          Current assets                       $  183,467,000
          Property, plant and equipment            99,005,000
          Debt issuance costs                      29,280,000
          Program participation costs              49,238,000
          Other intangible assets                 196,636,000
          Goodwill                                856,668,000
                                               --------------
               Total assets acquired            1,414,294,000
                                               --------------

Liabilities Assumed:

          Current liabilities                     142,242,000
          Pension liabilities                      47,629,000
          Postretirement benefit obligation        91,858,000
          Deferred income taxes                    20,169,000
          Other long-term liabilities               5,684,000
          Long-term debt                          796,922,000
                                               --------------
               Total liabilities assumed        1,104,504,000
                                               --------------

     Net assets acquired                       $  309,790,000
                                               ==============

2. Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three months ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Since the date of the Acquisition (see Note 1), the accompanying financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references in the consolidated financial statements and the accompanying notes to events or activities which occurred prior to the completion of the Acquisition relate to the predecessor company and are labeled as ("Predecessor").

3. Program Participation Costs

Program participation costs consist of incentives given to original equipment aircraft manufacturers in connection with their sole source selection of our products for installation on aircraft. These incentives include cash payments, discounts and free product. The cost of these incentives is recognized in the period incurred unless the incentive is subject to recovery through a long-term product maintenance requirement mandated by the Federal Aviation Administration, or its equivalent, for certified replacement equipment and service. Capitalized amounts are being amortized on a straight-line basis over the shorter of the estimated economic service life of the aircraft or 25 years, as a charge to cost of sales ($0.6 million was amortized during the three months ended March 31, 2005). Prior to the Acquisition, all costs related to discounts and free product were recognized in cost of sales in the period incurred and amounted to approximately $7.5 million for the three months ended March 31, 2004 (Predecessor).

4. Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123-R. SFAS No. 123-R is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No.
25. SFAS No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. See Note 8.

The Company plans to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for the Company on January 1, 2006, but early adoption is encouraged.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. Accounts Receivable are summarized as follows:

                                           March 31,       December 31,
                                              2005             2004
                                          ------------     ------------
Accounts receivable, principally
    from commercial customers             $ 36,606,000     $ 35,885,000

Accounts receivable, on U.S.
    Government and other long-term
    contracts                                5,688,000        7,684,000

      Allowances                            (1,233,000)      (1,236,000)
                                          ------------     ------------

                                          $ 41,061,000     $ 42,333,000
                                          ============     ============

6. Inventory consists of the following:

                                           March 31,       December 31,
                                             2005              2004
                                          ------------     ------------
Raw materials and work-in-process         $ 29,359,000     $ 35,356,000

Finished goods                              14,347,000       16,017,000

Inventoried costs related to U.S.
     Government and other long-term
     contracts                              10,898,000        9,874,000
                                          ------------     ------------
                                          $ 54,604,000     $ 61,247,000
                                          ============     ============

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

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    Other current liabilities consist of the following:

                                          March 31,    December 31,
                                            2005           2004
                                         -----------   ------------
Accrued payroll costs                    $16,680,000   $ 15,919,000
Accrued property and other taxes           2,869,000      2,197,000
Accrued costs on long-term contracts       2,744,000      2,639,000
Accrued warranty costs                    13,320,000     12,261,000
Customer credits                           3,763,000      5,402,000
Postretirement benefit obligation other
  than pensions                            4,000,000      4,000,000
Other                                      2,974,000      4,002,000
                                         -----------   ------------
                                         $46,350,000   $ 46,420,000
                                         ===========   ============

8.    Stock Options

      In January 2005, K&F Parent established a stock option plan, covering an aggregate of 5,900 authorized but unissued shares of common stock, that may be awarded for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F Parent and its subsidiaries. In January 2005, K&F Parent issued stock options to certain of K&F's officers, directors and employees to purchase an aggregate of 5,719 shares of common stock, at an exercise price of $1,000 per share, the estimated fair value at the date of grant. The options vest at the rate of 20% per year.

      The Company applies the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its stock option plan (see Note 4). Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

      The following table details the effect on net income (loss) had compensation expense for the stock option plan been recorded based on the fair value method under SFAS No. 123, "Accounting for Stock-based Compensation", as amended:

                                                      Three Months Ended
                                                 ----------------------------
                                                  March 31,       March 31,
                                                     2005           2004
                                                 -----------   --------------
                                                                (Predecessor)
Reported net (loss) income                       $  (424,000)  $    8,904,000
Deduct: Total stock-based employee and
  director compensation expense determined
  under fair value method for all awards,
  net of related tax effects                         (82,000)              --
                                                 -----------   --------------
Pro forma net (loss) income                      $  (506,000)  $    8,904,000
                                                 ===========   ==============

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      There were no stock options granted during the three months ended March 31, 2004 (Predecessor). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

      The weighted average fair value of K&F Parent stock options granted during the three months March 31, 2005 was $431 per stock option, estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 33% (represents an average of the three-year trailing volatility of publicly traded companies in our peer group); risk-free interest rate of 3.97% (represents the rate available on U.S. government bonds at the grant date); and expected lives of option grants of seven years.

9.    Income Taxes

      The Company's effective tax rate of (33.8)% for the three months ended March 31, 2005 differs from the statutory rate of 35% due to pre-tax losses and tax benefits derived from export sales. The Company's effective tax rate of 33.6% for the three months ended March 31, 2004 (Predecessor) differs from the statutory rate of 35% due to tax benefits derived from export sales.

10.   Contingencies

      There are various lawsuits and claims pending against the Company incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company's management, the ultimate settlement, if any, will not have a material adverse effect on the Company's consolidated financial statements.

11.   Comprehensive (Loss) Income

                                                 Three Months Ended
                                            ----------------------------
                                             March 31,        March 31,
                                               2005             2004
                                            ----------       -----------
                                                            (Predecessor)
Net (loss) income                           $ (424,000)      $8,904,000

Other comprehensive (loss) income:

    Cumulative translation adjustments         (32,000)          93,000
                                            ----------       ----------

Comprehensive (loss) income                 $ (456,000)      $8,997,000
                                            ==========       ==========

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.   Segments

      The following represents financial information about the Company's segments:

                                               Three Months Ended
                                          ----------------------------
                                            March 31,      March 31,
                                              2005            2004
                                          -------------   ------------
                                                         (Predecessor)
Sales:
    Aircraft Braking Systems              $ 73,924,000    $ 68,877,000

    Engineered Fabrics                      14,766,000      14,272,000
                                          ------------    ------------
                                          $ 88,690,000    $ 83,149,000
                                          ============    ============
Operating Profit:

    Aircraft Braking Systems              $ 13,695,000    $ 20,961,000
    Engineered Fabrics                         403,000       2,215,000
                                          ------------    ------------
      Operating income                      14,098,000      23,176,000
    Interest expense, net                  (14,738,000)     (9,762,000)
                                          ------------    ------------
      (Loss) income before income taxes   $   (640,000)   $ 13,414,000
                                          ============    ============

                                           March 31,      December 31,
                                              2005            2004
                                        --------------   --------------
Total Assets:
    Aircraft Braking Systems            $1,180,701,000   $1,183,123,000
    Engineered Fabrics                     136,124,000      133,750,000
    Debt issuance costs not allocated
       to segments                          26,077,000       28,768,000
    Corporate assets                         4,103,000        4,264,000
                                        --------------   --------------
                                        $1,347,005,000   $1,349,905,000
                                        ==============   ==============

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

K&F Industries, Inc. and subsidiaries, or "K&F", is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers and commercial airlines throughout the world and to the United States and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or "Aircraft Braking Systems" and Engineered Fabrics Corporation, or "Engineered Fabrics".

The Acquisition

On November 18, 2004, K&F Parent, Inc., or "K&F Parent", an affiliate of Aurora Capital Group, acquired K&F in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F's then existing indebtedness and the related fees and expenses of K&F and certain of its stockholders, with the balance paid to the former equityholders. We refer to this as the "Acquisition".

The Acquisition was financed with an offering by us of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by us of $480.0 million under a new $530 million senior secured credit facility and $309.8 million in equity investments from K&F Parent. K&F Parent contributed the $309.8 million of equity to its wholly-owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, Inc., prior to the merger of K&F Acquisition, Inc. with and into K&F.

The Acquisition was accounted for using the purchase method of accounting, pursuant to which the total purchase price, including related fees and expenses, was allocated to the acquired net assets based upon estimates of fair value. These adjustments were made by obtaining third-party valuations of certain tangible and intangible assets and liabilities.

Since the date of the Acquisition, our financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references to events or activities which occurred prior to the completion of the Acquisition relate to the predecessor company and are labeled as ("Predecessor").

Our new credit facility requires the maintenance of certain quarterly financial and operating ratios, including a consolidated cash interest coverage ratio and consolidated leverage ratio. Our new credit facility also limits the amount of capital expenditures and development participation costs we may make. The indenture governing our 7 3/4 % Senior Subordinated Notes due 2014 also contains certain restrictive covenants regarding our ability to make distributions and incur additional indebtedness that are tied to ratios based on EBITDA and Adjusted EBITDA. In particular, the indenture requires that our Fixed Charge Coverage Ratio equal or exceed 2 to 1 in order for us to be able to incur additional debt, subject to certain exceptions.

"EBITDA" represents net income before interest expense, income tax (provision) benefit and depreciation and amortization. "Adjusted EBITDA" is EBITDA as further adjusted to exclude non-recurring inventory purchase accounting adjustments, non-recurring salary and benefit expense and non-recurring non-cash income (as set forth in the reconciliation presented below). EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Based on our industry and debt financing experience, we believe that EBITDA and Adjusted EBITDA are customarily used to provide useful information regarding a company's ability to service and/or incur indebtedness. EBITDA and Adjusted EBITDA are used in the calculation of our Fixed Charge Coverage Ratio. We were in compliance with all debt covenants at March 31, 2005.

The following is a presentation of EBITDA and Adjusted EBITDA and a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

                                                            Three Months Ended
                                                     --------------------------------
                                                      March 31,           March 31,
                                                        2005               2004(1)
                                                     ------------       -------------
                                                                        (Predecessor)
Net (loss) income                                    $   (424,000)      $   8,904,000
Adjustments:
  Depreciation and amortization expense                 6,133,000           2,876,000
  Interest expense, net                                14,738,000           9,762,000
  Income tax (benefit)provision                          (216,000)          4,510,000
                                                     ------------       -------------
EBITDA                                                 20,231,000          26,052,000

Adjustments:
  Inventory purchase accounting
  charge                                                 12,084,000                  --
  Non-recurring salary and benefit
  expense                                                      --           1,721,000
  Non-recurring non-cash income                                --            (592,000)
                                                     ------------       -------------
Adjusted EBITDA                                      $ 32,315,000       $  27,181,000
                                                     ============       =============

(1) Included in EBITDA for the three months ended March 31, 2004 is a charge of $4,719,000, related to program participation costs that would be capitalized under our current accounting policy for such costs.

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

Revenue Recognition. Revenue from the sale of products is generally recognized upon shipment to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an agreement, the sales price is fixed and determinable and collection of the receivable is probable.

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

Program Participation Costs. Program participation costs consist of incentives given to original equipment aircraft manufacturers in connection with their sole source selection of our products for installation on aircraft. These incentives include cash payments, discounts and free product. The cost of these incentives is recognized in the period incurred unless the incentive is subject to recovery through a long-term product maintenance requirement mandated by the Federal Aviation Administration, or its equivalent, for certified replacement equipment and service. Capitalized amounts are being amortized on a straight-line basis over the shorter of the estimated economic service life of the aircraft or 25 years, as a charge to cost of sales. These types of costs are somewhat discretionary in any given year and our levels of spending may increase or decrease as the business base dictates.

Evaluation of Long-Lived Assets. Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards or, "SFAS" No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges would be recorded when we do not believe the carrying value of the long-lived asset will be recoverable.

Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, "Goodwill and other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We test these assets for impairment at least annually or more frequently if any event occurs or circumstances change that indicate possible impairment.

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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The rate represents the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. We used a 6 1/4% discount rate in 2004 and are using a 6.0% discount rate for 2005 to reflect market conditions.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that the long-term return on our pension plan assets was 9.0% in 2004 and will remain at 9.0% for 2005 to reflect projected returns in the fixed income and equity markets.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate being used to calculate the calendar year 2005 postretirement expense is 10.1% in 2005 trending down to 5.0% for 2010.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

Our sales for the three months ended March 31, 2005 totaled $88,690,000, reflecting an increase of $5,541,000, compared with $83,149,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $5,047,000 and Engineered Fabrics of $494,000.

Commercial sales at Aircraft Braking Systems increased $2,905,000, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and DC-9 and the Fokker FO-100 programs. General aviation sales increased $1,920,000, primarily on Gulfstream, Canadair and Dassault aircraft. Military sales increased $222,000, primarily on the Lockheed C-130 and F-117 and the KAI T-50 programs, partially offset by lower sales on the Boeing B-1B program. Sales at Engineered Fabrics increased primarily due to higher military sales of iceguards, primarily for the Sikorsky Blackhawk program.

Our gross profit decreased by $6,873,000 to $28,224,000, or 31.8% of sales for the three months ended March 31, 2005, compared with $35,097,000, or 42.2% of sales for the same period in the prior year. This decrease was primarily attributable to a $12,084,000 non-cash charge included in cost of sales pertaining to an inventory purchase accounting adjustment (which represents the remaining balance of the fair value adjustment to inventory recorded in connection with the Acquisition), higher depreciation of $834,000 also relating to purchase accounting allocations, partially offset by higher profit as a result of lower expensed program participation costs of $3,760,000.

The following table provides additional information detailing program participation costs:

                                                            Three Months Ended
                                                        --------------------------
                                                          March 31,     March 31,
                                                             2005          2004
                                                        ------------  ------------
                                                                      (Predecessor)
Gross program participation costs                       $  9,070,000  $  7,531,000
Amount capitalized during period                          (5,858,000)           --
Amortization of program participation costs
                                                             559,000            --
                                                        ------------  ------------
Program participation costs expensed in
  period
                                                        $  3,771,000  $  7,531,000
                                                        ============  ============

Aircraft Braking Systems' gross profit was $37,547,000, or 50.8% of sales (excluding $11,293,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the three months ended March 31, 2005, compared with $31,921,000, or 46.3% of sales for the same period in the prior year. Aircraft Braking Systems' gross margin increased primarily due to lower expensed investments, as discussed above and the overhead absorption effect relating to the higher sales, partially offset by higher depreciation expense as discussed above. Engineered Fabrics' gross profit was $2,761,000, or 18.7% of sales (excluding $791,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the three months ended March 31, 2005, compared with $3,176,000, or 22.2% of sales for the same period in the prior year. Engineered Fabrics' gross margin decreased primarily due to an unfavorable mix of products sold.

Independent research and development costs increased by $206,000 for the three months ended March 31, 2005, compared with the same period in the prior year. This increase was primarily due to higher costs on various development programs, partially offset by lower costs of $1,121,000 on the Dassault Falcon 7X program.

Selling, general and administrative expenses increased by $131,000 during the three months ended March 31, 2005, compared with the same period in the prior year. This increase was primarily due to costs associated with implementing a productivity initiative, partially offset by lower compensation costs.

Amortization expense increased by $1,868,000 during the three months ended March 31, 2005, as compared with the same period in the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.

Our net interest expense increased by $4,976,000 for the three months ended March 31, 2005, as compared with the same period in the prior year. This increase was primarily due to the increased debt we incurred in connection with the Acquisition and higher non-cash interest expense of $2,232,000, relating to the amortization of debt issuance costs.

Our effective tax rate of (33.8)% for the three months ended March 31, 2005 differs from the statutory rate of 35% due to pre-tax losses and tax benefits derived from export sales. Our effective tax rate of 33.6% for the three months ended March 31, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $17.3 million at March 31, 2005, compared with $9.6 million at December 31, 2004. Our total debt was $771.6 million at March 31, 2005 and $790.6 million at December 31, 2004. We prepaid $19.0 million of long-term debt during the three months ended March 31, 2005. We had $48.0 million (which is net of letters of credit of $2.0 million) available to borrow under our $50 million revolving credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures, make program participation investments and to fund strategic acquisitions. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations, material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at March 31, 2005.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, our contractual obligations have not materially changed from December 31, 2004.

Cash Flows

During the three months ended March 31, 2005, net cash provided by operating activities amounted to $27,076,000, compared with $20,730,000 for the same period in the prior year, an increase of $6,346,000. Our cash flow from operating activities increased from the prior year primarily due to receipt of a $7,204,000 income tax refund relating to expenses incurred in connection with the Acquisition and lower upfront cash program participation payments, partially offset by a higher increase in inventory and higher interest payments.

During the three months ended March 31, 2005, net cash used in investing activities amounted to $418,000 versus $647,000 for the same period in the prior year, representing capital expenditures for both periods.

During the three months ended March 31, 2005, net cash used in financing activities amounted to $18,980,000 versus $0 for the same period in the prior year, due to payments of $19,000,000 of long-term debt in 2005 versus no payments made during 2004.

Accounting Pronouncements

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

Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for us on January 1, 2006, but early adoption is encouraged.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $315.6 million of total fixed rate debt and $456.0 million of variable rate debt outstanding at March 31, 2005. Borrowings under the new credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.5 million.

As a requirement of our new credit facility, we have entered into the following interest rate hedges:

- a 3 month LIBOR interest rate cap at 4.5% from December 2004 to December 2005 on $240 million of our term loans;

- a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million; and

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement.

We have no other derivative financial instruments.

ITEM  4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                K&F INDUSTRIES, INC.
                                                --------------------
                                                          Registrant

                                            /s/ DIRKSON R. CHARLES
                                            -------------------------------
                                                Dirkson R. Charles
                                            Executive Vice President and
                                            Chief Financial Officer and
                                            Registrant's Authorized Officer

Dated: May 13, 2005