Form 10-Q
period 2005-06-30
K&F INDUSTRIES INC
filed 2005-08-15
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number: 33-29035

                              K&F Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                   34-1614845
-------------------------------------   ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

 50 Main Street, White Plains, New York                   10606
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (914) 448-2700

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

As of August 15, 2005, there were 1,000 shares of common stock outstanding.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

                                                                          Page
                                                                          ----
Part I. Consolidated Financial Information

  Item 1.   Consolidated Financial Statements (Unaudited)

            a)  Consolidated Balance Sheets as of June 30, 2005
                and December 31, 2004                                     3

            b)  Consolidated Statements of Operations for the six
                months ended June 30, 2005 and 2004 (Predecessor)         4

            c)  Consolidated Statements of Operations for the
                three months ended June 30, 2005 and 2004
                (Predecessor)                                             5

            d)  Consolidated Statements of Cash Flows for the
                six months ended June 30, 2005 and 2004
                (Predecessor)                                             6

            e)  Notes to Consolidated Financial Statements                7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  24

  Item 4.   Controls and Procedures                                      25

Part II. Other Information

  Item 6.   Exhibits                                                     26

Signatures                                                               27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      K&F INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30,       December 31,
                                                         2005             2004
                                                    --------------   --------------
ASSETS:
Current Assets:
  Cash and cash equivalents                         $    9,328,000   $    9,636,000
  Accounts receivable, net                              42,765,000       42,333,000
  Inventory                                             58,348,000       61,247,000
  Other current assets                                   5,008,000        4,336,000
                                                    --------------   --------------
Total current assets                                   115,449,000      117,552,000
                                                    --------------   --------------

Property, plant and equipment                          104,153,000      101,083,000
  Less, accumulated depreciation and amortization        6,583,000        1,491,000
                                                    --------------   --------------
                                                        97,570,000       99,592,000
                                                    --------------   --------------

Other long-term assets                                      93,000          351,000
Debt issuance costs, net of amortization                24,025,000       28,768,000
Program participation costs, net of amortization        64,150,000       51,778,000
Intangible assets, net of amortization                 189,168,000      195,196,000
Goodwill                                               856,668,000      856,668,000
                                                    --------------   --------------
                                                    $1,347,123,000   $1,349,905,000
                                                    ==============   --============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable, trade                           $   14,306,000   $   15,030,000
  Interest payable                                       4,902,000        3,505,000
  Note payable                                                  --       14,682,000
  Income taxes payable                                  18,680,000        3,714,000
  Other current liabilities                             44,913,000       46,420,000
                                                    --------------     ------------
Total current liabilities                               82,801,000       83,351,000
                                                    --------------     ------------

Pension liabilities                                     50,248,000       48,248,000
Deferred income taxes                                   24,354,000       19,541,000
Postretirement benefit obligation other
  than pensions                                         93,613,000       92,269,000
Other long-term liabilities                              5,128,000        5,180,000
Senior term loan                                       456,000,000      475,000,000
7 3/4% senior subordinated notes due 2014              315,000,000      315,000,000
9 5/8% senior subordinated notes due 2010                  577,000          577,000

Stockholders' Equity:
  Preferred stock, $.01 par value - authorized,
   0 shares and 9,250 shares; issued and                        --               --
    outstanding, 0 shares and 9,250 shares
  Common stock, $.01 par value - authorized,
     1,000 shares; issued and outstanding,
     1,000 shares                                               --               --
  Additional paid-in capital                           309,810,000      309,790,000
  Retained earnings                                      9,673,000          880,000
  Accumulated other comprehensive (loss) income            (81,000)          69,000
                                                    --------------   --------------
Total stockholders' equity                             319,402,000      310,739,000
                                                    --------------   --------------
                                                    $1,347,123,000   $1,349,905,000
                                                    ==============   ==============

                See notes to consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Six Months Ended
                                         ---------------------------
                                            June 30,      June 30,
                                              2005         2004
                                         ------------   ------------
                                                       (Predecessor)
Sales                                    $178,992,000   $166,740,000

Cost of sales (including inventory
   purchase accounting charges of
   $12,084,000 for the six months ended
   June 30, 2005)
                                          108,665,000     97,582,000
                                         ------------   ------------
Gross profit                               70,327,000     69,158,000

Independent research and development        7,586,000      6,965,000

Selling, general and administrative
   expenses
                                           13,940,000     14,498,000

Amortization of intangible assets           6,028,000      2,340,000
                                         ------------   ------------
Operating income                           42,773,000     45,355,000

Interest and investment income                151,000        220,000

Interest expense                          (29,641,000)   (19,724,000)
                                         ------------   ------------
Income before income taxes                 13,283,000     25,851,000

Income tax provision                       (4,490,000)    (8,592,000)
                                         ------------   ------------
Net income                               $  8,793,000   $ 17,259,000
                                         ============   ============

                 See notes to consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                              ---------------------------
                                                 June 30,      June 30,
                                                  2005           2004
                                              ------------   ------------
                                                             (Predecessor)
Sales                                         $ 90,302,000   $ 83,591,000

Cost of sales                                   48,199,000     49,530,000
                                              ------------   ------------
Gross profit                                    42,103,000     34,061,000

Independent research and development             3,753,000      3,338,000

Selling, general and administrative
    expenses                                     6,661,000      7,350,000

Amortization of intangible assets                3,014,000      1,194,000
                                              ------------   ------------
Operating income                                28,675,000     22,179,000

Interest and investment income                      88,000        119,000

Interest expense                               (14,840,000)    (9,861,000)
                                              ------------   ------------
Income before income taxes                      13,923,000     12,437,000

Income tax provision                            (4,706,000)    (4,082,000)
                                              ------------   ------------
Net income                                    $  9,217,000   $  8,355,000
                                              ============   ============

                See notes to consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                        ------------   ------------
                                                          June 30,       June 30,
                                                            2005           2004
                                                        ------------   -------------
                                                                       (Predecessor)
Cash flows from operating activities:
 Net income                                             $  8,793,000   $ 17,259,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                          5,151,000      3,542,000
     Amortization of program participation costs           1,190,000             --
     Amortization of intangible assets                     6,028,000      2,340,000
     Non-cash interest expense - amortization of
       debt issuance cost                                  4,743,000        918,000
     Non-cash interest expense - change in fair
       market value of interest rate cap                     264,000             --
     Non-recurring inventory purchase accounting
       charge                                             12,084,000             --
     Deferred income taxes                                 4,813,000      2,199,000
     Changes in assets and liabilities:
      Accounts receivable, net                              (500,000)       925,000
      Inventory                                           (9,267,000)       (90,000)
      Other current assets                                  (678,000)       847,000
      Program participation costs                        (13,562,000)    (4,532,000)
      Notes payable                                      (14,682,000)            --
      Accounts payable, interest payable and
        other current liabilities                         14,132,000     (6,376,000)
      Postretirement benefit obligation other
        than pensions                                      1,344,000       (151,000)
      Long-term liabilities                                1,948,000      4,136,000
                                                        ------------   ------------
 Net cash provided by operating
  activities                                              21,801,000     21,017,000
                                                        ------------   ------------

Cash flows from investing activities:
 Capital expenditures                                     (3,129,000)    (1,240,000)
                                                        ------------   ------------
 Net cash used in investing activities                    (3,129,000)    (1,240,000)
                                                        ------------   ------------

Cash flows from financing activities:
 Equity contributions                                         20,000             --
 Payments of long-term debt                              (19,000,000)            --
                                                        ------------   ------------
 Net cash used in financing activities                   (18,980,000)            --
                                                        ------------   ------------

 Net (decrease) increase in cash and cash  equivalents      (308,000)    19,777,000
Cash and cash equivalents, beginning of
 period                                                    9,636,000     24,464,000
                                                        ------------   ------------

Cash and cash equivalents, end of period                $  9,328,000   $ 44,241,000
                                                        ============   ============

Supplemental cash flow information:
 Interest paid during period                            $ 23,237,000   $ 18,806,000
                                                        ============   ============

 Income taxes paid during the period                    $    167,000   $  4,379,000
                                                        ============   ============

                 See notes to consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Description of the Business and the Acquisition

Description of Business

K&F Industries, Inc. and subsidiaries ("K&F" or the "Company") is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers and commercial airlines throughout the world and to the United States government and certain foreign governments. The Company's activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation ("Aircraft Braking Systems") and Engineered Fabrics Corporation ("Engineered Fabrics").

The Acquisition

On November 18, 2004, K&F Industries Holdings, Inc. ("K&F Parent"), an affiliate of Aurora Capital Group, acquired K&F in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F's then existing indebtedness and the related fees and expenses of K&F and certain of its stockholders, with the balance paid to former equityholders of K&F (the "Acquisition").

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
                                         ==============

2.    Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Since the date of the Acquisition (see Note 1), the accompanying financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references in the consolidated financial statements and the accompanying notes to events or activities which occurred prior to the completion of the Acquisition relate to K&F as the predecessor company and are labeled as "Predecessor".

3.    Program Participation Costs

"Program Participation Costs" consist of incentives given to Original Equipment Aircraft Manufacturers ("OEMs") in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration ("FAA") certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, the Company does not receive revenue from the OEM, and does not generate profits until it sells replacement parts to the OEMs' customers and end-user aircraft operators.

The Predecessor consolidated financial statements utilize a different accounting treatment for Program Participation Costs than that used in the periods subsequent to the Acquisition. The Predecessor consolidated financial statements: (i) recognized the costs associated with discounted products and free products given to an OEM after completion of the FAA-certification process as an expense in cost of sales when the applicable original equipment was shipped; and (ii) capitalized the cash payments component of Program Participation Costs, which were then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense.

The consolidated financial statements for the three and six month ended June 30, 2005: (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A "sole source contract" is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from us; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require the Company to supply the OEM with all of the OEM's parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, the Company amortizes all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company plans to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for the Company on January 1, 2006.

5. Accounts Receivable are summarized as follows:

                                     June 30,     December 31,
                                       2005          2004
                                   ------------   ------------
Accounts receivable, principally
   from commercial customers       $ 39,766,000   $ 35,885,000

Accounts receivable, on U.S.
   Government and other long-term
   contracts                          4,212,000      7,684,000

Allowances                           (1,213,000)    (1,236,000)
                                   ------------   ------------

                                   $ 42,765,000   $ 42,333,000
                                   ============   ============

6.    Inventory consists of the following:

                                      June 30,   December 31,
                                       2005          2004
                                   ------------  ------------
Raw materials and work-in-process  $ 31,564,000  $ 35,356,000

Finished goods                       13,483,000    16,017,000

Inventoried costs related to U.S.
   Government and other long-term
   contracts                         13,301,000     9,874,000
                                   ------------  ------------

                                   $ 58,348,000  $ 61,247,000
                                   ============  ============

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

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

7.    Other current liabilities consist of the following:

                                           June 30,    December 31,
                                             2005          2004
                                         ------------  ------------
Accrued payroll costs                    $ 12,674,000  $ 15,919,000
Accrued property and other taxes            3,156,000     2,197,000
Accrued costs on long-term contracts        4,907,000     2,639,000
Accrued warranty costs                     13,131,000    12,261,000
Customer credits                            4,241,000     5,402,000
Postretirement benefit obligation other
  than pensions                             4,000,000     4,000,000
Other                                       2,804,000     4,002,000
                                         ------------  ------------

                                         $ 44,913,000  $ 46,420,000
                                         ============  ============

8.    Stock Options

      The following information has been adjusted for a 133 to one stock split which occurred on August 8, 2005.

      In 2005, K&F Parent established a stock option plan, covering an aggregate of 1,330,000 authorized but unissued shares of common stock, for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F Parent and its subsidiaries. In 2005, K&F Parent issued stock options to certain of K&F's officers, directors and employees to purchase an aggregate of 927,965 shares of common stock, at an exercise price of $7.52 per share, the estimated fair value at the date of grant. The options vest at the rate of 20% per year.

      The Company applies the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its stock option plan (see Note 4). Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

      The following table details the effect on net income had compensation expense for the stock option plan been recorded based on the fair value method under SFAS No. 123, "Accounting for Stock-based Compensation", as amended:

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                               Three Months Ended
                                          ---------------------------
                                            June 30,       June 30,
                                              2005           2004
                                          ------------   ------------
                                                         (Predecessor)
Reported net income                       $  9,217,000   $  8,355,000
Deduct: Total stock-based employee and
  director compensation expense
  determined under fair value method for
  all awards, net of related tax effects      (128,000)            --
                                          ------------   ------------
Pro forma net income                      $  9,089,000   $  8,355,000
                                          ============   ============

                                              Six Months Ended
                                        ---------------------------
                                           June 30,      June 30,
                                            2005           2004
                                        ------------   ------------
                                                       (Predecessor)
Reported net income                     $  8,793,000   $ 17,259,000
Deduct: Total stock-based employee and
  director compensation expense
determined under fair value method for
all awards, net of related tax effects      (256,000)            --
                                        ------------   ------------
Pro forma net income                    $  8,537,000   $ 17,259,000
                                        ============   ============

      There were no stock options granted during the three and six months ended June 30, 2004 (Predecessor). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

      The weighted average fair value of K&F Parent stock options granted during the six months ended June 30, 2005 was $3.24 per stock option, estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 33% (represents an average of the three-year trailing volatility of publicly traded companies in our peer group); risk-free interest rate of 3.97% (represents the rate available on U.S. government bonds at the grant date); and expected lives of option grants of seven years.

9.    Income Taxes

      The Company's effective tax rate of 33.8% for the three and six months ended June 30, 2005 differs from the statutory rate of 35% due to tax benefits derived from export sales. The Company's effective tax rate of 32.8% and 33.2% for the three and six months ended June 30, 2004 (Predecessor), respectively, differs from the statutory rate of 35% due to tax benefits derived from export sales.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   Contingencies

      There are various lawsuits and claims pending against the Company incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company's management, the ultimate settlement, if any, will not have a material adverse effect on the Company's consolidated financial statements.

11.   Comprehensive Income

                                            Three Months Ended
                                       ---------------------------
                                          June 30,      June 30,
                                           2005           2004
                                       ------------   ------------
                                                      (Predecessor)
Net income                             $  9,217,000   $  8,355,000

Other comprehensive (loss) income:

   Cumulative translation adjustments      (118,000)       (31,000)
                                       ------------   ------------

Comprehensive income                   $  9,099,000   $  8,324,000
                                       ============   ============

                                             Six Months Ended
                                       --------------------------
                                          June 30,      June 30,
                                           2005           2004
                                       ------------   ------------
                                                      (Predecessor)
Net income                             $  8,793,000   $ 17,259,000

Other comprehensive (loss) income:

   Cumulative translation adjustments      (150,000)        62,000
                                       ------------   ------------

Comprehensive income                   $  8,643,000   $ 17,321,000
                                       ============   ============

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.   Segments

      The following represents financial information about the Company's segments:

                                     Three Months Ended
                                ---------------------------
                                   June 30,      June 30,
                                    2005           2004
                                ------------   ------------
                                               (Predecessor)
Sales:
  Aircraft Braking Systems      $ 73,737,000   $ 69,162,000
  Engineered Fabrics              16,565,000     14,429,000
                                ------------   ------------
                                $ 90,302,000   $ 83,591,000
                                ============   ============

Operating Profit:
  Aircraft Braking Systems      $ 27,035,000   $ 19,937,000
  Engineered Fabrics               1,640,000      2,242,000
                                ------------   ------------
    Operating income              28,675,000     22,179,000
  Interest expense, net          (14,752,000)    (9,742,000)
                                ------------   ------------
    Income before income taxes  $ 13,923,000   $ 12,437,000
                                ============   ============

                                     Six Months Ended
                                ---------------------------
                                  June 30,       June 30,
                                    2005          2004
                                ------------   ------------
                                               (Predecessor)
Sales:
  Aircraft Braking Systems      $147,661,000   $138,039,000
  Engineered Fabrics              31,331,000     28,701,000
                                ------------   ------------
                                $178,992,000   $166,740,000
                                ============   ============

Operating Profit:
  Aircraft Braking Systems      $ 40,730,000   $ 40,898,000
  Engineered Fabrics               2,043,000      4,457,000
                                ------------   ------------
    Operating income              42,773,000     45,355,000
  Interest expense, net          (29,490,000)   (19,504,000)
                                ------------   ------------
    Income before income taxes  $ 13,283,000   $ 25,851,000
                                ============   ============

                                         June 30,      December 31,
                                           2005            2004
                                      --------------  --------------
Total Assets:
  Aircraft Braking Systems            $1,183,336,000  $1,183,123,000
  Engineered Fabrics                     134,005,000     133,750,000
  Debt issuance costs not allocated
     to segments                          24,025,000      28,768,000
  Corporate assets                         5,757,000       4,264,000
                                      --------------  --------------
                                      $1,347,123,000  $1,349,905,000
                                      ==============  ==============

13.   Subsequent Event

      K&F amended its Management Services Agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee, payable over the term of the Management Services Agreement for a $5.0 million termination fee. K&F made this payment on August 12, 2005 and will record this as a charge to its third quarter 2005 earnings.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

K&F Industries, Inc. and subsidiaries, or "K&F", is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers and commercial airlines throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or "Aircraft Braking Systems" and Engineered Fabrics Corporation, or "Engineered Fabrics".

Termination of Management Services Agreement

K&F amended its Management Services Agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee payable over the term of the Management Services Agreement in exchange for a $5.0 million termination fee. K&F made this payment on August 12, 2005 and will record this as a charge to its third quarter 2005 earnings.

The Acquisition

On November 18, 2004, K&F Industries Holdings, Inc., or "K&F Parent", an affiliate of Aurora Capital Group, acquired K&F in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F equityholders retained $77.2 million of cash on hand at the acquisition date. The cash consideration was used to repay substantially all of K&F's then existing indebtedness and the related fees and expenses of K&F and certain of its stockholders, with the balance paid to the former equityholders. We refer to this as the "Acquisition".

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

Since the date of the Acquisition, our financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references to events or activities which occurred prior to the completion of the Acquisition relate to K&F as the predecessor company and are labeled as "Predecessor".

"EBITDA" represents net income before interest expense, income tax provision and depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management uses EBITDA principally as a measure of our operating performance and believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Our management also uses EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

EBITDA does not represent and should not be considered as an alternative to results of operations under GAAP and has significant limitations as an analytical tool. Although we use EBITDA as a measure to assess the performance of our business, the use of EBITDA is limited because it excludes certain material costs. For example, it does not include interest expense, which is a necessary element of our costs and ability to generate revenue, because we have borrowed money in order to finance our operations. Because we use capital assets, depreciation expense is a necessary element of our costs and ability to generate revenue. In addition, the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of this measure. EBITDA also does not include the payment of taxes, which is also a necessary element of our operations. Because EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Because of these limitations management does not view EBITDA in isolation or as a primary performance measure and also uses other measures, such as net income, sales, bookings and operating profit, to measure operating performance.

The following is a reconciliation of net income to EBITDA:

                                             Three Months Ended
                                         --------------------------
                                           June 30,      June 30,
                                             2005          2004
                                         -----------   ------------
                                                       (Predecessor)
Net income                               $  9,217,000  $  8,355,000
Adjustments:
  Depreciation and amortization expense     6,236,000     3,006,000
  Interest expense, net                    14,752,000     9,742,000
  Income tax provision                      4,706,000     4,082,000
                                         ------------  ------------
EBITDA                                   $ 34,911,000  $ 25,185,000
                                         ============  ============

                                              Six Months Ended
                                         --------------------------
                                            June 30,      June 30,
                                             2005           2004
                                         ------------  ------------
                                                       (Predecessor)
Net income                               $  8,793,000  $ 17,259,000
Adjustments:
  Depreciation and amortization expense    12,369,000     5,882,000
  Interest expense, net                    29,490,000    19,504,000
  Income tax provision                      4,490,000     8,592,000
                                         ------------  ------------
EBITDA                                   $ 55,142,000  $ 51,237,000
                                         ============  ============

The following tables show the non-recurring and certain other items which are included in EBITDA: non-recurring inventory accounting adjustments, non-recurring salary and benefit expense, non-recurring non-cash income and capitalization of Program Participation Costs. We believe this information, when reviewed in connection with our presentation of EBITDA, provides another useful tool to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the adjustments presented below when preparing our annual operating budget and financial projections. Specifically, because these tables exclude non-recurring salary and benefit expense and non-recurring non-cash income, we believe this information allows our management and investors to assess our operating performance during the periods these charges were incurred on a consistent basis with the periods during which these unusual charges were not incurred. Further, because of the significant changes in our capital structure resulting from the Acquisition, including the post-Acquisition capitalization of our Program Participation Costs, we believe that the presentation of the adjustments relating to non-recurring inventory purchase accounting adjustments and capitalization of Program Participation Costs both enable our management and investors to assess the impact of the Acquisition on our operating performance and provides a consistent measure of our operating performance for periods subsequent to the Acquisition.

                                             Three Months Ended
                                         --------------------------
                                            June 30,     June 30,
                                             2005         2004
                                         ------------  ------------
                                                       (Predecessor)
Non-recurring salary and benefit
 expense                                 $         --  $  1,707,000
Program Participation Costs previously
 expensed                                          --     6,098,000
                                         ------------  ------------
                                         $         --  $  7,805,000
                                         ============  ============

                                              Six Months Ended
                                        ------------  ------------
                                          June 30,      June 30,
                                            2005          2004
                                        ------------  ------------
                                                      (Predecessor)
Inventory purchase accounting
 charge                                 $ 12,084,000  $         --
Non-recurring salary and benefit
 expense                                          --     3,428,000
Non-recurring non-cash income                     --      (592,000)
Program Participation Costs previously
  expensed                                        --    10,817,000
                                        ------------  ------------
                                        $ 12,084,000  $ 13,653,000
                                        ============  ============

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

Program Participation Costs. "Program Participation Costs" consist of incentives given to Original Equipment Aircraft Manufacturers ("OEMs") in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration ("FAA") certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, we do not receive revenue from the OEM, and do not generate profits until we sell replacement parts to the OEMs' customers and end-user aircraft operators.

The Predecessor consolidated financial statements utilize a different accounting treatment for Program Participation Costs than that used in the periods subsequent to the Acquisition. The Predecessor consolidated financial statements: (i) recognized the costs associated with discounted products and free products given to an OEM after completion of the FAA-certification process as an expense in cost of sales when the applicable original equipment was shipped; and (ii) capitalized the cash payments component of Program Participation Costs, which were then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense.

The consolidated financial statements for the three and six months ended June 30, 2005: (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A "sole source contract" is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from us; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require us to supply the OEM with all of the OEM's parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, we amortize all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and June 30, 2004

Our sales for the six months ended June 30, 2005 totaled $178,992,000, reflecting an increase of $12,252,000, compared with $166,740,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $9,622,000 and Engineered Fabrics of $2,630,000.

Commercial sales at Aircraft Braking Systems increased $4,610,000, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and DC-9, Fokker FO-100 and Embraer ERJ-170 programs, partially offset by the Boeing MD-80 and Bombardier CRJ-100/200 programs. General aviation sales increased $4,867,000, primarily on Gulfstream and Dassault aircraft. Military sales were level with the prior year with an increase in the Lockheed C-130, offset by a decrease in the Boeing B-1B program. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks, primarily for the Boeing CH-47 and F-15 and Northrop Grumman T-38 programs, partially offset by lower shipments on the F-18 program. In addition, sales increased due to higher shipments of oil containment booms and iceguards for the Sikorsky UH-60 program.

Our gross profit increased by $1,169,000 to $70,327,000, or 39.3% of sales for the six months ended June 30, 2005, compared with $69,158,000, or 41.5% of sales for the same period in the prior year. This increase was primarily attributable to lower expensed Program Participation Costs of $8,636,000 and the higher sales volume, partially offset by a $12,084,000 non-recurring charge included in cost of sales pertaining to an inventory purchase accounting adjustment (which represents the remaining balance of the fair value adjustment to inventory recorded in connection with the Acquisition) and higher depreciation of $1,668,000 relating to purchase accounting allocations.

The following table provides additional information detailing Program Participation Costs:

                                              Six Months Ended
                                       ---------------------------
                                          June 30,      June 30,
                                           2005           2004
                                       ------------   ------------
                                                      (Predecessor)
Gross Program Participation Costs      $ 18,931,000   $ 16,195,000
Amount capitalized during period        (12,562,000)            --
Amortization of Program Participation
 Costs                                    1,190,000             --
                                       ------------   ------------
Program Participation Costs expensed
 in period                             $  7,559,000   $ 16,195,000
                                       ============   ============

Aircraft Braking Systems' gross profit was $74,440,000, or 50.4% of sales (excluding $11,293,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the six months ended June 30, 2005, compared with $63,103,000, or 45.7% of sales for the same period in the prior year. Aircraft Braking Systems' gross margin increased primarily due to lower expensed investments, as discussed above and the overhead absorption effect relating to the higher sales, partially offset by higher depreciation expense, as discussed above. Engineered Fabrics' gross profit was $7,971,000, or 25.4% of sales (excluding $791,000, relating to its portion of the non-recurring inventory purchase accounting adjustment) for the six months ended June 30, 2005, compared with $6,055,000, or 21.1% of sales for the same period in the prior year. Engineered Fabrics' gross margin increased primarily due to the overhead absorption effect relating to the higher sales and a favorable mix of products sold.

Independent research and development costs increased by $621,000 for the six months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to higher costs on various development programs, partially offset by lower costs on the Dassault Falcon 7X program.

Selling, general and administrative expenses decreased by $558,000 during the six months ended June 30, 2005, as compared with the same period in the prior year. This decrease was primarily due to lower compensation costs, partially offset by costs associated with the implementation of our productivity enhancement program.

Amortization expense increased by $3,688,000 during the six months ended June 30, 2005, as compared with the same period in the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.

Our net interest expense increased $9,986,000 for the six months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to the increased debt and related debt issuance costs we incurred in connection with the Acquisition. The increase related to the amortization of debt issuance costs was $3,825,000 during the six months ended June 30, 2005, as compared with the same period in the prior year.

Our effective tax rate of 33.8% for the six months ended June 30, 2005 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 33.2% for the six months ended June 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and June 30, 2004

Our sales for the three months ended June 30, 2005 totaled $90,302,000, reflecting an increase of $6,711,000, compared with $83,591,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $4,575,000 and Engineered Fabrics of $2,136,000.

Commercial sales at Aircraft Braking Systems increased $1,720,000, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and Embraer ERJ-170 programs, partially offset by lower sales on the Bombardier CRJ-100/200 and the Boeing MD-90 programs. General aviation sales increased $2,933,000, primarily on Dassault and Gulfstream aircraft. Military sales were level with the prior year. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks, primarily for the Boeing CH-47 and F-15 and Northrop Grumman T-38 programs, partially offset by lower shipments on the F-18 program. In addition, sales increased due to higher shipments of oil containment booms.

Our gross profit increased by $8,042,000 to $42,103,000, or 46.6% of sales for the three months ended June 30, 2005, compared with $34,061,000, or 40.7% of sales for the same period in the prior year. This increase was primarily attributable to lower expensed Program Participation Costs of $4,876,000 and the higher sales volume, partially offset by higher depreciation of $834,000 relating to purchase accounting allocations.

The following table provides additional information detailing Program Participation Costs:

                                            Three Months Ended
                                       ---------------------------
                                         June 30,        June 30,
                                           2005           2004
                                       ------------   ------------
                                                      (Predecessor)
Gross Program Participation Costs      $  9,861,000   $  8,664,000
Amount capitalized during period         (6,704,000)            --
Amortization of Program Participation
 Costs                                      631,000             --
                                       ------------   ------------
Program Participation Costs expensed
 in period                             $  3,788,000   $  8,664,000
                                       ============   ============

Aircraft Braking Systems' gross profit was $38,441,000, or 52.1% of sales for the three months ended June 30, 2005, compared with $31,165,000, or 45.1% of sales for the same period in the prior year. Aircraft Braking Systems' gross margin increased primarily due to lower expensed investments, as discussed above and the overhead absorption effect relating to the higher sales, partially offset by higher depreciation expense, as discussed above. Engineered Fabrics' gross profit was $3,662,000, or 22.1% of sales for the three months ended June 30, 2005, compared with $2,896,000, or 20.1% of sales for the same period in the prior year. Engineered Fabrics' gross margin increased primarily due to the overhead absorption effect relating to the higher sales and a favorable mix of products sold.

Independent research and development costs increased by $415,000 for the three months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to higher costs on various development programs, partially offset by lower costs on the Dassault Falcon 7X program.

Selling, general and administrative expenses decreased by $689,000 during the three months ended June 30, 2005, as compared with the same period in the prior year. This decrease was primarily due to lower compensation costs, partially offset by costs associated with the implementation of our productivity enhancement program.

Amortization expense increased by $1,820,000 during the three months ended June 30, 2005, as compared with the same period in the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.

Our net interest expense increased by $5,010,000 for the three months ended June 30, 2005, as compared with the same period in the prior year. This increase was primarily due to the increased debt and related debt issuance costs we incurred in connection with the Acquisition. The increase related to the amortization of debt issuance costs was $1,593,000 during the three months ended June 30, 2005, as compared with the same period in the prior year.

Our effective tax rate of 33.8% for the three months ended June 30, 2005 differs from the statutory rate of 35% due to tax benefits derived from export sales. Our effective tax rate of 32.8% for the three months ended June 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $9.3 million at June 30, 2005, compared with $9.6 million at December 31, 2004. Our total debt was $771.6 million at June 30, 2005 and $790.6 million at December 31, 2004. We prepaid $19.0 million of long-term debt during the six months ended June 30, 2005. We had $48.0 million (which is net of letters of credit of $2.0 million) available to borrow under our $50 million revolving credit facility. In the past, the cash generated from operations has been sufficient to pay our indebtedness.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures, make program participation investments and to fund strategic acquisitions. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

The credit facility contains certain covenants and events of default, including limitations on additional indebtedness, liens, asset sales, making certain restricted payments, capital expenditures, creating guarantee obligations, material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at June 30, 2005.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, our contractual obligations have not materially changed from December 31, 2004.

Cash Flows

During the six months ended June 30, 2005, net cash provided by operating activities amounted to $21,801,000, compared with $21,017,000 for the same period in the prior year, an increase of $784,000. Our cash flow from operating activities increased from the prior year primarily due to the receipt of a $15,425,000 income tax refund relating to expenses incurred in connection with the Acquisition, lower upfront cash program participation payments and lower income tax payments, partially offset by the payment of the $14,682,000 note to the former K & F equityholders, a higher increase in inventory and higher interest payments.

During the six months ended June 30, 2005, net cash used in investing activities amounted to $3,129,000 versus $1,240,000 for the same period in the prior year, representing capital expenditures for both periods. This increase was due to expenditures related to our new carbon manufacturing facility in Danville, Kentucky.

During the six months ended June 30, 2005, net cash used in financing activities amounted to $18,980,000 versus $0 for the same period in the prior year, due to payments of $19,000,000 of long-term debt in 2005 versus no payments made during 2004.

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

We plan to adopt SFAS No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of SFAS 123-R are effective for us on January 1, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $315.6 million of total fixed rate debt and $456.0 million of variable rate debt outstanding at June 30, 2005. Borrowings under the new credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.0 million.

As a requirement of our new credit facility, we have entered into the following interest rate hedges:

- a 3 month LIBOR interest rate cap at 4.5% from December 2004 to December 2005 on $240 million of our term loans;

- a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million;

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.375%, beginning January 24, 2006. The notional amount of the swaps is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

We have no other derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                      K&F INDUSTRIES, INC.
                                      --------------------
                                           Registrant

                                  /s/ DIRKSON R. CHARLES
                                      ------------------
                                      Dirkson R. Charles
                                 Executive Vice President and
                                    Chief Financial Officer
                                              and
                                      Registrant's Authorized
                                             Officer

Dated: August 15, 2005