Form 10-Q/A
period 2005-06-30
K&F INDUSTRIES INC
filed 2005-11-14
CIK 851797

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission file number: 33-29035

                              K&F Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                             34-1614845
--------------------------------------------------------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

   50 Main Street, White Plains, New York                       10606
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

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                              EXPLANATORY PARAGRAPH

This form 10-Q/A for the quarterly period ended June 30, 2005 is being filed for the purpose of restating the Company's consolidated statement of cash flows for the six months ended June 30, 2005. In the six months ended June 30, 2005, an amount of $14,682,000 was previously included in "net cash provided by operating activities" and should have been included in "net cash used in investing activities" as it relates to the payment of deferred purchase price to K&F Industries, Inc.'s prior equityholders. This restatement does not affect the total net change in cash and cash equivalents for the six months ended June 30, 2005 and has no impact on the Company's consolidated financial position or results of operations. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in the accompanying Form 10-Q/A. See Note 16 in the notes to the condensed consolidated financial statements for further information relating to this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the original Form 10-Q.

                                      INDEX

                                                                                      Page
                                                                                      ----
Part I. Condensed Consolidated Financial Information

     Item 1.      Condensed Consolidated Financial Statements (Unaudited)

                  a)   Condensed Consolidated Balance Sheets as of June 30,
                       2005 and December 31, 2004                                      3

                  b)   Condensed Consolidated Statements of Operations for
                       the six months ended June 30, 2005 and 2004
                       (Predecessor)                                                   4

                  c)   Condensed Consolidated Statements of Operations for
                       the three months ended June 30, 2005 and 2004
                       (Predecessor)                                                   5

                  d)   Condensed Consolidated Statements of Cash Flows for
                       the six months ended June 30, 2005 and 2004
                       (Predecessor)                                                   6

                  e)   Notes to Condensed Consolidated Financial Statements            7

     Item 2.      Management's Discussion and Analysis of Financial condition
                  and Results of Operations                                            17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk           27

     Item 4.      Controls and Procedures                                              28

Part II. Other Information

     Item 6.      Exhibits                                                             29

Signatures                                                                             30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      K&F INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30,          December 31,
                                                                                  2005               2004
                                                                             ---------------    ---------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                  $     9,328,000    $     9,636,000
  Accounts receivable, net                                                        42,765,000         42,333,000
  Inventory                                                                       58,348,000         61,247,000
  Other current assets                                                             5,008,000          4,336,000
                                                                             ---------------    ---------------
Total current assets                                                             115,449,000        117,552,000
                                                                             ---------------    ---------------

Property, plant and equipment                                                    104,153,000        101,083,000
  Less, accumulated depreciation and amortization                                  6,583,000          1,491,000
                                                                             ---------------    ---------------
                                                                                  97,570,000         99,592,000
                                                                             ---------------    ---------------

Other long-term assets                                                                93,000            351,000
Debt issuance costs, net of amortization                                          24,025,000         28,768,000
Program participation costs, net of amortization                                  64,150,000         51,778,000
Intangible assets, net of amortization                                           189,168,000        195,196,000
Goodwill                                                                         856,668,000        856,668,000
                                                                             ---------------    ---------------
                                                                             $ 1,347,123,000    $ 1,349,905,000
                                                                             ===============    ===============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current Liabilities:
  Accounts payable, trade                                                    $    14,306,000    $    15,030,000
  Interest payable                                                                 4,902,000          3,505,000
  Note payable                                                                            --         14,682,000
  Income taxes payable                                                            18,680,000          3,714,000
  Other current liabilities                                                       44,913,000         46,420,000
                                                                             ---------------    ---------------
Total current liabilities                                                         82,801,000         83,351,000
                                                                             ---------------    ---------------

Pension liabilities                                                               50,248,000         48,248,000
Deferred income taxes                                                             24,354,000         19,541,000
Postretirement benefit obligation other
  than pensions                                                                   93,613,000         92,269,000
Other long-term liabilities                                                        5,128,000          5,180,000
Senior term loan                                                                 456,000,000        475,000,000
7 3/4% senior subordinated notes due 2014                                        315,000,000        315,000,000
9 5/8% senior subordinated notes due 2010                                            577,000            577,000

Stockholder's Equity:
  Preferred stock, $.01 par value - authorized, 0 shares and 9,250 shares;
     issued and outstanding, 0 shares and 9,250 shares                                    --                 --
  Common stock, $.01 par value - authorized, 1,000 shares; issued and
     outstanding, 1,000 shares                                                            --                 --
  Additional paid-in capital                                                     309,810,000        309,790,000
  Retained earnings                                                                9,673,000            880,000
  Accumulated other comprehensive (loss) income                                      (81,000)            69,000
                                                                             ---------------    ---------------
Total stockholder's equity                                                       319,402,000        310,739,000
                                                                             ---------------    ---------------
                                                                             $ 1,347,123,000    $ 1,349,905,000
                                                                             ===============    ===============

            See notes to condensed consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Six Months Ended
                                         ------------------------------
                                           June 30,          June 30,
                                             2005              2004
                                         -------------    -------------
                                                          (Predecessor)
Sales                                    $ 178,992,000    $ 166,740,000

Cost of sales (including inventory
  purchase accounting charges of
  $12,084,000 for the six months ended
  June 30, 2005)                           108,665,000       97,582,000
                                         -------------    -------------
Gross profit                                70,327,000       69,158,000

Independent research and development         7,586,000        6,965,000

Selling, general and administrative
  expenses                                  13,940,000       14,498,000

Amortization of intangible assets            6,028,000        2,340,000
                                         -------------    -------------
Operating income                            42,773,000       45,355,000

Interest and investment income                 151,000          220,000

Interest expense                           (29,641,000)     (19,724,000)
                                         -------------    -------------
Income before income taxes                  13,283,000       25,851,000

Income tax provision                        (4,490,000)      (8,592,000)
                                         -------------    -------------
Net income                               $   8,793,000    $  17,259,000
                                         =============    =============

            See notes to condensed consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended
                                       -----------------------------
                                         June 30,        June 30,
                                           2005            2004
                                       ------------    -------------
                                                       (Predecessor)
Sales                                  $ 90,302,000    $  83,591,000

Cost of sales                            48,199,000       49,530,000
                                       ------------    -------------
Gross profit                             42,103,000       34,061,000

Independent research and development      3,753,000        3,338,000

Selling, general and administrative
  expenses                                6,661,000        7,350,000

Amortization of intangible assets         3,014,000        1,194,000
                                       ------------    -------------
Operating income                         28,675,000       22,179,000

Interest and investment income               88,000          119,000

Interest expense                        (14,840,000)      (9,861,000)
                                       ------------    -------------
Income before income taxes               13,923,000       12,437,000

Income tax provision                     (4,706,000)      (4,082,000)
                                       ------------    -------------
Net income                             $  9,217,000    $   8,355,000
                                       ============    =============

            See notes to condensed consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                        ------------------------------
                                                                          June 30,         June 30,
                                                                           2005              2004
                                                                        -------------    -------------
                                                                        (As restated,
                                                                        see Note 16)     (Predecessor)
Cash flows from operating activities:
 Net income                                                             $   8,793,000    $  17,259,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                             5,151,000        3,542,000
   Amortization of program participation costs                              1,190,000               --
   Amortization of intangible assets                                        6,028,000        2,340,000
   Non-cash interest expense - amortization of
     debt issuance cost                                                     4,743,000          918,000
   Non-cash interest expense - change in fair
     market value of interest rate cap                                        264,000               --
   Non-recurring inventory purchase accounting
     charge                                                                12,084,000               --
   Deferred income taxes                                                    4,813,000        2,199,000
   Changes in assets and liabilities:
    Accounts receivable, net                                                 (500,000)         925,000
    Inventory                                                              (9,267,000)         (90,000)
    Other current assets                                                     (678,000)         847,000
    Program participation costs                                           (13,562,000)      (4,532,000)
    Accounts payable, interest payable and
      other current liabilities                                            14,132,000       (6,376,000)
    Postretirement benefit obligation other
     than pensions                                                          1,344,000         (151,000)
    Long-term liabilities                                                   1,948,000        4,136,000
                                                                        -------------    -------------
 Net cash provided by operating
   activities                                                              36,483,000       21,017,000
                                                                        -------------    -------------

Cash flows from investing activities:
 Payment of deferred purchase price                                       (14,682,000)              --
 Capital expenditures                                                      (3,129,000)      (1,240,000)
                                                                        -------------    -------------
 Net cash used in investing activities                                    (17,811,000)      (1,240,000)
                                                                        -------------    -------------

Cash flows from financing activities:
 Equity contributions                                                          20,000               --
 Payments of long-term debt                                               (19,000,000)              --
                                                                        -------------    -------------
 Net cash used in financing activities                                    (18,980,000)              --
                                                                        -------------    -------------

 Net (decrease) increase in cash and cash
   equivalents                                                               (308,000)      19,777,000
Cash and cash equivalents, beginning of
 period                                                                     9,636,000       24,464,000
                                                                        -------------    -------------

Cash and cash equivalents, end of period                                $   9,328,000    $  44,241,000
                                                                        =============    =============

Supplemental cash flow information:
 Interest paid during period                                            $  23,237,000    $  18,806,000
                                                                        =============    =============

 Income taxes paid during the period                                    $     167,000    $   4,379,000
                                                                        =============    =============

            See notes to condensed consolidated financial statements.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Acquisition

On November 18, 2004, K&F Industries Holdings, Inc. ("K&F Parent"), an affiliate of Aurora Capital Group, acquired K&F in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million) (the "Acquisition"). The former K&F equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F's then existing indebtedness and the related fees and expenses of K&F and certain of its stockholders, with the balance paid to former equityholders of K&F. In addition, K&F Parent issued a note, in the amount of $14.7 million, payable for the benefit of the prior K&F equityholders, for the estimated tax benefits to be received by K&F due to the payments of fees and premiums in connection with the tender offers for K&F's prior senior subordinated notes. The Acquisition was financed with an offering by K&F of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F of $480.0 million under a new $530 million senior secured credit facility and $309.8 million in equity investments from K&F Parent. K&F Parent contributed the $309.8 million of equity to its wholly-owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, Inc., prior to the merger of K&F Acquisition, Inc. with and into K&F.

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

The following table summarizes the fair values assigned to K&F's assets acquired and liabilities assumed in connection with the Acquisition on November 18, 2004:

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
                                         ==============

2. Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statement of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K.

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

5. Accounts Receivable are summarized as follows:

                                     June 30,      December 31,
                                       2005            2004
                                   ------------    ------------
Accounts receivable, principally
  from commercial customers        $ 39,766,000    $ 35,885,000

Accounts receivable, on U.S.
  Government and other long-term
  contracts                           4,212,000       7,684,000

Allowances                           (1,213,000)     (1,236,000)
                                   ------------    ------------

                                   $ 42,765,000    $ 42,333,000
                                   ============    ============

6. Inventory consists of the following:

                                      June 30,    December 31,
                                        2005          2004
                                    -----------   ------------
Raw materials and work-in-process   $31,564,000   $ 35,356,000

Finished goods                       13,483,000     16,017,000

Inventoried costs related to U.S.
  Government and other long-term
  contracts                          13,301,000      9,874,000
                                    -----------   ------------

                                    $58,348,000   $ 61,247,000
                                    ===========   ============

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

7.    Other current liabilities consist of the following:

                                            June 30,    December 31,
                                             2005           2004
                                          -----------   ------------
Accrued payroll costs                     $12,674,000   $ 15,919,000
Accrued property and other taxes            3,156,000      2,197,000
Accrued costs on long-term contracts        4,907,000      2,639,000
Accrued warranty costs                     13,131,000     12,261,000
Customer credits                            4,241,000      5,402,000
Postretirement benefit obligation other
  than pensions                             4,000,000      4,000,000
Other                                       2,804,000      4,002,000
                                          -----------   ------------

                                          $44,913,000   $ 46,420,000
                                          ===========   ============

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

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                               Three Months Ended
                                           ----------------------------
                                             June 30,        June 30,
                                               2005            2004
                                           -----------    -------------
                                                          (Predecessor)
Reported net income                        $ 9,217,000    $   8,355,000
Deduct: Total stock-based employee and
  director compensation expense
  determined under fair value method for
  all awards, net of related tax effects      (128,000)              --
                                           -----------    -------------
Pro forma net income                       $ 9,089,000    $   8,355,000
                                           ===========    =============

                                                Six Months Ended
                                           ----------------------------
                                             June 30,        June 30,
                                               2005            2004
                                           -----------    -------------
                                                          (Predecessor)
Reported net income                        $ 8,793,000    $  17,259,000
Deduct: Total stock-based employee and
  director compensation expense
  determined under fair value method for
  all awards, net of related tax effects      (256,000)              --
                                           -----------    -------------
Pro forma net income                       $ 8,537,000    $  17,259,000
                                           ===========    =============

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

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   Contingencies

      There are various lawsuits and claims pending against the Company incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company's management, the ultimate settlement, if any, will not have a material adverse effect on the Company's consolidated financial statements.

11.   Comprehensive Income

                                             Three Months Ended
                                         ----------------------------
                                           June 30,       June 30,
                                             2005           2004
                                         -----------    -------------
                                                        (Predecessor)
Net income                               $ 9,217,000    $   8,355,000

Other comprehensive (loss) income:

    Cumulative translation adjustments      (118,000)         (31,000)
                                         -----------    -------------

Comprehensive income                     $ 9,099,000    $   8,324,000
                                         ===========    =============

                                               Six Months Ended
                                         ----------------------------
                                           June 30,       June 30,
                                             2005           2004
                                         -----------    -------------
                                                        (Predecessor)
Net income                               $ 8,793,000    $  17,259,000

Other comprehensive (loss) income:

    Cumulative translation adjustments      (150,000)          62,000
                                         -----------    -------------

Comprehensive income                     $ 8,643,000    $  17,321,000
                                         ===========    =============

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.   Segments

      The following represents financial information about the Company's segments:

                                       Three Months Ended
                                   -----------------------------
                                     June 30,        June 30,
                                       2005            2004
                                   ------------    -------------
                                                   (Predecessor)
Sales:
    Aircraft Braking Systems       $ 73,737,000    $  69,162,000
    Engineered Fabrics               16,565,000       14,429,000
                                   ------------    -------------
                                   $ 90,302,000    $  83,591,000

Operating Profit:
    Aircraft Braking Systems       $ 27,035,000    $  19,937,000
    Engineered Fabrics                1,640,000        2,242,000
                                   ------------    -------------
      Operating income               28,675,000       22,179,000
    Interest expense, net           (14,752,000)      (9,742,000)
                                   ------------    -------------
      Income before income taxes   $ 13,923,000    $  12,437,000
                                   ============    =============

                                          Six Months Ended
                                   ------------------------------
                                      June 30,         June 30,
                                        2005             2004
                                   -------------    -------------
                                                    (Predecessor)
Sales:
    Aircraft Braking Systems       $ 147,661,000    $ 138,039,000
    Engineered Fabrics                31,331,000       28,701,000
                                   -------------    -------------
                                   $ 178,992,000    $ 166,740,000
                                   =============    =============

Operating Profit:
    Aircraft Braking Systems       $  40,730,000    $  40,898,000
    Engineered Fabrics                 2,043,000        4,457,000
                                   -------------    -------------
      Operating income                42,773,000       45,355,000
    Interest expense, net            (29,490,000)     (19,504,000)
                                   -------------    -------------
      Income before income taxes   $  13,283,000    $  25,851,000
                                   =============    =============

                                           June 30,       December 31,
                                             2005             2004
                                        --------------   --------------
Total Assets:
    Aircraft Braking Systems            $1,183,336,000   $1,183,123,000
    Engineered Fabrics                     134,005,000      133,750,000
    Debt issuance costs not allocated
         to segments                        24,025,000       28,768,000
    Corporate assets                         5,757,000        4,264,000
                                        --------------   --------------
                                        $1,347,123,000   $1,349,905,000
                                        ==============   ==============

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.   Product Warranties

      Estimated costs of product warranty are accrued when individual claims arise with respect to a product. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty for the six months ended June 30, 2005 is as follows:

Balance at December 31, 2004   $ 12,858,000
Current provisions                3,981,000
Expenditures                     (3,111,000)
                               ------------
Balance at June 30,2005        $ 13,728,000
                               ============

      The current and long-term portions of product warranties are as follows:

                               June 30,     December 31,
                                 2005           2004
                              -----------   ------------
Current liabilities           $13,131,000   $ 12,261,000
Long-term liabilities             597,000        597,000
                              -----------   ------------
Total                         $13,728,000   $ 12,858,000
                              ===========   ============

14.   Employee Benefit Plans

      The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

                                               Pension Benefits
                        ------------------------------------------------------------
                             Three Months Ended               Six Months Ended
                                  June 30,                       June 30,
                        ----------------------------    ----------------------------
                           2005             2004            2005           2004
                        -----------    -------------    -----------    -------------
                                       (Predecessor)                   (Predecessor)
Service cost            $   836,000    $   1,080,000    $ 2,061,000    $   2,160,000
Interest cost             2,192,000        2,102,000      4,385,000        4,204,000
Expected return on
  plan assets            (2,228,000)      (2,267,000)    (4,446,000)      (4,534,000)
Amortization of prior
  service cost                   --           98,000             --          196,000
Recognized actuarial
  loss                           --          990,000             --        1,980,000
                        -----------    -------------    -----------    -------------
Net periodic benefit
  cost                  $   800,000    $   2,003,000    $ 2,000,000    $   4,006,000
                        ===========    =============    ===========    =============

                      K&F INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                       Postretirement Benefits
                        ------------------------------------------------------------
                             Three Months Ended               Six Months Ended
                                  June 30,                        June 30,
                        ----------------------------    ----------------------------
                           2005            2004            2005            2004
                        -----------    -------------    -----------    -------------
                                       (Predecessor)                   (Predecessor)
Service cost            $   478,000    $     473,000    $   956,000    $     946,000
Interest cost             1,396,000        1,574,000      2,792,000        3,148,000
Expected return on
 plan assets                     --               --             --               --
Amortization of prior
  service cost                   --       (1,305,000)            --       (2,610,000)
Recognized actuarial
  loss                           --          586,000             --        1,172,000
                        -----------    -------------    -----------    -------------
Net periodic benefit
  cost                  $ 1,874,000    $   1,328,000    $ 3,748,000    $   2,656,000
                        ===========    =============    ===========    =============

      The Company did not make any contributions to its pension plans during the first six months of 2005 and will not make any during the remainder of 2005.

15.   Subsequent Event

      K&F amended its Management Services Agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee, payable over the term of the Management Services Agreement for a $5.0 million termination fee. K&F made this payment on August 12, 2005 and will record this as a charge to its third quarter 2005 earnings.

16.   Restatement

      Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended June 30, 2005, management determined that the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2005 should be restated. In the six months ended June 30,2005, an amount of $14,682,0000 was previously included in "net cash provided by operating activities" and should have been included in "net cash used in investing activities" as it relates to the payment of deferred purchase price to K&F's prior equityholders.

      A summary of the effect of the restatement on the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2005 is as follows:

                                              For the Six Months
                                              Ended June 30, 2005
                                         -----------------------------
                                         As Previously
                                            Reported      As Restated
                                         -------------    ------------
Cash Flows from Operating Activities:
 Payment of deferred purchase price      $ (14,682,000)   $         --
 Net cash provided by operating
   activities                               21,801,000      36,483,000

Cash Flows from Investing Activities:
 Payment of deferred purchase price                 --     (14,682,000)
 Net cash used in investing activities      (3,129,000)    (17,811,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Restatement

The discussion of cash flows in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2005 has been restated. In the six months ended June 30, 2005, an amount of $14,682,000 was previously included "net cash provided by operating activities" and should have been included in "net cash used in investing activities" as it relates to the payment of deferred purchase price to K&F Industries, Inc.'s prior equityholders. This restatement does not affect the total net change in cash and cash equivalents for the six months ended June 30, 2005 and has no impact on the Company's consolidated financial position or results of operations.

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

The Acquisition

On November 18, 2004, K&F Industries Holdings, Inc., or "K&F Parent", an affiliate of Aurora Capital Group, acquired K&F in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). The former K&F equityholders retained $77.2 million of cash on hand at the acquisition date. The cash consideration was used to repay substantially all of K&F's then existing indebtedness and the related fees and expenses of K&F and certain of its stockholders, with the balance paid to the former equityholders. In addition, K&F Parent issued a note in the amount of $14.7 million, payable for the benefit of the prior K&F equityholders, for the estimated tax benefits to be received by K&F due to the payments of fees and premiums in connection with the tender offers for our prior senior subordinated notes. We refer to this as the "Acquisition".

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

The following is a reconciliation of net income to EBITDA:

                                              Three Months Ended
                                          ---------------------------
                                            June 30,      June 30,
                                             2005           2004
                                          -----------   -------------
                                                        (Predecessor)
Net income                                $ 9,217,000   $   8,355,000
Adjustments:
  Depreciation and amortization expense     6,236,000       3,006,000
  Interest expense, net                    14,752,000       9,742,000
  Income tax provision                      4,706,000       4,082,000
                                          -----------   -------------
EBITDA                                    $34,911,000   $  25,185,000
                                          ===========   =============

                                               Six Months Ended
                                          ---------------------------
                                           June 30,        June 30,
                                             2005           2004
                                          -----------   -------------
                                                        (Predecessor)
Net income                                $ 8,793,000   $  17,259,000
Adjustments:
  Depreciation and amortization expense    12,369,000       5,882,000
  Interest expense, net                    29,490,000      19,504,000
  Income tax provision                      4,490,000       8,592,000
                                          -----------   -------------
EBITDA                                    $55,142,000   $  51,237,000
                                          ===========   =============

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

                                            Three Months Ended
                                         ------------------------
                                         June 30,     June 30,
                                           2005         2004
                                         --------   -------------
                                                    (Predecessor)
Non-recurring salary and benefit
  expense                                $     --    $ 1,707,000
Program Participation Costs previously
  expensed                                     --      6,098,000
                                         --------    -----------
                                         $     --    $ 7,805,000
                                         ========    ===========

                                              Six Months Ended
                                         ----------------------------
                                           June 30,       June 30,
                                             2005          2004
                                         ------------   -------------
                                                        (Predecessor)
Inventory purchase accounting
  charge                                 $ 12,084,000   $          --
Non-recurring salary and benefit
  expense                                          --       3,428,000
Non-recurring non-cash income                      --        (592,000)
Program Participation Costs previously
  expensed                                         --      10,817,000
                                         ------------   -------------
                                         $ 12,084,000   $  13,653,000
                                         ============   =============

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

The following table provides additional information detailing Program Participation Costs:

                                              Six Months Ended
                                        -----------------------------
                                          June 30,        June 30,
                                            2005            2004
                                        ------------    -------------
                                                        (Predecessor)
Gross Program Participation Costs       $ 18,931,000    $  16,195,000
Amount capitalized during period         (12,562,000)              --
Amortization of Program Participation
  Costs                                    1,190,000               --
                                        ------------    -------------
Program Participation Costs expensed
  in period                             $  7,559,000    $  16,195,000
                                        ============    =============

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

The following table provides additional information detailing Program Participation Costs:

                                            Three Months Ended
                                        ----------------------------
                                         June 30,         June 30,
                                           2005             2004
                                        -----------    -------------
                                                       (Predecessor)
Gross Program Participation Costs       $ 9,861,000    $   8,664,000
Amount capitalized during period         (6,704,000)              --
Amortization of Program Participation
  Costs                                     631,000               --
                                        -----------    -------------
Program Participation Costs expensed
  in period                             $ 3,788,000    $   8,664,000
                                        ===========    =============

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

Cash Flows

During the six months ended June 30, 2005, net cash provided by operating activities amounted to $36,483,000, compared with $21,017,000 for the same period in the prior year, an increase of $15,466,000. Our cash flows from operating activities increased from the prior year primarily due to the receipt of a $15,425,000 income tax refund relating to expenses incurred in connection with the Acquisition, lower upfront cash program participation payments and lower income tax payments, partially offset by a higher increase in inventory and higher interest payments.

During the six months ended June 30, 2005, net cash used in investing activities amounted to $17,811,000 versus $1,240,000 for the same period in the prior year, an increase of $16,571,000. This increase was due to the payment of $14,682,000 of deferred purchase price to the former K&F equityholders and higher capital expenditures of $1,889,000 relating to our new carbon manufacturing facility in Danville, Kentucky.

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

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swaps is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

- a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.506%, beginning January 24, 2006. The notional amount of the swaps is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

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

Dated: November 11, 2005