Form 10-Q/A
period 2005-09-30
K&F INDUSTRIES INC
filed 2006-03-16
CIK 851797

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

K&F INDUSTRIES, INC. AND SUBSIDIARIES
September 30, 2005 Quarterly Report on Amendment No. 1 On Form 10-Q/A
EXPLANATORY PARAGRAPH
     This Form 10-Q/A for the quarterly period ended September 30, 2005 is being filed for the purpose of restating the Company’s condensed consolidated balance sheet at September 30, 2005, the condensed consolidated statements of operations for the three and the nine months ended September 30, 2005 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2005. Subsequent to the issuance of our consolidated financial statements for the nine months ended September 30, 2005, management determined that certain pre-acquisition income tax reserves which were no longer required, were incorrectly reversed in the condensed consolidated statement of operations by a reduction of the income tax provision for the three and the nine months ended September 30, 2005. Emerging Issues Task Force Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination requires that the adjustment of estimates of pre-acquisition income tax reserves should be reported as an adjustment of goodwill when such contingencies are resolved. In addition to the foregoing, the Company made changes to the condensed consolidated balance sheet at September 30, 2005 to correct the classification of deferred taxes and the amount of pre-acquisition income tax reserves. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Amendment No. 1 on Form 10-Q/A. See Note 16 in the notes to the condensed consolidated financial statements for further information relating to this restatement. In connection with this restatement, management has revised its assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2005 as discussed in Item 4. In addition, we have made other immaterial revisions to this document. This Amendment No. 1 on Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
K&F INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
	(As Restated See Note 16)
ASSETS:
Current Assets:
Cash and cash equivalents	$21,590,000	$9,636,000
Accounts receivable, net	50,969,000	42,333,000
Inventory	59,367,000	61,247,000
Deferred income taxes and other current assets	21,248,000	4,336,000

Total current assets	153,174,000	117,552,000

Property, plant and equipment	104,444,000	101,083,000
Less, accumulated depreciation and amortization	8,222,000	1,491,000

	96,222,000	99,592,000

Other long-term assets	93,000	351,000
Debt issuance costs, net of amortization	23,118,000	28,768,000
Program participation costs, net of amortization	69,610,000	51,778,000
Intangible assets, net of amortization	186,153,000	195,196,000
Goodwill	846,554,000	856,668,000

	$1,374,924,000	$1,349,905,000

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current Liabilities:
Accounts payable, trade	$15,806,000	$15,030,000
Interest payable	11,035,000	3,505,000
Note payable	—	14,682,000
Income taxes payable	7,931,000	3,714,000
Other current liabilities	46,090,000	46,420,000

Total current liabilities	80,862,000	83,351,000

Pension liabilities	51,048,000	48,248,000
Deferred income tax liabilities	42,866,000	19,541,000
Postretirement benefit obligation other than pensions	93,936,000	92,269,000
Other long-term liabilities	5,431,000	5,180,000
Senior term loan	456,000,000	475,000,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	577,000	577,000

Stockholder’s Equity:
Preferred stock, $.01 par value — authorized, 0 shares at September 30, 2005 and 9,250 shares at December 31, 2004; issued and outstanding, 0 shares at September 30, 2005 and 9,250 shares at December 31, 2004	—	—
Common stock, $.01 par value — authorized, 1,000 shares; issued and outstanding, 1,000 shares	—	—
Additional paid-in capital	309,810,000	309,790,000
Retained earnings	19,511,000	880,000
Accumulated other comprehensive (loss) income	(117,000)	69,000

Total stockholder’s equity	329,204,000	310,739,000

	$1,374,924,000	$1,349,905,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(As Restated See Note 16)	(Predecessor)
Sales	$278,982,000	$257,497,000
Cost of sales (including inventory purchase accounting charges of $12,084,000 for the nine months ended September 30, 2005)	160,114,000	147,863,000

Gross profit	118,868,000	109,634,000
Independent research and development	11,490,000	10,226,000
Selling, general and administrative expenses	26,937,000	23,364,000
Amortization of intangible assets	9,043,000	3,552,000

Operating income	71,398,000	72,492,000
Interest and investment income	256,000	393,000
Interest expense	(43,738,000)	(29,588,000)

Income before income taxes	27,916,000	43,297,000
Income tax provision	(9,285,000)	(10,647,000)

Net income	$18,631,000	$32,650,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2005	2004
	(As Restated See Note 16)	(Predecessor)
Sales	$99,990,000	$90,757,000
Cost of sales	51,450,000	50,101,000

Gross profit	48,540,000	40,656,000
Independent research and development	3,904,000	3,441,000
Selling, general and administrative expenses	12,996,000	8,866,000
Amortization of intangible assets	3,015,000	1,212,000

Operating income	28,625,000	27,137,000
Interest and investment income	105,000	173,000
Interest expense	(14,097,000)	(9,864,000)

Income before income taxes	14,633,000	17,446,000
Income tax provision	(4,795,000)	(2,371,000)

Net income	$9,838,000	$15,075,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(As Restated See Note 16)	(Predecessor)
Cash flows from operating activities:
Net income	$18,631,000	$32,650,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,545,000	5,322,000
Amortization of program participation costs	1,886,000	—
Amortization of intangible assets	9,043,000	3,552,000
Non-cash interest expense — amortization of debt issuance cost	5,650,000	1,377,000
Non-cash interest expense — change in fair market value of interest rate cap	272,000	—
Non-recurring inventory purchase accounting charge	12,084,000	—
Deferred income taxes	8,618,000	1,323,000
Changes in assets and liabilities:
Accounts receivable, net	(8,720,000)	(544,000)
Inventory	(10,306,000)	(1,348,000)
Other current assets	(1,499,000)	1,509,000
Program participation costs	(19,718,000)	(6,282,000)
Accounts payable, interest payable and other current liabilities	23,726,000	4,462,000
Postretirement benefit obligation other than pensions	1,667,000	(597,000)
Long-term liabilities	3,051,000	6,144,000

Net cash provided by operating activities	51,930,000	47,568,000

Cash flows from investing activities:
Payment of deferred purchase price	(14,682,000)	—
Capital expenditures	(6,314,000)	(2,071,000)

Net cash used in investing activities	(20,996,000)	(2,071,000)

Cash flows from financing activities:
Equity contributions	20,000	—
Payments of long-term debt	(19,000,000)	—

Net cash used in financing activities	(18,980,000)	—

Net increase in cash and cash equivalents	11,954,000	45,497,000
Cash and cash equivalents, beginning of period	9,636,000	24,464,000

Cash and cash equivalents, end of period	$21,590,000	$69,961,000

Supplemental cash flow information:
Interest paid during period	$30,286,000	$18,842,000

Income taxes paid during the period	$167,000	$6,419,000

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
The condensed consolidated financial statements include the accounts of K&F and its subsidiaries. All significant intercompany accounts and transactions between these entities have been eliminated.
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

Goodwill allocated to the Company’s reporting units, Aircraft Braking Systems and Engineered Fabrics, was $770.4 million and $76.2 million, respectively, at September 30, 2005 and $779.3 million and $77.4 million, respectively, at December 31, 2004. The decrease in goodwill primarily relates to the reversal and reclassification of pre-acquisition income tax reserves. See Note 16.
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
2. Unaudited Condensed Consolidated Interim Financial Statements
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
Since the date of the Acquisition (see Note 1), the accompanying condensed consolidated financial statements include fair value adjustments to assets and liabilities including inventory, goodwill, other intangible assets, program participation costs, property, plant and equipment and the subsequent impact on cost of sales, amortization and depreciation expenses. Accordingly, all references in the condensed consolidated financial statements and the accompanying notes to events or activities which occurred prior to the completion of the Acquisition relate to K&F as the predecessor company and are labeled as “Predecessor”.
3. Program Participation Costs
“Program Participation Costs” consist of incentives given to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their sole source selection of the Company’s products for installation on aircraft. Prior to the completion of the Federal Aviation Administration (“FAA”) certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product and are expensed prior to the completion of the FAA-certification process. In most cases, the Company does not receive revenue from the OEM, and does not generate profits until it sells replacement parts to the OEMs’ customers and end-user aircraft operators.
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
The condensed consolidated financial statements for the three and nine months ended September 30, 2005: (i) expense all three components of Program Participation

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid; and (ii) capitalize Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM: (i) agrees to purchase parts for newly-produced aircraft exclusively from the Company; and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require the Company to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, the Company amortizes all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.
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
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. The adoption of SFAS No. 153 did not have a significant impact on the results of operations or equity of the Company.

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 is not expected to have a significant impact on the results of operations or equity of the Company.
In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on the results of operations or equity of the Company.
In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on the results of operations or equity of the Company.
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

In 2005, K&F Holdings established and amended a stock option plan, covering an aggregate of 2,500,000 authorized but unissued shares of common stock, for the benefit of, and to incentivize, officers, directors, employees and certain other persons of K&F Holdings and its subsidiaries. In 2005, K&F Holdings issued options to purchase its stock to certain of K&F’s officers, directors and employees to purchase an aggregate of 1,351,583 shares of common stock, at an exercise price of $5.22 per share (adjusted pursuant to anti-dilution provisions contained in the stock option agreements which were triggered by a special cash and stock dividend issued to holders of K&F Holdings stock prior to an initial public offering of K&F Holdings stock). All options were issued at the estimated fair value at the date of grant. The options vest at the rate of 20% per year.

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

The following tables detail the effect on net income had compensation expense for the stock option plan been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-based Compensation”, as amended:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Reported net income	$9,838,000	$15,075,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(148,000)	—

Pro forma net income	$9,690,000	$15,075,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Reported net income	$18,631,000	$32,650,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(418,000)	—

Pro forma net income	$18,213,000	$32,650,000

There were no stock options granted during the three and nine months ended September 30, 2004 (Predecessor). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results.

The weighted average fair value of K&F Holdings stock options granted during the nine months ended September 30, 2005 was $2.25 per stock option, estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: expected volatility of 33% (represents an average of the three-year trailing volatility of publicly traded companies in the Company’s peer group); risk-free interest rate of 3.97% (represents the rate available on U.S. government bonds at the grant date); and expected lives of option grants of seven years.

9.	Income Taxes
     The Company’s provision for income taxes consists of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(Predecessor)		(Predecessor)

Current domestic (provision)	$(793,000)	$(3,036,000)	$(458,000)	$(8,709,000)
Foreign benefit (provision)	(197,000)	106,000	(209,000)	(615,000)
Deferred tax benefit (provision)	(3,805,000)	559,000	(8,618,000)	(1,323,000)

Income tax (provision)	$(4,795,000)	$(2,371,000)	$(9,285,000)	$(10,647,000)

     The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(Predecessor)		(Predecessor)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State tax	1.4	2.2	1.9	2.7
Change in state tax rate	(5.9)	—	(3.1)	—
Tax reserves	11.1	(19.7)	5.8	(7.9)
Extraterritorial income exclusion benefit	(3.3)	(4.3)	(5.3)	(4.4)
Foreign taxes and other	(5.5)	0.4	(1.0)	(0.8)

Effective income tax rate	32.8%	13.6%	33.3%	24.6%

     The components of the net deferred tax liability are as follows:

	September 30,	December 31,
	2005	2004

Deferred tax assets:
Federal and state net operating loss carryforwards	$1,636,000	$11,385,000
Tax credit carryforwards	6,837,000	6,182,000
Postretirement and other employee benefits	60,720,000	63,623,000
Warranty	4,603,000	4,937,000
Other	3,529,000	3,777,000

	77,325,000	89,904,000
Deferred tax liabilities
Intangibles	60,813,000	70,036,000
Program participation costs	24,558,000	19,861,000
Depreciation	17,927,000	19,507,000
Other	1,466,000	41,000

	104,764,000	109,445,000

Net deferred tax liability	$27,439,000	$19,541,000

10.	Contingencies

There are various lawsuits and claims pending against the Company which are incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate settlement, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.	Comprehensive Income

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$9,838,000	$15,075,000
Other comprehensive (loss) income:
Cumulative translation adjustments	(36,000)	(9,000)

Comprehensive income	$9,802,000	$15,066,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$18,631,000	$32,650,000
Other comprehensive (loss) income:
Cumulative translation adjustments	(186,000)	53,000

Comprehensive income	$18,445,000	$32,703,000

12.	Segments

The following tables represent financial information about the Company’s segments:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales:
Aircraft Braking Systems	$84,022,000	$75,166,000
Engineered Fabrics	15,968,000	15,591,000

	$99,990,000	$90,757,000

Operating Profit:
Aircraft Braking Systems	$27,091,000	$24,738,000
Engineered Fabrics	1,534,000	2,399,000

Operating income	28,625,000	27,137,000
Interest expense, net of interest income	(13,992,000)	(9,691,000)

Income before income taxes	$14,633,000	$17,446,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Sales:
Aircraft Braking Systems	$231,683,000	$213,205,000
Engineered Fabrics	47,299,000	44,292,000

	$278,982,000	$257,497,000

Operating Profit:
Aircraft Braking Systems	$67,821,000	$65,360,000
Engineered Fabrics	3,577,000	7,132,000

Operating income	71,398,000	72,492,000
Interest expense, net of interest income	(43,482,000)	(29,195,000)

Income before income taxes	$27,916,000	$43,297,000

	September 30,	December 31,
	2005	2004
Total Assets:
Aircraft Braking Systems	$1,211,351,000	$1,183,123,000
Engineered Fabrics	134,522,000	133,750,000
Debt issuance costs not allocated to segments	23,118,000	28,768,000
Corporate assets	5,933,000	4,264,000

	$1,374,924,000	$1,349,905,000

13.	Product Warranties

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

On October 17, 2005, the Company amended its existing credit facility to provide for more favorable borrowing costs. The amendment reduces the interest rate across the entire pricing grid of the Company’s term loans by 25 basis points resulting in an expected annual reduction in interest expense of approximately $1.0 million, based on the Company’s $456.0 million of term loans currently outstanding.
16.	Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2005, management determined that certain pre-acquisition income tax reserves which were no longer required, were incorrectly reversed in the condensed consolidated statement of operations by a reduction of the income tax provision for the three and the nine months ended September 30, 2005. Emerging Issues Task Force Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination requires that the adjustment of estimates of pre-acquisition tax reserves should be reported as an adjustment of goodwill when such contingencies are resolved. In addition to the foregoing, the Company made changes to the condensed consolidated balance sheet at September 30, 2005 to correct the classification of deferred taxes and the amount of pre-acquisition income tax reserves. As a result, the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 have been restated from the amounts previously reported.
       A summary of the significant effects of the restatement is as follows (Dollars in thousands, except per share data):

	As Previously
	Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet—September 30, 2005:
Deferred income taxes and other current assets	$—	$21,248	$21,248
Other current assets	5,821	(5,821)	—
Total current assets	137,747	15,427	153,174
Goodwill	858,807	(12,253)	846,554
Total assets	1,371,750	3,174	1,374,924
Income taxes payable	14,692	(6,761)	7,931
Deferred income tax liabilities	29,247	13,619	42,866
Retained earnings	23,195	(3,684)	19,511
Total stockholder’s equity	332,888	(3,684)	329,204

Condensed Consolidated Statement of Operations—Three months ended September 30, 2005
Income tax provision	(1,111)	(3,684)	(4,795)
Net income	13,522	(3,684)	9,838

Condensed Consolidated Statement of Operations—Nine months ended September 30, 2005
Income tax provision	(5,601)	(3,684)	(9,285)
Net income	22,315	(3,684)	18,631

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 16 to the condensed consolidated financial statements.
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
The following is a reconciliation of net income to EBITDA:

	Three Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$9,838,000	$15,075,000
Adjustments:
Depreciation and amortization expense	6,105,000	2,992,000
Interest expense, net of interest income	13,992,000	9,691,000
Income tax provision	4,795,000	2,371,000

EBITDA	$34,730,000	$30,129,000

	Nine Months Ended
	September 30,	September 30,
	2005	2004
		(Predecessor)
Net income	$18,631,000	$32,650,000
Adjustments:
Depreciation and amortization expense	18,474,000	8,874,000
Interest expense, net of interest income	43,482,000	29,195,000
Income tax provision	9,285,000	10,647,000

EBITDA	$89,872,000	$81,366,000

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

Our effective tax rate of 33.3% for the nine months ended September 30, 2005 differs from the statutory rate of 35% due to tax benefits derived from export sales and a reduction in our effective state tax rate, partially offset by a net increase in our tax reserves. Our effective tax rate of 24.6% for the nine months ended September 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserves no longer needed.
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
Our effective tax rate of 32.8% for the three months ended September 30, 2005 differs from the statutory rate of 35% due to tax benefits derived from export sales and a reduction in our effective state tax rate, partially offset by a net increase in our tax reserves. Our effective tax rate of 13.6% for the three months ended September 30, 2004 differs from the statutory rate of 35% due to tax benefits derived from export sales and the reversal of prior years’ tax reserves no longer needed.
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
Current Accounting Pronouncements
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
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. The adoption of SFAS No. 153 did not have a significant impact on our results of operations or equity.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 is not expected to have a significant impact on our results of operations or equity.
In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations or equity.
In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations or equity.
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
Item 4. Controls and Procedures
      Evaluation of Disclosure Controls and Procedures-We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer originally concluded, as reflected in our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2005, that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
In February 2006, in connection with the preparation of our annual financial statements, our Chief Executive Officer and our Chief Financial Officer concluded that there were inadequate resources in the tax department and a lack of appropriate technical training of such resources in matters relating to accounting and reporting for income taxes.
As a result, the Chief Executive Officer and Chief Financial Officer instituted enhanced procedures which are designed to remediate this condition. Such procedures consisted of the following:
•	We engaged an outside accounting and tax consulting firm to assist management in our review of accounting and reporting for income taxes, both quarterly and at year-end, and

•	We are considering enhanced training of our personnel in the income tax function.
As a result of the implementation of these procedures, we identified a need to restate the financial statements included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005. Such restatement is discussed in Note 16 of the notes to the condensed consolidated financial statements. As a result of the restatement, our Chief Executive Officer and our Chief Financial Officer re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2005 and concluded that they were not effective.
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
Dirkson R. Charles
Executive Vice President and Chief Financial Officer and Registrant’s Authorized Officer
Dated: March 16, 2006