Form 10-Q
period 2006-03-31
K&F INDUSTRIES INC
filed 2006-05-11
CIK 851797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-29035

K&F Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	34-1614845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Main Street, White Plains, New York (Address of principal executive offices)	10606 (Zip Code)

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

As of May 10, 2006, there were 1,000 shares of common stock outstanding, par value $.01 per share. All of the common stock is held by K&F Intermediate Holdco, Inc., a wholly owned subsidiary of K&F Industries Holdings, Inc.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalents	$29,155,000	$34,731,000
Accounts receivable, net	45,633,000	47,586,000
Inventory	63,498,000	53,979,000
Deferred income taxes and other current assets	24,165,000	21,112,000

Total current assets	162,451,000	157,408,000

Property, plant and equipment	117,577,000	113,248,000
Less, accumulated depreciation and amortization	14,272,000	11,363,000

	103,305,000	101,885,000

Other long-term assets	2,430,000	1,490,000
Debt issuance costs, net of accumulated amortization	21,640,000	22,517,000
Program participation costs, net of accumulated amortization	205,899,000	201,023,000
Intangible assets, net of accumulated amortization	56,836,000	58,546,000
Goodwill	841,049,000	841,049,000

	$1,393,610,000	$1,383,918,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$17,542,000	$18,223,000
Current portion of long-term debt	—	11,018,000
Interest payable	11,213,000	5,171,000
Income taxes payable	9,965,000	7,230,000
Other current liabilities	45,170,000	49,141,000

Total current liabilities	83,890,000	90,783,000

Pension liabilities	55,326,000	54,348,000
Deferred income tax liabilities	49,830,000	43,234,000
Postretirement benefit obligations other than pensions	93,220,000	92,625,000
Other long-term liabilities	5,581,000	5,491,000
Senior term loan	438,000,000	439,982,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	577,000	577,000
Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $.01 par value — authorized, 1,000 shares; issued and outstanding, 1,000 shares	—	—
Additional paid-in capital	309,810,000	309,810,000
Retained earnings	44,302,000	34,001,000
Accumulated other comprehensive loss	(1,926,000)	(1,933,000)

Total stockholders’ equity	352,186,000	341,878,000

	$1,393,610,000	$1,383,918,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)

Net sales	$91,062,000	$88,690,000
Cost of sales (including inventory purchase accounting charges of $12,084,000 for the three months ended March 31, 2005)	49,201,000	60,466,000

Gross profit	41,861,000	28,224,000
Independent research and development costs	4,039,000	3,833,000
Selling, general and administrative expenses	7,142,000	7,279,000
Amortization of intangible assets	1,710,000	3,014,000

Operating income	28,970,000	14,098,000
Interest and investment income	321,000	63,000
Interest expense	(13,436,000)	(14,801,000)

Income (loss) before income taxes	15,855,000	(640,000)
Income tax (provision) benefit	(5,554,000)	216,000

Net income (loss)	$10,301,000	$(424,000)

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$10,301,000	$(424,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,901,000	2,560,000
Amortization of program participation costs	2,143,000	559,000
Amortization of intangible assets	1,710,000	3,014,000
Stock-based compensation	312,000	65,000
Non-cash interest expense — amortization/write-off of debt issuance cost	877,000	2,691,000
(Gain) loss on change in fair market value of interest rate swaps and caps	(940,000)	29,000
Inventory purchase accounting charge	—	12,084,000
Deferred income taxes	2,680,000	(640,000)
Changes in assets and liabilities:
Accounts receivable	1,957,000	1,258,000
Inventory	(9,516,000)	(5,459,000)
Other current assets	551,000	86,000
Program participation costs — equipment	(7,019,000)	(5,858,000)
Accounts payable, interest payable and other current liabilities	6,100,000	14,903,000
Pension liabilities	978,000	1,200,000
Postretirement benefit obligations other than pensions	595,000	923,000
Other long-term liabilities	90,000	85,000

Net cash provided by operating activities	13,720,000	27,076,000

Cash flows from investing activities:
Capital expenditures	(6,296,000)	(418,000)

Net cash used in investing activities	(6,296,000)	(418,000)

Cash flows from financing activities:
Equity contributions	—	20,000
Payments of long-term debt	(13,000,000)	(19,000,000)

Net cash used in financing activities	(13,000,000)	(18,980,000)

Net (decrease) increase in cash and cash equivalents	(5,576,000)	7,678,000
Cash and cash equivalents, beginning of period	34,731,000	9,636,000

Cash and cash equivalents, end of period	$29,155,000	$17,314,000

Supplemental cash flow information:
Interest paid during period	$7,650,000	$4,994,000

Income taxes paid during the period	$—	$—

Income tax refund received during the period	$—	$7,204,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business and the Acquisition; Initial Public Offering

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

Other Developments

In August 2005, K&F amended its management services agreement with Aurora Management Partners LLC. The amendment eliminated the $1 million annual fee payable over the 10 year term of the Management Services Agreement in exchange for a $5.0 million fee that was expensed in the quarter ended September 30, 2005.

The Acquisition

On November 18, 2004, K&F Industries Holdings, Inc. (“K&F Holdings”), an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million) (the “Acquisition”). In addition, the former K&F Industries’ equityholders retained $77.2 million of cash on hand at the Acquisition date. The cash consideration was used to repay substantially all of K&F Industries’ then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to former equityholders of K&F Industries. In addition, K&F Holdings issued a note, in the amount of $14.8 million, payable for the benefit of the prior K&F Industries’ equityholders, for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries’ prior senior subordinated notes. The note matured and was paid on May 18, 2005 and K&F Industries received the proceeds of the tax refund in the approximate amount of the note prior to such time.

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F Industries of $480.0 million under a $530 million senior secured credit facility and $309.8 million in equity investments from K&F Holdings. K&F Holdings contributed $309.8 million of equity to its wholly-owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, Inc., prior to the merger of K&F Acquisition, Inc. with and into K&F Industries.

2.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The management of the Company believes that the disclosures made are adequate to make the information presented not misleading. The

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

condensed consolidated statement of operations for the three months ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the consolidated audited financial statements and notes thereto included in K&F’s December 31, 2005 Annual Report on Form 10-K.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

3.	Recent Accounting Pronouncement and Accounting Changes

  Accounting Pronouncement

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of 2007. The Company does not believe that the adoption of SFAS No. 155 will have a significant effect on its consolidated financial statements.

  Accounting Changes

During the first quarter of 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation expense for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

In connection with the adoption of SFAS No. 123(R), the Company recorded $159,000 of stock-based compensation expense. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 on January 1, 2006 did not have an impact on the Company’s consolidated financial statements. The Company’s financial statements will only be impacted if it implements changes in accounting principle that are addressed by the SFAS No. 154 or corrects accounting errors in future periods.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Accounts Receivable consists of the follows:

	March 31,	December 31,
	2006	2005

Accounts receivable, principally from commercial and general aviation customers	$40,320,000	$43,626,000
Accounts receivable on U.S. Government and other long-term contracts	6,942,000	5,587,000
Allowances	(1,629,000)	(1,627,000)

	$45,633,000	$47,586,000

5.	Inventory consists of the following:

	March 31,	December 31,
	2006	2005

Raw materials and work-in-process	$34,798,000	$29,689,000
Finished goods	12,341,000	11,920,000
Inventoried costs related to U.S. Government and other long-term contracts	16,359,000	12,370,000

	$63,498,000	$53,979,000

6.	Other current liabilities consist of the following:

	March 31,	December 31,
	2006	2005

Accrued payroll and payroll related costs	$11,029,000	$14,128,000
Accrued property and other taxes	2,882,000	2,507,000
Accrued costs on long-term contracts	3,356,000	3,963,000
Accrued warranty costs	12,769,000	12,327,000
Customer credits	6,805,000	7,264,000
Postretirement benefit obligation other than pensions	6,000,000	6,000,000
Other	2,329,000	2,952,000

	$45,170,000	$49,141,000

7.	Stock Options

K&F Holdings has a stock option plan covering an aggregate of 2,500,000 authorized shares of common stock, for the benefit of, and to incentivize officers, directors, employees and certain other persons of K&F and its subsidiaries. In 2005, K&F Holdings issued stock options to certain of K&F’s officers, directors, employees and advisors to purchase an aggregate of 1,404,821 shares of common stock, at a weighted average exercise price of $5.50 per share (adjusted pursuant to anti-dilution provisions contained in the stock option agreements which were triggered by the special cash and stock dividends to common stockholders of K&F Holdings prior to the initial public offering of K&F Holdings’ common stock). The exercise prices of all options were equal to the market value of the K&F Holdings’ common shares at the date of grant. The options issued to the advisors vested immediately, and the options issued to officers, directors and employees vest at the rate of 20% per year. The options have a contractual life of 10 years.

The Company adopted SFAS No. 123(R) effective January 1, 2006. See Note 3 for a further discussion of the adoption of SFAS No. 123(R).

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

expense only for those awards that are expected to vest. The principal assumptions utilized in valuing options and the Company’s methodology for estimating such model inputs include: (i) expected volatility — estimate is based on the three-year trailing volatility of publicly traded companies in the Company’s peer group. This was used because the Company’s common stock has only been publicly traded since August 2005; (ii) risk free interest rate — represents the rate available on U.S. government bonds at the date of grant with a maturity equal to the expected life of the option; (iii) expected option life — estimate is determined by taking the average of the vesting term and the contractual term of the option; and (iv) dividend yield — the Company does not anticipate paying any cash dividends in the foreseeable future.

There were no options granted during the three months ended March 31, 2006. Total stock-based compensation (included in selling, general and administrative expenses) recognized on the consolidated statement of operations for the three months ended March 31, 2006 was $0.3 million. The total compensation cost related to nonvested awards not yet recognized is $2.4 million at March 31, 2006, which will be recognized over a weighted average period of 3.8 years.

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. The following table details the effect on net loss had compensation expense for the stock option plan awards been recorded based on the fair value method under SFAS No. 123:

Three Months Ended
March 31, 2005

Reported net loss	$(424,000)
Add: Stock-based compensation included in net loss, net of related tax effects	40,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(122,000)

Pro forma net loss	$(506,000)

The assumptions used to value option grants for the three months ended March 31, 2005 are as follows:

Volatility	33.0%
Risk free interest rate	4.45%
Dividend yield	0.0%
Expected life	7.0 years

Stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2005:	1,404,821	$5.50
Granted	—	—
Exercised	(39,770)	5.22
Canceled	—	—

Outstanding at March 31, 2006	1,365,051	5.51

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.4 million. The intrinsic value is calculated as the difference between the market value of K&F Holdings’ common stock and the exercise price of the shares. The weighted average grant date fair value for options granted during the three months ended March 31, 2005 was $2.25 per share. Cash received by K&F Holdings from the exercise of stock options during the three months ended March 31, 2006 was $0.2 million.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Life (Years)	Exercise Price

$ 5.22	1,330,970	8.8	$5.22	289,181	8.8	$5.22
15.16	5,000	9.7	15.16	—	—	—
17.00	29,081	9.6	17.00	—	—	—

	1,365,051	8.8	5.51	289,181	8.8	5.22

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $14.9 million and $3.2 million, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $0.6 million and $0.1 million, respectively.

At March 31, 2006, there were 1,095,179 shares available for future grants under the terms of K&F Holdings’ stock option plan. K&F Holdings is authorized to issue new shares upon the exercise of stock options awarded under the plan.

8.	Income Taxes

The Company determines an estimated annual effective income tax rate and this rate is updated at the end of each interim period. This rate is used to provide income taxes on ordinary income on a current year to date basis. The tax effect on certain significant, unusual or extraordinary items is not taken into account in calculating the estimated annual effective rate but is taken into account entirely in the interim period when such item occurs.

The Company’s effective tax rate of 35.0% for the three months ended March 31, 2006 equals the statutory rate of 35.0% as a result of tax benefits derived from export sales and domestic production activity, offset by state and local income taxes and interest on tax reserves. The Company’s effective tax rate of 33.8% for the three months ended March 31, 2005 differs from the statutory rate of 35.0% primarily due to state, local and foreign taxes and an increase in tax reserves, partially offset by tax benefits derived from export sales.

9.	Contingencies

There are various lawsuits and claims pending against the Company which are incidental to its business. Although the ultimate resolution of such suits cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate settlement, if any, will not have a material adverse effect on the consolidated financial statements.

10.	Comprehensive Income (Loss)

	Three Months Ended
	March 31,	March 31,
	2006	2005

Net income (loss)	$10,301,000	$(424,000)
Other comprehensive income (loss):
Cumulative translation adjustments	7,000	(32,000)

Comprehensive income (loss)	$10,308,000	$(456,000)

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

11.	Goodwill, Intangible Assets, Debt Issuance Costs and Program Participation Costs

Goodwill and intangible assets not subject to amortization consist of the following:

	March 31,	December 31,
	2006	2005

Goodwill	$841,049,000	$841,049,000
Trademarks	5,588,000	5,588,000

Total unamortizable intangible assets	$846,637,000	$846,637,000

Goodwill allocated to business segments at March 31, 2006 and December 31, 2005 is as follows:

	Aircraft Braking
	Systems	Engineered Fabrics	Total

Balance at both March 31, 2006 and December 31, 2005	$765,380,000	$75,669,000	$841,049,000

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2006. The Company performs an annual impairment test of goodwill during the fourth quarter of each year, or anytime there is an indication of potential impairment.

Intangible assets subject to amortization consist of the following:

				Estimated
	March 31 2006			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$26,599,000	$(4,959,000)	$21,640,000	9 years

Program participation costs	$212,244,000	$(6,345,000)	$205,899,000	25 years

Amortized intangible assets:
Customer relationships	$12,749,000	$(5,027,000)	$7,722,000	24 years
Engineering drawings	20,881,000	(1,589,000)	19,292,000	18 years
Contract backlog	12,203,000	(5,169,000)	7,034,000	3 years
In-house libraries	8,297,000	(631,000)	7,666,000	18 years
Technology licenses	7,003,000	(960,000)	6,043,000	10 years
Patents	4,017,000	(526,000)	3,491,000	11 years

Total amortizable intangible assets	$65,150,000	$(13,902,000)	$51,248,000

During 2005, the Company finalized the allocation of purchase price relating to the Acquisition. This resulted in the reallocation of approximately $126 million from customer relationships to program participation costs. The estimated weighted average useful life is approximately 25 years for both of these intangible assets at Aircraft Braking Systems. Amortization of program participation costs is recorded as a charge to cost of sales while amortization of customer relationships is charged to amortization of intangible assets. This reallocation will have no effect on net income, but gross profit will be reduced by approximately $5 million per year, for the life of this asset, and amortization of intangibles will be reduced by the same amount.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The aggregate amortization expense during the three months ended March 31, 2006 and 2005 was $3.9 million and $3.6 million, respectively.

The estimated amortization expense for intangible assets, program participation costs and debt issuance costs (non-cash interest), assuming no increases or decreases in the gross carrying amounts, for the balance of the year and in each of the five succeeding years, is as follows:

		Program	Debt
	Intangible	Participation	Issuance
	Asset -	Costs -	Costs -
Year Ending December 31,	Amortization	Amortization	Amortization

Remainder of 2006	$5,300,000	$6,400,000	$2,600,000
2007	6,700,000	8,500,000	3,400,000
2008	4,000,000	8,500,000	3,200,000
2009	3,200,000	8,500,000	3,100,000
2010	3,200,000	8,500,000	3,000,000
2011	3,200,000	8,500,000	2,700,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

12.	Segments

The following tables represent financial information about the Company’s segments:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Net Sales:
Aircraft Braking Systems	$75,942,000	$73,924,000
Engineered Fabrics	15,120,000	14,766,000

	$91,062,000	$88,690,000

Operating Profit:
Aircraft Braking Systems	$27,414,000	$13,695,000
Engineered Fabrics	1,556,000	403,000

Operating income	28,970,000	14,098,000
Interest expense, net of interest income	(13,115,000)	(14,738,000)

Income (loss) before income taxes	$15,855,000	$(640,000)

	March 31,	December 31,
	2006	2005

Total Assets:
Aircraft Braking Systems	$1,229,928,000	$1,221,962,000
Engineered Fabrics	137,277,000	133,731,000
Debt issuance costs not allocated to segments	21,640,000	22,517,000
Corporate assets	4,765,000	5,708,000

	$1,393,610,000	$1,383,918,000

13.	Product Warranty

Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty for the three months ended March 31, 2006 is as follows:

Balance at December 31, 2005	$12,674,000
Current provisions	1,780,000
Expenditures	(1,338,000)

Balance at March 31, 2006	$13,116,000

The current and long-term portions of product warranties are as follows:

	March 31,	December 31,
	2006	2005

Current liabilities	$12,769,000	$12,327,000
Long-term liabilities	347,000	347,000

Total	$13,116,000	$12,674,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

14.	Employee Benefit Plans

The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2006	2005

Service cost	$1,083,000	$1,225,000
Interest cost	2,285,000	2,193,000
Expected return on plan assets	(2,280,000)	(2,218,000)

Net periodic benefit cost	$1,088,000	$1,200,000

	Postretirement Benefits
	Three Months Ended
	March 31,
	2006	2005

Service cost	$448,000	$478,000
Interest cost	1,400,000	1,396,000

Net periodic benefit cost	$1,848,000	$1,874,000

The Company did not make any contributions to its qualified defined benefit pension plans during the first three months of 2006 and does not plan to make any during the remainder of 2006. The Company made $0.1 million of contributions related to its supplemental executive retirement plan during the first three months of 2006 and expects to contribute an additional $0.4 million during the remainder of 2006.

15.	Financial Instruments

The carrying amounts of all financial instruments reported on the consolidated balance sheets at March 31, 2006 and December 31, 2005 approximate their fair value, except as discussed below.

The estimated fair value of the Company’s 7 3/4% Notes, based on quoted market prices or on current rates for similar debt with the same maturities was approximately $317.8 million and $317.0 million at March 31, 2006 and December 31, 2005, respectively. The estimated fair value of the Company’s outstanding indebtedness on the credit facility approximates its fair value because the interest rates on the debt are reset on a frequent basis to reflect current market rates.

As a requirement of the credit facility, K&F Industries entered into the following interest rate contracts:

•	a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million;

•	a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swap is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

•	a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.506%, beginning January 24, 2006. The notional amount of the swap is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

The three month LIBOR interest rate at March 31, 2006 was 5.0%.

None of these derivatives were designated as hedges; accordingly, all changes in their fair value were recognized in earnings.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The carrying amount of the interest rate cap was recorded as a long-term asset of $121,000 and $87,000 on the consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively. The change in its fair value of $34,000 and $(29,000) was recorded in the consolidated statements of operations as a reduction to interest expense during the three months ended March 31, 2006 and as an increase during the three months ended March 31, 2005, respectively.

The fair value of the interest rate swaps at March 31, 2006 and December 31, 2005 was $2.3 million and $1.4 million, respectively, which were recorded as long-term assets on the consolidated balance sheets. The change in the fair value of the interest rate swaps was recorded as a reduction to interest expense in the consolidated statements of operations of $906,000 and $0.0 during the three months ended March 31, 2006 and 2005, respectively.

16.	Subsequent Event

On April 4, 2006, K&F acquired Nasco Aircraft Brake, Inc. for approximately $19.0 million. The acquisition was made using cash on hand and the issuance of a $3.0 million note. The acquisition further diversifies the portfolio of aircraft K&F services, and will provide the Company with access to proprietary technology and products that will enhance its overall product offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. They include statements relating to future revenues and expenses, the expected growth of our business, spending by the United States government on defense, future levels of business in the commercial and general aviation industries, competition from other suppliers and the effect of environmental or similar laws and determinations in lawsuits. These forward-looking statements involve known and unknown risks, uncertainties, and other factors including, but not limited to, those described in “Part 1, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and those described from time to time in our future reports filed with the Securities and Exchange Commission. These factors may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

All forward-looking statements included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Quarterly Report.

General

K&F Industries, Inc. and subsidiaries, or “K&F Industries,” “K&F,” “we,” “our” or the “Company” is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or “Aircraft Braking Systems” and Engineered Fabrics Corporation, or “Engineered Fabrics”.

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

Management also analyzes both Available Seat Miles, or “ASMs,” computed by measuring for each flight total seat capacity multiplied by the number of miles flown and Revenue Passenger Miles, or “RPMs,” which are defined as the number of passengers multiplied by the miles flown, to asses the overall state of the commercial aerospace industry. Management also reviews both historical and projected ASM and RPM statistics to evaluate Aircraft Braking System’s past performance and to assist in predicting future expenditures and operating performance.

  Certain Market Trends, Challenges and Opportunies

In general, the commercial aerospace industry, which suffered after the events of September 11, 2001 and the subsequent downturn in the global economy, the SARS epidemic, rising fuel prices and the conflicts in Afghanistan and Iraq, has rebounded. We have seen relatively consistent increases in ASMs and RPMs to pre-September 11, 2001 levels, although the industry challenges, such as major airline financial distress and the risk of additional terrorist activity, remain.

We believe our position in the aerospace industry is balanced and thus may mitigate general industry risks. We service a diversified portfolio of customers across the commercial transport, general aviation and military sectors. Historically, declines in any one sector have often been offset by increased revenues in another. For example, the commercial transport and general aviation sectors that we serve were adversely affected by September 11, 2001, but the downturn in those markets was partially offset by an increase in military aircraft spending. Our sales in both the commercial transport and the general aviation sectors have shown recovery from the downturn. In addition, we have not suffered any significant losses due to the bankruptcies of airline operators.

We believe that conditions in the commercial transport and general aviation market sectors continue to improve. We expect to see growth in the high-cycle regional jet market as airlines continue to increase their use of regional jets to add point-to-point service, as well as to drive feeder traffic to their hubs. We also expect growth in the high-end business jet market due to the perception that they provide greater productivity, comfort, convenience and security, as well as the continued popularity of fractional ownership. We believe we are well-positioned to win new opportunities for original equipment and replacement part sales in these sectors but if these sectors do not grow as we expect, such opportunities may not arise. The $1.1 million decline in sales of wheels and brakes in the commercial transport sector during the three months ended March 31, 2006, as compared with the three months ended March 31, 2005 was primarily due to use by a customer of inventory on hand during 2006. We expect commercial sales to increase during the remainder of 2006 vs. 2005 as sales of wheels and brakes for our new regional jet programs continues to grow and the aforementioned customer returns to a normal purchasing pattern.

Our military business has been and remains variable year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. However, we expect new military opportunities to arise, as we are the largest supplier of wheels, brakes and flexible bladder fuel tanks for U.S. military aircraft and we anticipate that this equipment will be maintained, replaced and modernized as the active fleet of military aircraft experiences longer service periods.

At Engineering Fabrics, we have seen a trend where original equipment manufacturers outsource portions of their manufacturing process. We intend to capitalize on this trend to add additional products to aircraft on which we already supply existing products.

Our business would be adversely affected by significant changes in the U.S. or global economy. Historically, aircraft travel, as measured by ASMs or RPMs, generally correlates to economic conditions, and a reduction in aircraft travel would result in less frequent replacement of wheels and brakes.

The Acquisition

On November 18, 2004, K&F Industries Holdings, Inc., or “K&F Holdings,” an affiliate of Aurora Capital Group, acquired K&F Industries in exchange for cash consideration of approximately $1.06 billion (excluding capitalized transaction costs of $40.4 million). In addition, the former K&F Industries’ equityholders retained $77.2 million of cash on hand at the acquisition date. The cash consideration was used to repay substantially all of K&F Industries’ then existing indebtedness and the related fees and expenses of K&F Industries and certain of its stockholders, with the balance paid to the former equityholders of K&F Industries. In addition, K&F Holdings issued a note in the amount of $14.8 million, payable for the benefit of the prior K&F Industries’ equityholders, for the estimated tax benefits to be received by K&F Industries due to the payments of fees and premiums in connection with the tender offers for K&F Industries’ prior senior subordinated notes. The note matured and was paid on May 18, 2005 and K&F Industries received the proceeds of the tax refund in the approximate amount of the note. We refer to this as the “Acquisition”.

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F Industries of $480.0 million under a $530 million senior secured credit facility and $309.8 million in equity investments from K&F Holdings. K&F Holdings contributed the $309.8 million of equity to its wholly-owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly-owned subsidiary, K&F Acquisition, Inc., prior to the merger of K&F Acquisition, Inc. with and into K&F Industries.

Non-GAAP Financial Information

“EBITDA” represents net income before interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management uses EBITDA principally as a measure of our operating performance and believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Our management also uses EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended
	March 31,		March 31,
	2006		2005

Net income (loss)	$10,301,000	(a)	$(424,000	)(b)
Adjustments:
Depreciation and amortization expense	6,754,000		6,133,000
Interest expense, net of interest income	13,115,000		14,738,000
Income tax provision (benefit)	5,554,000		(216,000)

EBITDA	$35,724,000	(a)	$20,231,000	(b)

(a)	Includes pre-tax non-cash stock-based compensation of $0.3 million.

(b)	Includes pre-tax inventory purchase accounting charges of $12.1 million relating to the Acquisition.

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

Inventory.  Inventory is stated at average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts related to contracts with long production cycles, a portion of which will not be realized within one year. Write-downs for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. We evaluate the adequacy of these write-downs quarterly.

Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional write-downs may be needed. Any changes in reserves will impact operating income during a given period. This policy is consistently applied to each of our operating segments and we do not anticipate any changes to our policy in the near term.

Evaluation of Long-Lived Assets.  Long-lived assets are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards, or “SFAS” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges would be recorded when we do not believe the carrying value of the long-lived asset will be recoverable.

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

Program Participation Costs.  “Program Participation Costs” consist of incentives given to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration (“FAA”)-certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product. Any equipment that is shipped prior to the completion of the FAA-certification process is expensed. In most cases, we do not receive revenue from the OEM for wheel and brake parts, and do not generate profits until we sell replacement parts to the OEMs’ customers and end-user aircraft operators.

We (i) expense all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the cash payments component is paid and (ii) capitalize Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM (i) agrees to purchase parts for newly-produced aircraft exclusively from us and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require us to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, we amortize all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years.

These types of costs vary from year to year and our levels of spending may increase or decrease as the business base dictates. Program Participation Costs assets are assessed for recoverability in accordance with SFAS No. 144.

Warranty.  Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of those types of defects, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. Such costs are included in cost of sales. See Note 14 to the condensed consolidated financial statements.

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

In addition we produce a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by SFAS No. 87. For active participants, service is projected to the end of the year and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the yields from a selection of high quality corporate bonds. A single discount rate is then computed so that the present value of the benefit cash flow equals the present value computed using the selected investment grade bond rates. We used a 6.0% discount rate in 2005 and are using a 5.75% discount rate in 2006 determined on this basis.

In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firm, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we considered our most recent four year compounded returns, which have been in excess of our forward-looking return expectations. Our current asset manager has invested our pension assets over the last four years.

The expected long-term rate of return determined on this basis was 9.0% in 2005 and is 9.0% in 2006. We anticipate that our pension assets will generate long-term returns on assets of at least 9.0%. The expected long-term rate of return on plan assets has been based on an asset allocation assumption of 60% in equity, with an expected long-term rate of return on assets of 10% and 40% in fixed income, with an expected long-term rate of return on assets of 7%.

We believe that 9.0% is a reasonable long-term rate of return on assets. Our plan assets had a rate of return of 8.8% for the year ended December 31, 2005.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate being used to calculate the 2006 postretirement expense is 9.5% in 2006 trending down to 5.0% for 2012.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005

Our net sales for the three months ended March 31, 2006 totaled $91,062,000, reflecting an increase of $2,372,000, compared with $88,690,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $2,018,000 and at Engineered Fabrics of $354,000.

General aviation sales at Aircraft Braking Systems increased $2,615,000, primarily due to higher sales of wheels and brakes on Lear, Raytheon and Dassault aircraft. Military sales at Aircraft Braking Systems increased $599,000, primarily due to higher sales of wheels and brakes on the Boeing B-1B and the Lockheed Martin C-130 programs, partially offset by lower sales on the Korean Aerospace KAI T-50, the Northrop Grumman EA-6B and the Lockheed Martin F-117 programs. Commercial transport sales at Aircraft Braking Systems decreased $1,196,000, primarily due to lower sales of wheels and brakes on the Boeing DC-9 and DC-10 and the Bombardier CRJ-100/200 programs, partially offset by higher sales on the Embraer ERJ-170 and Boeing MD-90 programs. Sales at Engineered Fabrics increased $354,000 primarily due to higher military sales of fuel tanks for the Boeing CH-47 and KC-135, Pratt & Whitney CH-124 and Lockheed Martin C-130 programs, partially offset by lower sales to Robertson Aviation and on the Northrop Grumman T-38 program.

Our gross profit increased by $13,637,000 to $41,861,000, or 46.0% of sales for the three months ended March 31, 2006, compared with $28,224,000, or 31.8% of sales for the same period in the prior year. The prior year gross profit of $28,224,000, excluding $12,084,000 of non-recurring inventory purchase accounting charges relating to the Acquisition, was $40,308,000 or 45.4% of sales. This increase in gross profit in 2006, as compared with the 2005 gross profit before the non-recurring inventory purchase accounting charge, was primarily attributable to the higher sales volume and favorable results from our productivity initiatives which were implemented during calendar year 2005, partially offset by higher expensed Program Participation Costs (see table below).

The following table provides additional information detailing Program Participation Costs:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Gross Program Participation Costs	$9,570,000	$9,070,000
Amount capitalized during period	(7,019,000)	(5,858,000)
Amortization of Program Participation Costs	2,143,000	559,000

Program Participation Costs expensed in period	$4,694,000	$3,771,000

Aircraft Braking Systems’ gross profit was $38,975,000, or 51.3% of sales for the three months ended March 31, 2006, compared with $26,254,000, or 35.5% of sales for the same period in the prior year. Excluding $11,293,000 relating to its portion of the non-recurring inventory purchase accounting adjustment, Aircraft Braking Systems’ gross profit was $37,547,000, or 50.8% of sales. The gross margin increased primarily due to the overhead absorption effect relating to the higher sales and favorable results from our productivity initiatives which were implemented during calendar year 2005, partially offset by higher expensed Program Participation Costs (see table above). Engineered Fabrics’ gross profit was $2,886,000, or 19.1% of sales for the three months ended March 31, 2006, compared with $1,970,000, or 13.3% of sales for the same period in the prior year. Excluding $791,000, relating to its portion of the non-recurring inventory purchase accounting adjustment, Engineered Fabrics’ gross profit was $2,761,000, or 18.7% of sales. The gross margin increased primarily due to the overhead absorption effect relating to the higher sales.

Independent research and development costs increased by $206,000 for the three months ended March 31, 2006, as compared with the same period in the prior year. This increase was primarily due to higher expenditures related to the advancement of our electric brake technology.

Selling, general and administrative expenses decreased by $137,000 during the three months ended March 31, 2006, as compared with the same period in the prior year. This decrease was primarily due to lower incentive compensation costs and we did not pay any management service fees in 2006 as a result of the amendment of the management services agreement in 2005, partially offset by the adoption of SFAS No. 123(R) in 2006 which resulted in $159,000 of stock-based compensation expense.

Amortization of intangible assets decreased by $1,304,000 during the three months ended March 31, 2006, as compared with the same period in the prior year. This decrease was due to the finalization of the allocation of purchase price relating to the Acquisition during the fourth quarter of 2005. This resulted in the reallocation of approximately $126 million from intangible assets to Program Participation Costs, both of which have an estimated useful life of 25 years. The amortization of Program Participation Costs is charged to cost of sales while the amortization of intangible assets is charged to amortization expense. See Note 11 to the condensed consolidated financial statements.

Our net interest expense decreased by $1,623,000 during the three months ended March 31, 2006, as compared with the same period in the prior year. This decrease was primarily due to gains related to fair value adjustments for our interest rate swaps and a lower average outstanding balance on our senior term loans, partially offset by higher interest rates on the senior term loans.

Our effective tax rate of 35.0% for the three months ended March 31, 2006 equals the statutory rate of 35.0% primarily as a result of tax benefits derived from export sales and domestic production activity, offset by state and local income taxes. Our effective tax rate of 33.8% for the three months ended March 31, 2005 differs from the statutory rate of 35.0% primarily due to state, local and foreign taxes and an increase in our tax reserves, partially offset by tax benefits derived from export sales.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $29.2 million at March 31, 2006, compared with $34.8 million at December 31, 2005. Our total debt was $753.6 million at March 31, 2006, and $766.6 million at December 31, 2005. We repaid $13.0 million of debt during the three months ended March 31, 2006. We had $48.3 million (which is net of letters of credit of $1.7 million) available to borrow under our $50 million revolving credit facility. At March 31, 2006, we had outstanding $315.0 million of 7 3/4% notes, $0.6 million of 9 5/8% notes and $438.0 million of variable rate indebtedness which had a weighted average interest rate of 7.0%.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures, make program participation investments and to fund strategic acquisitions. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

Our management believes that our cash on hand, together with cash from operations of K&F Industries and, if required, borrowings under K&F Industries revolving credit facility, will be sufficient for our short-term and long-term cash requirements.

The credit facility contains certain covenants and events of default, that limit K&F Industries and its subsidiaries from among other things, incurring additional indebtedness, paying dividends, creating liens, making asset sales, making certain restricted payments, making capital expenditures, creating guarantee obligations, creating material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at March 31, 2006.

In February 2005, K&F issued $55.0 million of 11 1/2% Senior PIK Notes due 2015, or the “Senior PIK Notes.” K&F used the proceeds of the Senior PIK Notes to redeem a portion of its 15% senior redeemable preferred stock. The Senior PIK Notes were redeemed in September 2005.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, our contractual obligations have not materially changed from December 31, 2005.

Cash Flows

During the three months ended March 31, 2006, net cash provided by operating activities amounted to $13,720,000 compared with $27,076,000 for the same period in the prior year, a decrease of $13,356,000. Our cash flows from operating activities decreased from the prior year primarily due to a higher increase in inventory, higher interest payments and the receipt of a $7,204,000 income tax refund received in 2005 relating to expenses incurred in connection with the Acquisition.

During the three months ended March 31, 2006, net cash used in investing activities amounted to $6,296,000 versus $418,000 for the same period in the prior year, an increase of $5,878,000. This increase was due to higher capital expenditures primarily relating to our new carbon manufacturing facility in Danville, Kentucky.

During the three months ended March 31, 2006, net cash used in financing activities amounted to $13,000,000 versus $18,980,000 for the same period in the prior year. Both amounts primarily relate to the payment of indebtedness.

Current Accounting Pronouncement and Accounting Changes

  Accounting Pronouncement

In February 2006, the Financial Accounting Standard Boards, or “FASB” issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us will be as of the beginning of 2007. We do not believe that the adoption of SFAS No. 155 will have a significant effect on our consolidated financial statements.

  Accounting Changes

During the first quarter of 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation expense for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

The adoption of SFAS No. 123(R) did not have a material impact on our consolidated financial statements. See Note 7 to the condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 on January 1, 2006 did not have an impact on our consolidated financial statements. Our financial statements will only be impacted if we implement changes in accounting principle that are addressed by SFAS No. 154 or we correct accounting errors in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We had $315.6 million of total fixed rate debt and $438.0 million of variable rate debt outstanding at March 31, 2006. Borrowings under the credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.4 million.

As a requirement of our credit facility, K&F Industries entered into the following interest rate contracts:

•	a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million;

•	a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swap is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

•	a swap arrangement for a portion of our term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.506%, beginning January 24, 2006. The notional amount of the swap is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

The three month LIBOR interest rate at March 31, 2006 was 5.0%.

The carrying amount of the interest rate cap was recorded as a long-term asset of $121,000 and $87,000 on the balance sheet at March 31, 2006 and December 31, 2005, respectively. The change in its fair value of $34,000 and $29,000 was recorded in the statements of operations as a reduction to interest expense in 2006 and as an increase in 2005, respectively.

The fair value of the interest rate swaps at March 31, 2006 and December 31, 2005 was $2.3 million and $1.4 million, respectively, which were recorded as long-term assets on the balance sheets. The change in the fair value of the interest rate swaps was recorded as a reduction to interest expense in the statements of operations of $906,000 and $0.0 during the three months ended March 31, 2006 and 2005, respectively.

We have no other derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

During the three months ended March 31, 2006, our Chief Executive Officer and Chief Financial Officer instituted enhanced procedures related to accounting and reporting for income taxes. Such procedures consisted of the following:

•	We engaged an outside accounting and tax consulting firm to assist management in our review of accounting and reporting for income taxes, both quarterly and at year-end, and

•	We are requiring enhanced training of our personnel in the income tax function.

Other than the aforementioned, there was no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

(a) Exhibits

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act, as amended.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act, as amended.
32.1	—	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 1A, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

K&F INDUSTRIES, INC.
          Registrant

/s/  DIRKSON R. CHARLES
Dirkson R. Charles
Executive Vice President and Chief Financial Officer
and Registrant’s Authorized Officer

Dated: May 11, 2006