Form 10-Q
period 2006-09-30
K&F INDUSTRIES INC
filed 2006-11-06
CIK 851797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 1, 2006, there were 1,000 shares of common stock outstanding, par value $.01 per share. All of the common stock is held by K&F Intermediate Holdco, Inc., a wholly owned subsidiary of K&F Industries Holdings, Inc.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended September 30, 2006

* Information for the December 31, 2005 balance sheet has been derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalents	$13,609,000	$34,731,000
Accounts receivable, net	52,131,000	47,586,000
Inventory	73,364,000	53,979,000
Other current assets	4,409,000	5,979,000
Deferred income taxes	17,339,000	15,133,000

Total current assets	160,852,000	157,408,000

Property, plant and equipment	130,263,000	113,248,000
Less, accumulated depreciation and amortization	20,412,000	11,363,000

	109,851,000	101,885,000

Other long-term assets	1,918,000	1,490,000
Debt issuance costs, net of accumulated amortization	18,858,000	22,517,000
Program participation costs, net of accumulated amortization	217,742,000	201,023,000
Intangible assets, net of accumulated amortization	55,434,000	58,546,000
Goodwill	851,628,000	841,049,000

Total assets	$1,416,283,000	$1,383,918,000

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current Liabilities:
Accounts payable	$18,824,000	$18,223,000
Current portion of long-term debt	—	11,018,000
Interest payable	9,527,000	5,171,000
Income taxes payable	8,449,000	7,230,000
Other current liabilities	46,446,000	49,141,000

Total current liabilities	83,246,000	90,783,000

Pension liabilities	57,426,000	54,348,000
Deferred income tax liabilities	55,108,000	43,234,000
Postretirement benefit obligations other than pensions	94,409,000	92,625,000
Other long-term liabilities	10,176,000	5,491,000
Senior term loan	422,000,000	439,982,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	577,000	577,000
Contingencies (Note 9)
Stockholder’s Equity:
Common stock, $.01 par value — authorized, 1,000 shares; issued and outstanding, 1,000 shares	—	—
Additional paid-in capital	309,810,000	309,810,000
Retained earnings	70,325,000	34,001,000
Accumulated other comprehensive loss	(1,794,000)	(1,933,000)

Total stockholder’s equity	378,341,000	341,878,000

Total liabilities and stockholder’s equity	$1,416,283,000	$1,383,918,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)

Net sales	$300,127,000	$278,982,000
Cost of sales (includes inventory purchase accounting charges of $1,174,000 and $12,084,000 for the nine months ended September 30, 2006 and 2005, respectively)	163,002,000	160,114,000

Gross profit	137,125,000	118,868,000
Independent research and development costs	11,762,000	11,490,000
Selling, general and administrative expenses	25,784,000	26,937,000
Amortization of intangible assets	4,165,000	9,043,000

Operating income	95,414,000	71,398,000
Interest income	2,491,000	256,000
Interest expense	(44,653,000)	(43,738,000)

Income before income taxes	53,252,000	27,916,000
Income tax provision	(16,928,000)	(9,285,000)

Net income	$36,324,000	$18,631,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)

Net sales	$106,412,000	$99,990,000
Cost of sales (includes inventory purchase accounting charges of $587,000 for the three months ended September 30, 2006)	56,322,000	51,450,000

Gross profit	50,090,000	48,540,000
Independent research and development costs	3,885,000	3,904,000
Selling, general and administrative expenses	8,475,000	12,996,000
Amortization of intangible assets	1,450,000	3,015,000

Operating income	36,280,000	28,625,000
Interest income	782,000	105,000
Interest expense	(17,052,000)	(14,097,000)

Income before income taxes	20,010,000	14,633,000
Income tax provision	(5,289,000)	(4,795,000)

Net income	$14,721,000	$9,838,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income	$36,324,000	$18,631,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,150,000	7,545,000
Amortization of program participation costs	6,661,000	1,886,000
Amortization of intangible assets	5,497,000	9,043,000
Stock-based compensation	855,000	65,000
Non-cash interest expense — amortization/write-off of debt issuance costs	3,659,000	5,650,000
(Gain) loss on change in fair market value of interest rate swaps and caps	(428,000)	272,000
Inventory purchase accounting charges	1,174,000	12,084,000
Deferred income taxes	9,320,000	8,618,000
Changes in assets and liabilities, net of the effect of an acquisition:
Accounts receivable	(3,478,000)	(8,720,000)
Inventory	(16,677,000)	(10,306,000)
Other current assets	830,000	(1,499,000)
Program participation costs — equipment	(21,880,000)	(18,718,000)
Program participation costs — cash	(1,500,000)	(1,000,000)
Accounts payable, interest payable and other current liabilities	5,449,000	23,726,000
Pension liabilities	3,078,000	2,800,000
Postretirement benefit obligations other than pensions	1,784,000	1,667,000
Other long-term liabilities	1,185,000	186,000

Net cash provided by operating activities	41,003,000	51,930,000

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(16,016,000)	—
Capital expenditures	(17,109,000)	(6,314,000)
Payment of deferred purchase price	—	(14,682,000)

Net cash used in investing activities	(33,125,000)	(20,996,000)

Cash flows from financing activities:
Payments of long-term debt	(29,000,000)	(19,000,000)
Equity contributions	—	20,000

Net cash used in financing activities	(29,000,000)	(18,980,000)

Net (decrease) increase in cash and cash equivalents	(21,122,000)	11,954,000
Cash and cash equivalents, beginning of period	34,731,000	9,636,000

Cash and cash equivalents, end of period	$13,609,000	$21,590,000

Supplemental cash flow information:
Interest paid during period	$37,710,000	$30,286,000

Income taxes paid during the period	$5,411,000	$767,000

Income tax refund received during the period	$—	$15,425,000

Business acquisition:
Fair value of assets acquired, including goodwill	$21,618,000
Cash paid, net of cash acquired	(16,016,000)
Issuance of note payable	(3,000,000)

Liabilities assumed	$2,602,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business and Acquisitions

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

Other Developments

In August 2005, K&F amended its management services agreement with Aurora Management Partners LLC. The amendment eliminated the $1.0 million annual fee payable over the 10 year term of the management services agreement in exchange for a $5.0 million fee that was charged to selling, general and administrative expenses in the quarter ended September 30, 2005.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

2.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The management of the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of income for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the consolidated audited financial statements and notes thereto included in K&F’s December 31, 2005 Annual Report on Form 10-K.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

3.	Recent Accounting Pronouncements and Accounting Changes

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company will be as of the beginning of 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006, which for the Company will be in the fourth quarter of 2006. The Company estimates the impact of adopting SFAS No. 158 to be approximately $10.0 million, reflected as a reduction in net assets on its December 31, 2006 consolidated balance sheet, with no impact to its consolidated statements of income or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company will be in the fourth quarter of 2006. The Company does not believe the adoption of SAB No. 108 will have a significant impact on its consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company at the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of 2007. The Company does not believe that the adoption of SFAS No. 155 will have a significant impact on its consolidated financial statements.

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

In connection with the adoption of SFAS No. 123(R), the Company recorded $260,000 and $660,000 of stock-based compensation expense during the three and nine months ended September 30, 2006, respectively. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS No. 123(R).

4.	Accounts Receivable consists of the following:

	September 30,	December 31,
	2006	2005

Accounts receivable, principally from commercial and general aviation customers	$48,599,000	$43,626,000
Accounts receivable on U.S. Government and other long-term contracts	5,157,000	5,587,000
Allowances	(1,625,000)	(1,627,000)

	$52,131,000	$47,586,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Inventory consists of the following:

	September 30,	December 31,
	2006	2005

Raw materials and work-in-process	$41,191,000	$29,689,000
Finished goods	13,985,000	11,920,000
Inventoried costs related to U.S. Government and other long-term contracts	18,188,000	12,370,000

	$73,364,000	$53,979,000

6.	Other current liabilities consist of the following:

	September 30,	December 31,
	2006	2005

Accrued payroll and payroll related costs	$13,136,000	$14,128,000
Accrued property and other taxes	2,017,000	2,507,000
Accrued costs on long-term contracts	2,927,000	3,963,000
Accrued warranty costs	11,698,000	12,327,000
Customer credits	6,651,000	7,264,000
Postretirement benefit obligations other than pensions	6,000,000	6,000,000
Other	4,017,000	2,952,000

	$46,446,000	$49,141,000

7.	Stock Options

K&F Holdings has a stock option plan covering an aggregate of 2,500,000 authorized shares of common stock, for the benefit of, and to provide incentives to officers, directors, employees and advisors of K&F and its subsidiaries. The exercise prices of all stock options issued were equal to the market value of K&F Holdings’ common shares at the date of grant. Options issued to advisors vest immediately and options issued to officers, directors and employees generally vest at the rate of 20% per year. The options have a contractual life of 10 years.

The Company adopted SFAS No. 123(R) effective January 1, 2006. See Note 3 for a further discussion of the adoption of SFAS No. 123(R).

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The principal assumptions utilized in valuing options and the Company’s methodology for estimating such model inputs include: (i) expected volatility — estimate is based on the seven-year trailing volatility of publicly traded companies in the Company’s peer group. This was used because the Company’s common stock has only been publicly traded since August 2005; (ii) risk free interest rate — represents the rate available on U.S. government bonds at the date of grant with a maturity equal to the expected life of the option; (iii) expected option life — estimate is determined by taking the average of the vesting term and the contractual term of the option; and (iv) dividend yield — the Company does not anticipate paying any cash dividends in the foreseeable future.

There were 90,900 and 326,150 stock options granted during the three and nine months ended September 30, 2006, respectively. Total stock-based compensation (included in selling, general and administrative expenses) recognized on the consolidated statements of income for the three and nine months ended September 30, 2006 was $0.3 million and $0.9 million, respectively. The total compensation cost related to nonvested awards not yet recognized is $4.3 million at September 30, 2006, which will be recognized over a weighted average period of 4.0 years.

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

Three Months Ended
September 30, 2005

Reported net income	$9,838,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(148,000)

Pro forma net income	$9,690,000

Nine Months Ended
September 30, 2005

Reported net income	$18,631,000
Add: Stock-based compensation included in net income, net of related tax effects	40,000
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(458,000)

Pro forma net income	$18,213,000

The weighted average assumptions used to value option grants for the three and nine months ended September 30, 2005 are as follows:

Volatility	32.88%
Risk free interest rate	3.97%
Dividend yield	0.0%
Expected life	7.0 years

The weighted average assumptions used to value option grants for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Volatility	37.12%	27.56%
Risk free interest rate	4.83%	4.97%
Dividend yield	0.0%	0.0%
Expected life	7.0 years	7.0 years

Stock option activity is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2005	1,404,821	$5.50
Granted	326,150	17.70
Exercised	(53,565)	5.22
Forfeited or expired	(1,989)	5.22

Outstanding at September 30, 2006	1,675,417	$7.88

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.6 million. There were no options exercised during the three months ended September 30, 2006. The intrinsic value is calculated as the difference between the market value of K&F Holdings’ common stock and the exercise price of the shares. The weighted average grant date fair value for options granted during the three and nine months ended September 30, 2006 was $8.42 and $7.35 per share, respectively. The weighted average grant date fair value for options granted during the three and nine months ended September 30, 2005 was $2.25 per share. Cash received by K&F Holdings from the exercise of stock options during the nine months ended September 30, 2006 and 2005 was $0.3 million and $0.0 million, respectively. There were no exercises in 2005.

The following summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Life (Years)	Exercise Price

$ 5.22	1,315,186	8.3	$5.22	243,570	8.3	$5.22
15.16	5,000	9.2	15.16	—	—	—
16.00	30,900	9.8	16.00	—	—	—
17.00	29,081	9.1	17.00	—	—	—
17.80	235,250	9.6	17.80	—	—	—
18.17	60,000	9.9	18.17	—	—	—

	1,675,417	8.5	$7.88	243,570	8.3	$5.22

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $18.3 million and $3.3 million, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $0.0 million and $0.6 million, respectively and was $0.0 million and $0.1 million, during the three and nine months ended September 30, 2005, respectively.

At September 30, 2006, there were 771,018 shares available for future grants under the terms of K&F Holdings stock option plan. The Company is authorized to issue new shares upon the exercise of stock options awarded under the plan.

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

The Company’s provision for income taxes consists of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Current domestic provision	$(1,105,000)	$(793,000)	$(7,143,000)	$(458,000)
Foreign provision	(251,000)	(197,000)	(465,000)	(209,000)
Deferred tax provision	(3,933,000)	(3,805,000)	(9,320,000)	(8,618,000)

Income tax provision	$(5,289,000)	$(4,795,000)	$(16,928,000)	$(9,285,000)

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State tax	1.3	1.4	1.3	1.9
Change in state tax rate	—	(5.9)	—	(3.1)
Tax reserves	(3.3)	11.1	(0.2)	5.8
Extraterritorial income exclusion benefit	(5.5)	(3.3)	(3.2)	(5.3)
Foreign taxes and other	(1.1)	(5.5)	(1.1)	(1.0)

Effective income tax rate	26.4%	32.8%	31.8%	33.3%

The components of the net deferred tax liability are as follows:

	September 30,	December 31,
	2006	2005

Deferred tax assets:
Federal and state net operating loss carryforwards	$572,000	$918,000
Tax credit carryforwards	2,494,000	5,518,000
Postretirement and other employee benefits	61,390,000	59,890,000
Warranty costs	4,522,000	4,525,000
Other	5,782,000	4,936,000

	74,760,000	75,787,000

Deferred tax liabilities:
Intangible assets	15,931,000	14,062,000
Program participation costs	78,609,000	71,775,000
Depreciation	16,937,000	17,287,000
Other	1,052,000	764,000

	112,529,000	103,888,000

Net deferred tax liability	$37,769,000	$28,101,000

9.	Contingencies

There are various lawsuits and claims pending against the Company which are incidental to its business. Although the ultimate resolution of such suits and claims cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate outcome will not have a material adverse effect on the consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

10.	Comprehensive Income

	Three Months Ended
	September 30,	September 30,
	2006	2005

Net income	$14,721,000	$9,838,000
Other comprehensive income (loss):
Cumulative translation adjustments	43,000	(36,000)

Comprehensive income	$14,764,000	$9,802,000

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Net income	$36,324,000	$18,631,000
Other comprehensive income (loss):
Cumulative translation adjustments	139,000	(186,000)

Comprehensive income	$36,463,000	$18,445,000

11.	Goodwill, Intangible Assets, Debt Issuance Costs and Program Participation Costs

Goodwill allocated to business segments at September 30, 2006 and December 31, 2005 is as follows:

	Aircraft Braking
	Systems	Engineered Fabrics	Total

Balance at December 31, 2005	$765,380,000	$75,669,000	$841,049,000
Increase	11,721,000	—	11,721,000
Decrease	(1,142,000)	—	(1,142,000)

Balance at September 30, 2006	$775,959,000	$75,669,000	$851,628,000

The increase in the carrying amount of goodwill during the nine months ended September 30, 2006 represents the preliminary goodwill acquired in connection with the acquisition of NASCO on April 1, 2006. The Company is in the process of finalizing third party valuations of certain intangible assets, thus the allocation of the purchase price relating to the acquisition of NASCO is subject to refinement. The decrease in goodwill relates to adjustments of Acquisition tax reserves and repatriated earnings. The Company performs an annual impairment test of goodwill during the fourth quarter of each year, or anytime there is an indication of potential impairment.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Intangible assets subject to amortization consist of the following:

				Estimated
	September 30, 2006			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$25,572,000	$(6,714,000)	$18,858,000	9 years

Program participation costs	$228,605,000	$(10,863,000)	$217,742,000	25 years

Amortized intangible assets:
Customer relationships	$13,858,000	$(5,428,000)	$8,430,000	22 years
Engineering drawings	20,881,000	(2,169,000)	18,712,000	18 years
Contract backlog	12,401,000	(7,156,000)	5,245,000	3 years
In-house libraries	8,297,000	(862,000)	7,435,000	18 years
Technology licenses	7,464,000	(1,355,000)	6,109,000	10 years
Patents	4,017,000	(719,000)	3,298,000	11 years

Total amortizable intangible assets	66,918,000	(17,689,000)	49,229,000
Indefinite-lived trademarks	6,205,000	—	6,205,000

Total intangible assets	$73,123,000	$(17,689,000)	$55,434,000

.

				Estimated
	December 31, 2005			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$26,599,000	$(4,082,000)	$22,517,000	9 years

Program participation costs	$205,225,000	$(4,202,000)	$201,023,000	25 years

Amortized intangible assets:
Customer relationships	$12,749,000	$(4,938,000)	$7,811,000	24 years
Engineering drawings	20,881,000	(1,299,000)	19,582,000	18 years
Contract backlog	12,203,000	(4,225,000)	7,978,000	3 years
In-house libraries	8,297,000	(516,000)	7,781,000	18 years
Technology licenses	7,003,000	(784,000)	6,219,000	10 years
Patents	4,017,000	(430,000)	3,587,000	11 years

Total amortizable intangible assets	65,150,000	(12,192,000)	52,958,000
Indefinite-lived trademarks	5,588,000	—	5,588,000

Total intangible assets	$70,738,000	$(12,192,000)	$58,546,000

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

During the third quarter of 2006, the Company recorded a charge to interest expense of $1.0 million for the write-off of unamortized debt issuance costs related to prepayments on its senior term loans.

The aggregate amortization expense during the three months ended September 30, 2006 and 2005 was $4.2 million and $3.7 million, respectively, and $12.2 million and $10.9 million during the nine months ended September 30, 2006 and 2005, respectively.

The estimated amortization expense for intangible assets, program participation costs and debt issuance costs (non-cash interest), assuming no increases or decreases in the gross carrying amounts, for the balance of the year and in each of the five succeeding years, is as follows:

		Program	Debt
	Intangible	Participation	Issuance
	Asset -	Costs -	Costs -
Year Ending December 31,	Amortization	Amortization	Amortization

Remainder of 2006	$1,900,000	$2,300,000	$800,000
2007	7,000,000	9,100,000	3,200,000
2008	4,100,000	9,100,000	3,100,000
2009	3,300,000	9,100,000	2,900,000
2010	3,300,000	9,100,000	2,800,000
2011	3,100,000	9,100,000	2,500,000

12.	Segments

The following tables represent financial information about the Company’s segments:

	Three Months Ended
	September 30,	September 30,
	2006	2005

Net Sales:
Aircraft Braking Systems	$88,361,000	$84,022,000
Engineered Fabrics	18,051,000	15,968,000

	$106,412,000	$99,990,000

Operating Profit:
Aircraft Braking Systems	$33,401,000	$27,091,000
Engineered Fabrics	2,879,000	1,534,000

Operating income	36,280,000	28,625,000
Interest expense, net of interest income	(16,270,000)	(13,992,000)

Income before income taxes	$20,010,000	$14,633,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended
	September 30,		September 30,
	2006		2005
Net Sales:
Aircraft Braking Systems	$248,537,000	(a)	$231,683,000
Engineered Fabrics	51,590,000		47,299,000

	$300,127,000		278,982,000

Operating Profit:
Aircraft Braking Systems	$88,521,000	(b)	$67,821,000
Engineered Fabrics	6,893,000		3,577,000

Operating income	95,414,000		71,398,000
Interest expense, net of interest income	(42,162,000)		(43,482,000)

Income before income taxes	$53,252,000		$27,916,000

(a)	Includes $2.4 million of sales relating to past due amounts owed under a licensing agreement.

(b)	Includes a $2.5 million charge related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006.

	September 30,	December 31,
	2006	2005
Total Assets:
Aircraft Braking Systems	$1,258,203,000	$1,221,962,000
Engineered Fabrics	135,493,000	133,731,000
Debt issuance costs, net, not allocated to segments	18,858,000	22,517,000
Corporate assets	3,729,000	5,708,000

	$1,416,283,000	$1,383,918,000

The results from April 1, 2006 for NASCO are included within the results for Aircraft Braking Systems.

13.	Product Warranty

Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty for the nine months ended September 30, 2006 is as follows:

Balance at December 31, 2005	$12,674,000
Current provisions	5,413,000
Expenditures	(5,260,000)

Balance at September 30, 2006	$12,827,000

The current and long-term portions of product warranties are as follows:

	September 30,	December 31,
	2006	2005

Current liabilities	$11,698,000	$12,327,000
Long-term liabilities	1,129,000	347,000

Total	$12,827,000	$12,674,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

14.	Employee Benefit Plans

The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$1,190,000	$836,000	$3,356,000	$2,897,000
Interest cost	2,331,000	2,192,000	6,901,000	6,577,000
Expected return on plan assets	(2,288,000)	(2,228,000)	(6,848,000)	(6,674,000)

Net periodic benefit cost	$1,233,000	$800,000	$3,409,000	$2,800,000

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$448,000	$478,000	$1,344,000	$1,434,000
Interest cost	1,400,000	1,396,000	4,200,000	4,188,000

Net periodic benefit cost	$1,848,000	$1,874,000	$5,544,000	$5,622,000

The Company did not make any contributions to its qualified defined benefit pension plans during the first nine months of 2006 and does not plan to make any during the remainder of 2006. The Company made $0.3 million of contributions related to its supplemental executive retirement plan during the first nine months of 2006 and expects to contribute an additional $0.2 million during the remainder of 2006.

15.	Financial Instruments

The carrying amounts of all financial instruments reported on the consolidated balance sheets at September 30, 2006 and December 31, 2005 approximate their fair value, except as discussed below.

The estimated fair value of the Company’s 7 3/4% Notes, based on quoted market prices or on current rates for similar debt with the same maturities was approximately $314.6 million and $317.0 million at September 30, 2006 and December 31, 2005, respectively. The estimated fair value of the Company’s outstanding indebtedness on the credit facility approximates its fair value because the interest rates on the debt are reset on a frequent basis to reflect current market rates.

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

The three month LIBOR interest rate at September 30, 2006 was 5.37%.

None of these derivatives were designated as hedges; accordingly, all changes in their fair value were recognized in earnings.

The carrying amount of the interest rate cap was recorded as a long-term asset of $39,000 and $87,000 on the consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. The change in its fair value of $122,000 and $8,000 was recorded in the consolidated statements of income as an increase to interest expense during the three months ended September 30, 2006 and 2005, respectively. The change in its fair value of $48,000 and $272,000 was recorded in the consolidated statements of income as an increase to interest expense during the nine months ended September 30, 2006 and 2005, respectively.

The fair values of the interest rate swaps at September 30, 2006 and December 31, 2005 were $1.9 million and $1.4 million, respectively, which were recorded as long-term assets on the consolidated balance sheets. The change in the fair value of the interest rate swaps was recorded as an increase to interest expense in the consolidated statements of income of $942,000 and $0.0 during the three months ended September 30, 2006 and 2005, respectively, and as a reduction to interest expense of $476,000 and $0.0 during the nine months ended September 30, 2006 and 2005, respectively. The Company received payments of $317,000 and $470,000 from the counterparties to the interest rate swaps during the three and nine months ended September 30, 2006, respectively, which was recorded as interest income in the consolidated statements of income for such periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. They include statements relating to future revenues and expenses, the expected growth of our business and trends and opportunities in the commercial transport, general aviation and military market sectors. These forward-looking statements involve known and unknown risks, uncertainties, and other factors including, but not limited to, those described in “Part 1, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and those described from time to time in our future reports filed with the Securities and Exchange Commission. These factors may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

General

K&F Industries, Inc. and subsidiaries, or “K&F Industries,” “K&F,” “we,” “our” or the “Company,” is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or “Aircraft Braking Systems” and Engineered Fabrics Corporation, or “Engineered Fabrics”.

Performance Evaluation

We evaluate the operations of Aircraft Braking Systems and Engineered Fabrics separately because these two subsidiaries have different products, technologies and operating strategies. Management primarily evaluates the performance of each of these subsidiaries based on profits from operations before interest and income taxes, or “operating profit.” We review these subsidiaries’ sales, bookings, operating profit, operating cash flow, capital expenditures and achievement of productivity initiatives monthly.

In evaluating Aircraft Braking Systems, management also analyzes both reported Available Seat Miles, or “ASMs,” computed by measuring for each flight total seat capacity multiplied by the number of miles flown, and reported Revenue Passenger Miles, or “RPMs,” which are defined as the number of passengers multiplied by the miles flown, to asses the overall state of the commercial aerospace industry. Management also reviews both historical and projected ASM and RPM statistics to evaluate Aircraft Braking System’s past performance and to assist in predicting future expenditures and operating performance.

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

We believe that conditions in the commercial transport and general aviation market sectors continue to improve. We expect to see growth in the high-cycle regional jet market as airlines continue to increase their use of regional jets to add point-to-point service, as well as to drive feeder traffic to their hubs. We believe that this growth will be driven by the 70-90 passenger regional jets (Embraer ERJ-170/190 and Bombardier CRJ-700/900) as opposed to the more mature 30-50 passenger regional jets. We also expect growth in the high-end business jet market due to the perception that they provide greater productivity, comfort, convenience and security, as well as the continued popularity of fractional ownership. We believe we are well-positioned to win new opportunities for original equipment and replacement part sales in these sectors, but if these sectors do not grow as we expect, such opportunities may not arise. We saw strength in sales in the military and general aviation sectors during the three and nine months ended September 30, 2006, while commercial transport sales were level for the three and nine month periods when compared with the prior year.

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

Acquisition of Nasco Aircraft Brake, Inc.

On April 1, 2006, we acquired the common stock of Nasco Aircraft Brake, Inc., or “NASCO” for approximately $19.0 million, including capitalized transaction costs. The acquisition was made using cash on hand and the issuance of a $3.0 million note. The acquisition further diversifies the portfolio of aircraft that K&F services, and provides us with access to proprietary technology and products that enhance our overall product offerings. The results of operations of NASCO have been included in the consolidated statements of income since the date of acquisition.

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

The following tables represent a reconciliation of net income to EBITDA, for the periods indicated:

	Three Months Ended
	September 30, 2006		September 30, 2005

Net income, as reported	$14,721,000		$9,838,000
Adjustments:
Depreciation and amortization expense	7,419,000		6,105,000
Interest expense, net of interest income	16,270,000		13,992,000
Income tax provision	5,289,000		4,795,000

EBITDA	$43,699,000	(a)(b)	$34,730,000	(c)

(a)	Includes pre-tax non-cash stock-based compensation expense of $0.3 million during the three months ended September 30, 2006.

(b)	Includes pre-tax inventory purchase accounting charges of $0.6 million during the three months ended September 30, 2006.

(c)	Includes a pre-tax charge of $5.0 million during the three months ended September 30, 2005, related to the amendment of a management services agreement.

	Nine Months Ended
	September 30, 2006		September 30, 2005

Net income, as reported	$36,324,000		$18,631,000
Adjustments:
Depreciation and amortization expense	21,308,000		18,474,000
Interest expense, net of interest income	42,162,000		43,482,000
Income tax provision	16,928,000		9,285,000

EBITDA	$116,722,000	(a)(b)	$89,872,000	(a)(b)(c)

(a)	Includes pre-tax non-cash stock-based compensation of $0.9 million and $0.1 million during the nine months ended September 30, 2006 and 2005, respectively.

(b)	Includes pre-tax inventory purchase accounting charges of $1.2 million and $12.1 million during the nine months ended September 30, 2006 and 2005, respectively.

(c)	Includes a pre-tax charge of $5.0 million during the nine months ended September 30, 2005, related to the amendment of a management services agreement.

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

We test impairment of goodwill separately for each of our reporting units. Upon completion of the Acquisition, we determined that Aircraft Braking Systems and Engineered Fabrics qualified as reporting units because discrete financial information exists for each operation and the management of each operation directly reviewed the operation’s performance. In the future, if we determine that our current structure no longer meets the requirements of a reporting unit, we will reevaluate the reporting units with respect to the changes in our reporting structure.

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

Pension and Other Postretirement Benefits.  We have significant pension and postretirement benefit costs and liabilities. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, rate of increase in health care costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants use actuarial factors such as withdrawal rates and mortality rates to develop our valuations. We generally review and update these assumptions at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension and postretirement benefits expense we have recorded or may record.

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

The expected long-term rate of return determined on this basis was 9.0% in both 2005 and 2006. The expected long-term rate of return on plan assets has been based on an asset allocation assumption of 60% in equity, with an expected long-term rate of return on assets of 10%, and 40% in fixed income, with an expected long-term rate of return on assets of 7%.

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

Business Segment Financial Information

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Sales:
Aircraft Braking Systems	$88,361,000	$84,022,000	$248,537,000	$231,683,000
Engineered Fabrics	18,051,000	15,968,000	51,590,000	47,299,000

Total	$106,412,000	$99,990,000	$300,127,000	278,982,000

Gross Profit:
Aircraft Braking Systems	$45,432,000	$45,321,000	$125,824,000	$110,017,000
Engineered Fabrics	4,658,000	3,219,000	11,301,000	8,851,000

Total	$50,090,000	$48,540,000	$137,125,000	$118,868,000

Gross Profit Margin:
Aircraft Braking Systems	51.4%	53.9%	50.6%	47.5%
Engineered Fabrics	25.8%	20.2%	21.9%	18.7%
Consolidated	47.1%	48.5%	45.7%	42.6%

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and September 30, 2005

Our net sales for the nine months ended September 30, 2006 totaled $300,127,000, reflecting an increase of $21,145,000, compared with $278,982,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $16,854,000 and at Engineered Fabrics of $4,291,000.

General aviation sales at Aircraft Braking Systems increased $10,362,000, primarily due to higher sales of wheels and brakes on Gulfstream, Dassault and Raytheon aircraft. Military sales at Aircraft Braking Systems increased $6,760,000, primarily due to higher sales of wheels and brakes on the Lockheed Martin C-130 and F-16 and Boeing B-1B programs and due to the settlement with a customer for approximately $2.4 million relating to past due amounts owed to us by them under a licensing agreement. Commercial transport sales at Aircraft Braking Systems decreased $268,000, primarily due to lower sales of wheels and brakes on the Boeing DC-9, DC-10 and MD-80 and on the Bombardier CRJ-100/200 and CRJ-700 programs, partially offset by higher sales of wheels and brakes on the Embraer ERJ-170 and ERJ-190 and the Boeing MD-90 programs and higher sales of brake control systems on the Boeing MD-11 program. Sales at Engineered Fabrics increased $4,291,000 primarily due to higher military sales of fuel tanks for the Boeing AH-64, CH-47 and KC-135, the Lockheed Martin C-130 and various other fuel tank programs, partially offset by lower sales on the Northrop Grumman T-38 and Sikorky UH-60 Blackhawk and SH-60 Seahawk programs.

Our gross profit increased by $18,257,000 to $137,125,000, or 45.7% of sales for the nine months ended September 30, 2006, compared with $118,868,000, or 42.6% of sales for the same period in the prior year. The increase in gross profit was primarily attributable to $12,084,000 of inventory purchase accounting charges recorded in 2005 related to the Acquisition, higher sales volume and results of our productivity initiatives. Partially offsetting this increase was a $2,500,000 charge recorded in 2006 related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006 (such materials were all shipped to customers by September 30, 2006), higher expensed Program Participation Costs (see table below), higher amortization of intangible assets (see Note 11 to the condensed consolidated financial statements) and inventory purchase accounting charges of $1.2 million related to the NASCO acquisition.

The following table provides additional information detailing Program Participation Costs:

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Gross Program Participation Costs	$30,276,000	$30,217,000
Amount capitalized during period	(23,380,000)	(19,718,000)
Amortization of Program Participation Costs	6,661,000	1,886,000

Program Participation Costs expensed in period	$13,557,000	$12,385,000

Aircraft Braking Systems’ gross profit was $125,824,000, or 50.6% of sales for the nine months ended September 30, 2006, compared with $110,017,000, or 47.5% of sales for the same period in the prior year. The gross margin increased primarily due to $11,293,000 of inventory purchase accounting charges recorded in 2005 related to the Acquisition, the beneficial overhead absorption effect of fixed costs relating to the higher sales and results of our productivity initiatives. Partially offsetting this increase was a $2,500,000 charge recorded in 2006 related to a retroactive price increase for certain materials purchased over the 12 months ended June 30, 2006 (such materials were all shipped to customers by September 30, 2006), higher expensed Program Participation Costs (see table above), higher amortization of intangible assets (see Note 11 to the condensed consolidated financial statements) and inventory purchase accounting charges of $1.2 million related to the NASCO acquisition. Engineered Fabrics’ gross profit was $11,301,000, or 21.9% of sales for the nine months ended September 30, 2006, compared with $8,851,000, or 18.7% of sales for the same period in the prior year. The gross margin increased primarily due to $791,000 of inventory purchase accounting charges recorded in 2005 related to the Acquisition and the beneficial overhead absorption effect of fixed costs attributable to the higher sales volume, partially offset by an unfavorable mix of products sold and higher amortization of intangible assets.

Independent research and development costs increased by $272,000 for the nine months ended September 30, 2006, as compared with the same period in the prior year. This increase was primarily due to advancement of our electric brake technology and higher development costs on the Embraer Phenom 100 program, partially offset by decreases on various other research and development programs.

Selling, general and administrative expenses decreased by $1,153,000 during the nine months ended September 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to a $5.0 million charge recorded in 2005, relating to the amendment of our management services agreement with Aurora Management Partners and the favorable settlement for us of $0.8 million as a plaintiff in a class action lawsuit, partially offset by higher legal and consulting fees in addition to insurance premiums, accounting and other compliance and administrative expenses as a result of K&F Holdings being a publicly traded company since August 2005, as well as higher sales commissions and the adoption of SFAS No. 123(R) in 2006 which resulted in $660,000 of stock-based compensation expense.

Amortization of intangible assets decreased by $4,878,000 during the nine months ended September 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to the finalization of the allocation of purchase price relating to the Acquisition during the fourth quarter of 2005. This resulted in the reallocation of approximately $126.0 million from intangible assets to Program Participation Costs, both of which have an estimated useful life of 25 years. The amortization of Program Participation Costs is charged to cost of sales while the amortization of certain intangible assets is charged to operating expense. In addition, during the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods will not be revised for comparative purposes as the effect of the revision does not have a material impact on the consolidated financial statements. See Note 11 to the condensed consolidated financial statements.

Our net interest expense decreased by $1,320,000 during the nine months ended September 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to interest earned on the settlement of past due amounts owed under a licensing agreement, gains related to fair value adjustments for our interest rate swaps, lower amortization of debt issuance costs and a lower average outstanding balance on our senior term loans, partially offset by higher interest rates on the senior term loans.

Our effective tax rate of 31.8% for the nine months ended September 30, 2006 differs from the statutory rate of 35.0% as a result of tax benefits derived from export sales, domestic production activities and research credits, partially offset by state and local income taxes and taxes related to repatriated earnings. Our effective tax rate of 33.3% for the nine months ended September 30, 2005 differs from the statutory rate of 35.0% primarily due to tax benefits derived from export sales and a reduction in our effective state tax rate, partially offset by a net increase in our tax reserves.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005

Our net sales for the three months ended September 30, 2006 totaled $106,412,000, reflecting an increase of $6,422,000, compared with $99,990,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $4,339,000 and at Engineered Fabrics of $2,083,000.

General aviation sales at Aircraft Braking Systems increased $6,105,000, primarily due to higher sales of wheels and brakes on Gulfstream and Dassault aircraft. Military sales at Aircraft Braking Systems decreased $1,262,000, primarily due to lower sales of wheels and brakes on the Boeing B-1B program. Commercial transport sales at Aircraft Braking Systems decreased $504,000, primarily due to lower sales of wheels and brakes on the Boeing DC-9, DC-10 and MD-80 programs, partially offset by higher sales of brake control systems on the Boeing MD-11 and higher sales of wheels and brakes on the Embraer ERJ-190 and Bombardier CRJ-700 programs. Sales at Engineered Fabrics increased $2,083,000 primarily due to higher military sales of fuel tanks for the Boeing AH-64 and CH-47, Lockheed Martin C-130 and various other fuel tanks programs and higher sales of interiors for helicopters, partially offset by lower sales on the Sikorsky UH-60 Blackhawk and Northrop Grumman T-38 programs.

Our gross profit increased by $1,550,000 to $50,090,000, or 47.1% of sales for the three months ended September 30, 2006, compared with $48,540,000, or 48.5% of sales for the same period in the prior year. The increase in gross profit was primarily attributable to the higher sales volume, results of our productivity initiatives and lower expensed Program Participation Costs (see table below), partially offset by higher amortization of intangible assets and inventory purchase accounting charges of $0.6 million related to the NASCO acquisition.

The following table provides additional information detailing Program Participation Costs:

	Three Months Ended
	September 30,	September 30,
	2006	2005

Gross Program Participation Costs	$9,399,000	$10,286,000
Amount capitalized during period	(7,613,000)	(6,156,000)
Amortization of Program Participation Costs	2,299,000	696,000

Program Participation Costs expensed in period	$4,085,000	$4,826,000

Aircraft Braking Systems’ gross profit was $45,432,000, or 51.4% of sales for the three months ended September 30, 2006, compared with $45,321,000, or 53.9% of sales for the same period in the prior year. The gross margin decreased primarily due to higher amortization of intangible assets and inventory purchase accounting charges of $0.6 million related to the NASCO acquisition, partially offset by the beneficial overhead absorption effect of fixed costs relating to the higher sales, results of our productivity initiatives and lower expensed Program Participation Costs (see table above). Engineered Fabrics’ gross profit was $4,658,000, or 25.8% of sales for the three months ended September 30, 2006, compared with $3,219,000, or 20.2% of sales for the same period in the prior year. The gross margin increased primarily due to the beneficial overhead absorption effect attributable to the higher sales volume, partially offset by higher amortization of intangible assets.

Independent research and development costs decreased by $19,000 for the three months ended September 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to higher development costs on various programs, partially offset by the advancement of our electric brake technology.

Selling, general and administrative expenses decreased by $4,521,000 during the three months ended September 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to a $5.0 million charge recorded in 2005, relating to the amendment of our management services agreement with Aurora Management Partners and the favorable settlement for us of $0.8 million as a plaintiff in a class action lawsuit, partially offset by higher legal and consulting fees in addition to insurance premiums, accounting and other compliance and administrative expenses as a result of K&F Holdings being a publicly traded company since August 2005, as well as the adoption of SFAS No. 123(R) in 2006 which resulted in $260,000 of stock-based compensation expense.

Amortization of intangible assets decreased by $1,565,000 during the three months ended September 30, 2006, as compared with the same period in the prior year. This decrease was primarily due to the finalization of the allocation of purchase price relating to the Acquisition during the fourth quarter of 2005. This resulted in the reallocation of approximately $126.0 million from intangible assets to Program Participation Costs, both of which have an estimated useful life of 25 years. The amortization of Program Participation Costs is charged to cost of sales while the amortization of certain intangible assets is charged to operating expense. In addition, during the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods will not be revised for comparative purposes as the effect of the revision does not have a material impact on the consolidated financial statements. See Note 11 to the condensed consolidated financial statements.

Our net interest expense increased by $2,278,000 during the three months ended September 30, 2006, as compared with the same period in the prior year. This increase was primarily due to losses related to fair value adjustments for our interest rate swaps, higher interest rates on the senior term loans and the write-off of unamortized debt issuance costs related to prepayments on our senior term loans, partially offset by a lower average outstanding balance on our senior term loans.

Our effective tax rate of 26.4% for the three months ended September 30, 2006 differs from the statutory rate of 35.0% as a result of tax benefits derived from export sales, domestic production activities, research credits and reversal of tax reserves no longer needed, partially offset by state and local income taxes and taxes related to repatriated earnings. Our effective tax rate of 32.8% for the three months ended September 30, 2005 differs from the statutory rate of 35.0% primarily due to tax benefits derived from export sales and a reduction in our effective state tax rate, partially offset by a net increase in our tax reserves.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $13.6 million at September 30, 2006, compared with $34.7 million at December 31, 2005. Our total debt was $737.6 million at September 30, 2006 and $766.6 million at December 31, 2005. We repaid $29.0 million of debt and we acquired NASCO for $16.0 million in cash and a $3.0 million note during the nine months ended September 30, 2006. We had $48.4 million (which is net of letters of credit of $1.6 million) available to borrow under our $50 million revolving credit facility. At September 30, 2006, we had outstanding $315.0 million of 7 3/4% notes, $0.6 million of 9 5/8% notes and $422.0 million of variable rate indebtedness which had a weighted average interest rate of 7.33%.

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

The credit facility contains certain covenants and events of default that limit us and our subsidiaries from among other things, incurring additional indebtedness, paying dividends, creating liens, making asset sales, making certain restricted payments, making capital expenditures, creating guarantee obligations, creating material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at September 30, 2006.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, our contractual obligations have not materially changed from December 31, 2005, except our commitments to purchase certain raw materials over the next 12 years have increased as a result of arrangements we made during the quarter ended September 30, 2006 to meet our anticipated long-term requirements. As a result, contractual commitments have increased by $11.0 million per year (subject to indexed price escalation and other adjustments in certain events).

Cash Flows

During the nine months ended September 30, 2006, net cash provided by operating activities amounted to $41,003,000 compared with $51,930,000 for the same period in the prior year, a decrease of $10,927,000. Our cash flows from operating activities decreased from the prior year primarily due to the receipt of a $15,425,000 income tax refund received in 2005 relating to expenses incurred in connection with the Acquisition (this item is included in other current liabilities on the statement of cash flows during the nine months ended September 30, 2005), a higher increase in inventory and higher income tax payments, partially offset by higher net income in 2006 and a lower increase in accounts receivable. The increase in the inventory balance at September 30, 2006 versus December 31, 2005 primarily relates to inventory built to support higher projected sales over the remainder of 2006 and into 2007, as well as timing as a result of the mix of products sold versus inventory on hand.

During the nine months ended September 30, 2006, net cash used in investing activities amounted to $33,125,000 versus $20,996,000 for the same period in the prior year, an increase of $12,129,000. This increase was due to cash paid to acquire NASCO of $16,016,000 and capital expenditures of $17,109,000 primarily relating to our new carbon manufacturing facility in Danville, Kentucky, versus the payment of $14,682,000 of deferred purchase price related to the Acquisition and capital expenditures of $6,314,000 in the prior year.

During the nine months ended September 30, 2006, net cash used in financing activities amounted to $29,000,000 versus $18,980,000 for the same period in the prior year. Both amounts primarily relate to the payment of indebtedness.

Current Accounting Pronouncements and Accounting Changes

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or “FASB” issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be as of the beginning of 2008. We are currently evaluating the impact of the adopting of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006, which for us will be in the fourth quarter of 2006. We estimate the impact of adopting SFAS No. 158 to be approximately $10.0 million, reflected as a reduction in net assets on our consolidated balance sheet, with no impact in our consolidated statements of income or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us will be in the fourth quarter of 2006. We do not believe the adoption of SAB No. 108 will have a significant impact on our consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us will be as of the beginning of 2007. We do not believe that the adoption of SFAS No. 155 will have a significant impact on our consolidated financial statements.

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

We had $315.6 million of total fixed rate debt and $422.0 million of variable rate debt outstanding at September 30, 2006. Borrowings under the credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.5 million.

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

The three month LIBOR interest rate at September 30, 2006 was 5.37%.

The carrying amount of the interest rate cap was recorded as a long-term asset of $39,000 and $87,000 on the consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. The change in its fair value of $122,000 and $8,000 was recorded in the consolidated statements of income as an increase to interest expense during the three months ended September 30, 2006 and 2005, respectively. The change in its fair value of $48,000 and $272,000 was recorded in the consolidated statements of income as an increase to interest expense during the nine months ended September 30, 2006 and 2005, respectively.

The fair values of the interest rate swaps at September 30, 2006 and December 31, 2005 were $1.9 million and $1.4 million, respectively, which were recorded as long-term assets on the consolidated balance sheets. The change in the fair value of the interest rate swaps was recorded as an increase to interest expense in the consolidated statements of income of $942,000 and $0.0 during the three months ended September 30, 2006 and 2005, respectively, and as a reduction to interest expense of $476,000 and $0.0 during the nine months ended September 30, 2006 and 2005, respectively. We received payment of $317,000 and $470,000 from the counterparties to the interest rate swaps during the three and nine months ended September 30, 2006, respectively, which was recorded as interest income in the consolidated statements of income.

We have no other derivative financial instruments.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of

September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change to our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 6, 2006