Form 10-K
period 2006-12-31
K&F INDUSTRIES INC
filed 2007-03-16
CIK 851797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of March 5, 2007, there were 1,000 shares of common stock outstanding, all held by K&F Intermediate Holdco, Inc., a wholly owned subsidiary of K&F Industries Holdings, Inc.

The Registrant meets the conditions set forth in general instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:  None

K&F INDUSTRIES, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2006

INTRODUCTION

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “K&F,” “K&F Industries” and the “Company” refer to K&F Industries, Inc., together with its subsidiaries. References to “K&F Holdings” refer to K&F Industries Holdings, Inc., the indirect parent company of K&F. References to “K&F Acquisition” refer to K&F Acquisition, Inc. prior to the merger of K&F Acquisition with and into K&F Industries and to K&F Industries upon and following the consummation of such merger. References to “Intermediate Holdco” refer to K&F Intermediate Holdco, Inc., a wholly owned subsidiary of K&F Holdings and the direct parent company of K&F Industries.

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

Recent Developments

On March 5, 2007, K&F Holdings entered into a definitive merger agreement with Meggitt-USA, Inc., or “Meggitt,” the wholly owned United States subsidiary of Meggitt PLC, a United Kingdom company. Meggitt PLC entered into a guaranty and undertakings agreement pursuant to which it agreed to unconditionally guaranty the obligations of Meggitt under the merger agreement and comply with the obligations imposed on it or its subsidiaries therein. At the effective time of the merger, each issued and outstanding share of common stock of K&F Holdings (other than (i) shares owned by Meggitt PLC or its subsidiaries, or in the treasury of K&F Holdings and (ii) shares held by stockholders properly demanding and perfecting appraisal rights) will be converted into the right to receive $27.00 in cash, without interest. Holders of previously awarded stock options of K&F Holdings will receive cash payments at closing equal to the sum of the difference between the per-share option exercise prices of their respective options and $27.00 for each share subject to an option. Upon completion of the merger, K&F will become a wholly owned subsidiary of Meggitt. The completion of the Merger is subject to terms and conditions customary for a transaction of this type, including approval by K&F Holdings’ stockholders and Meggitt PLC’s shareholders, expiration of the Hart-Scott-Rodino regulatory waiting period, the receipt of certain other governmental approvals and the absence of a material adverse effect with respect to K&F Holdings’ financial condition. The transaction is expected to close in the second quarter of 2007.

Acquisition of Nasco Aircraft Brake, Inc.

On April 1, 2006, we acquired the common stock of Nasco Aircraft Brake, Inc. (“NASCO”) for approximately $19.0 million, including capitalized transaction costs. The acquisition was made using cash on hand and the issuance of a $3.0 million note. The acquisition further diversifies the portfolio of aircraft that we service, and provides access to proprietary technology and products that will enhance our overall product offerings. The results of operations of NASCO have been included in our 2006 consolidated statement of operations since the date of acquisition. Pro forma information has not been included as the results of NASCO are not material to the Company.

The fair values assigned to NASCO were as follows:

Fair value of assets acquired, including goodwill	$21,618,000
Cash paid, net of cash acquired	(16,016,000)
Issuance of note payable	(3,000,000)

Liabilities assumed	$2,602,000

The Acquisition of K&F Industries

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

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014, the borrowing by K&F Industries of $480.0 million under a new $530.0 million senior secured credit facility and $309.8 of equity from K&F Holdings. K&F Holdings contributed $309.8 million of equity to its wholly owned subsidiary, K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to its wholly owned subsidiary, K&F Acquisition, prior to the merger of K&F Acquisition with and into K&F Industries.

All references to events or activities which occurred prior to the acquisition on November 18, 2004, as discussed below, relate to K&F “Predecessor.”

Basis of Presentation

“Program Participation Costs” as used in this Annual Report refer to incentives that we provide to original equipment aircraft manufacturers, or “OEMs,” in connection with their sole source selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration, or (“FAA”)-certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product. Any equipment that is shipped prior to the completion of the FAA-certification process is expensed. In most cases, we do not receive revenue from the OEM for installations of wheel and brake parts, and we do not generate profits until we sell replacement parts to the OEMs’ customers and end-user aircraft operators.

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

Market Share Estimates

When we make statements in this Annual Report about our market share and position in the overall aerospace industry, we are using revenues as our basis of measurement. When we make statements in this Annual Report about our market share and position in the commercial aircraft, general aviation and military sectors of the aerospace and defense industries or with respect to particular categories of aircraft, we are using the number of aircraft in service as our basis of measurement. In addition, when we make statements in this Annual Report about our market share or our position in the aerospace and defense industries, we are making statements of our beliefs. These beliefs are based on data from various sources (including industry publications, surveys and forecasts), on estimates and assumptions that we have made based on that data and our knowledge of the markets for our products. Information concerning international or worldwide markets does not include the People’s Republic of China or the former U.S.S.R., about which accurate information is not readily available. While we believe our third party sources are reliable, we have not independently verified market and industry data provided by third parties. Accordingly, we cannot assure you that any of these assumptions are accurate or that our assumptions correctly reflect our position in our industry.

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

All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

PART I

Item 1.	Business

The Company

We are a leading global designer and manufacturer of aircraft wheels, brakes, brake control systems and flexible bladder fuel tanks for commercial transport, general aviation and military aircraft. Through our subsidiary Aircraft Braking Systems we have approximately 17% of the worldwide market for aircraft wheels, brakes and brake control systems and approximately 40% and 50%, respectively, of the regional aircraft and business jet markets. Through our subsidiary Engineered Fabrics we are the leading supplier of flexible bladder fuel tanks for aircraft and helicopters for the U.S. military, worldwide commercial transport and general aviation markets. During the year ended December 31, 2006, we generated consolidated sales of $424.1 million and net income of $54.4 million.

Aircraft Braking Systems is one of the world’s leading manufacturers of wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. We believe that Aircraft Braking Systems is the largest supplier of wheels and brakes for:

•	regional jets,

•	business jets, and

•	the U.S. military.

Aircraft Braking Systems derives approximately 75% of its sales from programs supplied on a sole source basis and over 75% of its sales from high-margin replacement part sales.

Aircraft Braking Systems is an FAA-certified repair station that provides maintenance for wheels, brakes and brake control systems worldwide from its Akron, Ohio and Slough, England facilities. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft. We derived 82% of our consolidated sales from Aircraft Braking Systems for the year ended December 31, 2006.

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

Engineered Fabrics also produces iceguards for de-icing and anti-icing of aircraft rotor blades and inlets. In addition, Engineered Fabrics manufactures and sells aircraft interiors, fuel tank sealants, inflatable oil booms, towable storage bladders and various other products made from coated fabrics for military and commercial uses. We derived 18% of our consolidated sales from Engineered Fabrics for the year ended December 31, 2006.

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

Aircraft wheel and brake suppliers derive a majority of their revenues from aftermarket replacement parts. In accordance with industry practice in the commercial transport and general aviation industries, aircraft wheel and brake suppliers customarily sell original wheel and brake assemblies at or below cost, and make cash payments, in order to win selection of their products by airframe manufacturers. These investments are typically recouped through the sale of replacement parts within the first half of the life of an aircraft. The average life for most modern aircraft is over 25 years. Price concessions on original wheel and brake equipment are not customary in the military market. Although manufacturers of military aircraft generally select only one supplier of wheels and brakes for each model, the government has approved at times the purchase of specific component replacement parts from suppliers other than the original supplier of the wheel and brake system.

Demand for wheel and brake overhaul and replacement business is driven primarily by the frequency of aircraft landings, rather than the number of new aircraft deliveries. The aerospace industry often uses Available Seat Miles, or “ASMs,” as a measure that generally correlates to the number of landings, computed by measuring for each flight total seat capacity multiplied by the number of miles flown. The FAA is projecting that ASMs for U.S. mainline carriers and regional carriers will have a compound annual growth rate of 4.2% and 6.2% from 2006 to 2017, respectively.

Market Sectors

We compete in the commercial transport, general aviation and military market sectors within the aerospace and defense industries. We believe that we are well-positioned for growth within these sectors.

Commercial Transport.  The commercial transport market sector includes large commercial transport aircraft (generally 120 seats or more) and regional aircraft (generally between 30 and 120 seats). We supply high-cycle regional jets, which make more frequent landings than larger aircraft and thus require replacement parts more frequently. The number of regional jets is projected to grow from 1,841 in 2006 to 2,819 in 2017, an average annual increase of 4.0%. We expect airlines to continue to use regional jets to add point-to-point service, as well as to drive feeder traffic to their hubs. We also expect to see additional regional jet growth internationally. Worldwide, Rolls Royce forecast deliveries of 8,337 commercial transport aircraft, holding 30 to 110 passengers, in the time period 2006-2025.

General Aviation.  The general aviation market sector includes business and personal aircraft (generally 19 seats or fewer). We believe that business jet sales have experienced and will continue to experience growth due to the perception that they provide greater productivity, comfort, convenience and security. We also expect that business jet utilization will benefit from the continued popularity of fractional ownership of aircraft. Fractional fleet aircraft are generally used more often than corporate or personal aircraft, resulting in more landings and thus more frequent replacement of wheels and brakes. In addition, air taxis and aircraft membership interests are expected to contribute to additional growth in this sector. Rolls Royce (a major aircraft engine manufacturer) projects approximately 24,000 business jets will be delivered between 2006 and 2025.

Military.  Military aircraft spending is driven by efforts to modernize and retrofit aging platforms and the emphasis by the Department of Defense, or “DoD,” on flexible force deployment. Due to reduced commitments for new aircraft, the average age of military aircraft continues to increase, with resultant increases in operations and maintenance expense. We believe these factors will increase demand for both Aircraft Braking Systems’ wheel and brakes and for Engineered Fabrics’ fuels tanks and other products.

Competitive Strengths

We believe that our competitive position is attributable to a number of key strengths, including the following:

Leader in Attractive Industry Sectors Poised for Growth.  We believe we have our products on approximately 40% and 50%, respectively, of regional aircraft and business jets that are in service. We believe Aircraft Braking Systems is positioned for growth as airlines increase their use of regional jets and demand for business jets grows. In the past several years, we have won a number of new platforms in each of these market sectors. In addition, Engineered Fabrics supplies over 50% of the flexible bladder fuel tanks for the U.S. military. We expect sales of our fuel tanks to increase as the DoD’s requirements for more flexible force deployment and aircraft modernization drives growth in this market.

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

Well-Balanced Portfolio of Programs with Strong Recurring Cash Flows.  Our portfolio of programs is well-balanced across all stages of an aircraft’s lifecycle. Our programs in the “mature” stage generate cash flows from replacement part sales without requiring additional investment and development costs. In addition, we are investing in “development” and “growth” stage programs, which we expect will provide recurring revenues and growth in the future. We have recently won development stage programs with manufacturers such as Embraer, Bombardier, Dassault, GROB Aerospace and Adam Aircraft. As a result of these and other program wins, over the next five years, we expect to:

•	increase our sales of replacement parts;

•	increase the number of high-cycle aircraft in our portfolio;

•	increase revenues per aircraft in our portfolio; and

•	decrease the average age of the total fleet using Aircraft Braking Systems’ products.

We sell the majority of our aftermarket products through our annual parts catalog. Our pricing strategies for our annual parts catalog generally result in favorable margins over the life of a program. We believe these favorable margins are also the result of our stable production costs, our implementation of certain productivity initiatives beginning in 2005, high-quality products that result in few warranty claims, attractive program contracts, efficient distribution network, strong market positions and highly-skilled work force.

History of Successful Product Innovation.  We have a history of engineering design and successful product innovation that we believe has allowed us to offer our customers superior performance and overall cost efficiency while enabling us to strengthen our relationships with our customers and win new platforms. We believe that our ability to integrate the design and performance characteristics of wheels, brakes and brake control systems into a customized total braking system solution provides Aircraft Braking Systems with a competitive advantage. We won the first carbon brake production contract for the Boeing F-15 and later built the industry’s first electric brake unit in the 1980s. Over the past several years, we developed our next-generation NuCarb® carbon brakes, which are currently used on the Embraer ERJ-170/175/190/195 regional jets as well as the Dassault Falcon 7X large business jet. We expect NuCarb® brakes to be a key driver of program wins in the future. In addition, Engineered Fabrics is a leader in flexible bladder fuel tank innovation. For example, Engineered Fabrics has redesigned various tanks to reduce their weight and extend their useful life and also has pioneered external self-sealing applications on aircraft and ground vehicles.

Our Growth Strategy

We have focused on growing our business by:

Expanding our Presence on High-Cycle Regional Jets and Business Jets.  Aircraft Braking Systems has focused on supplying equipment for high-cycle regional jets and business jets. For example, we are the sole source supplier for wheels and brakes on all of Bombardier’s regional jets and all of the Embraer ERJ-170/175/190/195 regional jets. We intend to capitalize on the growing number of high-cycle regional jets and business jets and the resulting opportunities for new program wins and replacement part sales.

Increasing Our Leading Position on Military Aircraft.  We believe we supply more wheels, brakes and flexible bladder fuel tanks to the U.S. military than any other supplier. We supply programs for fighters, transports, helicopters, attack, reconnaissance and bombers, as well as high-cycle trainers. We expect increased spending on the fleet of approximately 10,000 military aircraft that utilize our portfolio of products through parts replacement, upgrades and modernization activities and believe that we are well-positioned to win additional program opportunities.

Pursuing Continued Growth at Engineered Fabrics.  Engineered Fabrics’ sales have grown from $47.2 million in 2002 to $55.3 million in 2003 to $59.5 million in 2004 to $64.7 million in 2005 to $74.4 million in 2006. We will continue to support the U.S. military’s efforts to maintain, upgrade and retrofit its aging fleet of strategically important platforms. For instance, Engineered Fabrics was chosen by the U.S. Air Force to supply full 16-tank ship sets for more than 90 of its 500 aircraft fleet of KC-135 aerial refueling planes in addition to spares. Many of these planes are over 40 yrs old and we believe there is a significant opportunity to provide tanks for the remaining KC-135s not covered under this agreement. We will also continue to pursue growth through the development of new products and technologies, such as our new fuel tank sealant technology, EFC-100®. In addition, we intend to capitalize on the recent trend of customers outsourcing a greater portion of their manufacturing process. For example, Sikorsky has already awarded Engineered Fabrics a contract to provide interior panels on the Sikorsky UH-60 Blackhawk helicopter. In addition, Engineered Fabrics is the sole source supplier of iceguards on the Bell/Boeing V-22 Osprey.

Expanding Presence in Targeted International Markets.  We will continue to focus on high-growth international markets. Aircraft Braking Systems was selected to supply the complete braking system for the German GROB Aerospace SP Utility Jet, teamed with German landing gear manufacturer Liebherr to provide the complete braking systems on China’s new AVIC 1 ARJ-21 regional jet and previously won the programs to supply the wheels, brakes and brake control systems on the Korean Aerospace KAI T-50 Trainer and the Taiwanese AIDC Indigenous Defense Fighter, all sole source programs. We intend to leverage our success on these programs by identifying and pursuing new platform, retrofit and aftermarket sales opportunities in these regions.

Lifecycle Stages

The lifecycle of a typical aircraft program consists of four stages: (1) the development stage, (2) the growth stage, (3) the mature stage and (4) the decline stage. During the development stage the aircraft manufacturer will select suppliers for various components and parts, including wheels, brakes and brake control or anti-skid systems. In a sole source arrangement, the manufacturer will then agree that the supplier will be the only supplier of the parts, and the supplier will agree to provide the original equipment, as well as any applicable cash payments. Airframe manufacturers work with such suppliers to obtain certification of the airframe and its parts. No revenues are generated by the suppliers during this stage, as the program has not yet begun production. Once the program has been certified, the program enters the growth stage and the airframe manufacturer will commence delivery and complete the production of the aircraft fleet. During this stage, aircraft wheel and brake suppliers generally continue to invest in the original equipment outfitted on new deliveries of commercial transport and general aviation aircraft by delivering such equipment at less than cost, but also receive cash flows from initial provisioning and replacement parts provided to those planes already in service. The mature stage for an aircraft program begins after the entire fleet has been delivered. This is the most profitable stage, as no additional investments are required and the maximum number of program aircraft are then in service. The decline stage begins when individual planes are taken out of service. Although aircraft wheel and brake suppliers still realize cash flows during this stage, replacement part orders decrease as the size of the operating fleet shrinks.

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
Aircraft Braking Systems

Products

The following table shows the distribution of sales of aircraft wheels and brakes, brake control systems and fuel tanks as a percentage of our total sales:

	Year Ended December 31,
	2006	2005	2004

Wheels and brakes	73%	75%	76%
Brake control systems	9	8	7
Fuel tanks	14	13	13
Other	4	4	4

Total	100%	100%	100%

Aircraft Braking Systems.  Aircraft Braking Systems’ products are installed on approximately 25,000 commercial aircraft, general aviation and military aircraft. Current fleets of commercial transport aircraft include the Boeing MD-90, DC9, DC10, Fokker F-100/70, Fokker F-27/28, Fokker F-50/60, Fairchild Do 228, Saab 340 and Saab 2000, all of which Aircraft Braking Systems is the sole certified supplier. In addition, Aircraft Braking Systems is a supplier of replacement parts for the dual-sourced Boeing MD-80 and ATR-42 regional turboprop programs.

Aircraft Braking Systems’ wheels and brakes have been selected as the sole certified supplier for use on a number of high-cycle airframe designs. We are the sole certified supplier of wheels and brakes for Bombardier’s CRJ-100/200, CRJ-440, CRJ-700, CRJ-705 and CRJ-900 regional jets. Since its introduction in late 1992, Bombardier has delivered approximately 1,300 Canadair Regional Jets that are currently in service. In addition, Aircraft Braking Systems is the sole certified supplier of wheels and carbon brakes for the Embraer EMB-170/175/190 and 195 aircraft, a family of regional jets, with the first platform having entered service during 2004. There are currently 619 firm orders and 568 options for these Embraer aircraft with 209 delivered as of the end of 2006.

In the general aviation sector, we have been selected to supply the wheels and brakes for the new Dassault Falcon 7X long-range business jet, and we supply wheels and brakes for such general aviation aircraft in production as the Raytheon Hawker 400XP, the Dassault Falcon 900EX/DX, the Gulfstream GS150, GS200, GS350 and GS450 and the Learjet 60. In addition, we have been selected to provide wheels and brakes for new very light jet platforms that will be used in the emerging air taxi industry, including the Embraer Phenom 100 and the Adam Aircraft A700 Adam Jet. Some of the military platforms using wheels and brakes supplied by Aircraft Braking Systems are the Boeing B-1B bomber and Lockheed Martin’s F-117 fighter jet and C-130 transport. We also supply the wheels, brakes and brake control systems on a number of international fighters and trainers including the Korean Aerospace KAI T-50 Trainer and the Aermacchi M346.

Aircraft Braking Systems’ brake control systems, which are integrated into the total braking system, are designed to minimize the distance required to stop an aircraft by controlling applied brake pressure to maximize brake performance for variations in the braking force while also preventing the wheels from locking and skidding. We believe that our ability to integrate the design and performance characteristics of wheels, brakes and brake control equipment into a complete braking system provides Aircraft Braking Systems with a competitive advantage. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

The table below is a summary of the principal aircraft platforms that are either equipped with Aircraft Braking Systems products or that are in the “development” stage.

Commercial Transport		General Aviation		Military

		Adam Aircraft:	A700
		Aero-Commander:	690
Airbus:	A-320	Aerospatiale:	SN601	Aermacchi:	M346
	A-321	Astra:	SPX	Aerospatiale:	SA-360/365
ATR:	ATR-42		Galaxy	Augusta/Westland:	A-129
AVIC 1:	ARJ21	Augusta/Westland:	A139	AIDC:	IDF
Boeing:	B707-320 B/C	Bell:	206/212/230/412
	DC 3/4/6/7/8	Boeing Vertol:	234	Alenia:	C27J
	DC9-10/15	Bombardier:	CL600/601/604/605	Boeing:	A -4
	DC9-20/30		CL850/870/890		B-1B
	DC9-40/50		Lear 23/24/25		E-3/E-6/E-8
	DC10-10/15		Lear 32/35		F-4
	DC10-30/40		Lear 55/55C		F-15
	MD-11		Lear 31A		CH-46
	MD-81/82/87		Lear 60 Series		CH-47SD
	MD-83/88	Cessna:	Citation 500/550		T-2
	MD-90		310/401/402		T-2B
Bombardier:	CRJ-100/200/440		414/421/441		T-33
	CRJ-700	Dassault:	Falcon 10/100	Bombardier:	CT-114
	CRJ-705		Falcon 20/200		DHC-5
	CRJ-900		Falcon 50	CASA:	C-101
	DHC-4		Falcon 50EX		CASA 212
	DHC-6		Falcon 900EX	Cessna:	A-37
	DHC-8-400		Falcon 900DX		AT-37
CASA:	C212		Falcon 7X	Fairchild:	A-10
Convair:	Convair 340/440	GROB Aerospace:	SP	IAI:	Arava
	Convair 580	Gulfstream:	GS I	KAI:	T-50
Embraer:	ERJ-170		GS II		A-50
	ERJ-175		GS IIB/III/IV	Kaman:	K-2
	ERJ-190		GS100	Lockheed Martin:	C-130 Series
	ERJ-195		GS150		C-130J
Fairchild:	Do27/28		GS200		C-141
	Do228		GS350		F-16
	Do328		GS450		F-117A
	Metro III	IAI:	1121,1123,1124	Mitsubishi:	F-2

Commercial Transport		General Aviation		Military

	Metro 23	Mitsubishi:	MU-2	Northrop Grumman:	A-6
Fokker:	F27		MU-300/300A		B-2
	FH227	Piper:	PA31 P/T		E-2
	F28	Raytheon:	B 90/100/200		EA-6B
	F50		Beechjet 400/400A		F-5 E/F
	F60		Hawker Horizon		F-14
	F70		Hawker 400XP		OV-1
	F100	Sabreliner:	Sabreliner 40/60	Panavia:	Tornado
Lockheed Martin:	L100		Sabreliner 65	Pilatus:	PC-6
	L1011		Sabreliner 70/75/80	Raytheon:	T-1A
Mitsubishi:	YS11	Sikorsky:	S61	Saab:	J-35
Nord:	Nord 262		S76		105
Raytheon:	B99	Sino-Swearingen:	SJ30-2		JAS-39
	B1200			Sikorsky:	CH-53
	B1900				CH-60
Saab:	Saab 340				SH-60
	Saab 2000			Westland:	Lynyx
Super Lynnx

Engineered Fabrics.  Engineered Fabrics is the leading supplier of flexible bladder fuel tanks for aircraft and helicopters for the U.S. miliary, worldwide commercial transport and general aviation markets. Flexible bladder fuel tanks are manufactured by combining multiple layers of coated fabrics and adhesives. During the year ended December 31, 2006, sales of fuel tanks accounted for approximately 78% of Engineered Fabrics’ total sales. For military helicopter applications, Engineered Fabrics’ fuel tanks feature encapsulated layers of rubber which expand in contact with fuel, thereby sealing off holes or gashes caused by bullets or other projectiles penetrating the walls of the fuel tank. Engineered Fabrics is the only FAA-certified U.S. supplier of polyurethane manufactured fuel tanks, which feature proprietary “selfsealing” technology that significantly reduces the potential for fires, leaks and spilled fuel.

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

Engineered Fabrics has been benefitting from a recent trend whereby customers are outsourcing a greater portion of their manufacturing process. For example, Sikorsky contracted Engineered Fabrics to provide interior panels on their UH-60 Blackhawk helicopter. We expect this trend will enable us to increase our revenue per aircraft at Engineered Fabrics as additional product placement opportunities arise.

Some of the fleets of aircrafts on which Engineered Fabrics’ flexible bladder fuel tanks are used include:

Commercial Transport		General Aviation		Military

Boeing:	707-120	Bell:	206B	Bell:	AH-1, OH58
	707-320		214-ST		V-22, CV-22, MV-22, ARH
	727	Boeing		Boeing:	RC-135, KC-135
	737	Helicopters:	MD-500 MD-600		E-3, KE-3A, E-8C
	767	Cessna:	310, 320, 340, 401		KC-10A, T43, A3D
	DC9		402, 411, 414, 421		F-15A/B, C/D, E, B-52
	DC10	ERA:	425, 650, A188	Boeing Helicopters:	AH-64, CH-46
	DC-10XR		U206, P206, T310		CH-47 C/D, OH-6
	MD-11	Fargo:	412, BK117, B0105		V-22, CV-22, MV-22
	MD-80	IAI:	MD900	Lockheed Martin:	C-130, F-16
	MD-83	Learjet:	1121, 1122, 1123,	Northrop Grumman:	F-14, F-20
	MD-87		1124, 45, 60		F-18 C/D, E/F
	C9A	Piper Aircraft:	31, 35, 45		A-10, T-38
	C9B		60, Max 124	Pratt & Whitney:	CH-124
Bombardier:	CL-215		PA25, PA31P	Raytheon Missile:	Tomahawk
Raytheon:	1900		PA 31T,		Tactical Tomahawk
			PA31-310		MALD
			PA31-325, PA34	Robertson:	Extended Range
			PA42, PA42-100		CEFS
		Raytheon:	35-33, 35, 36, 38	Sikorsky:	S-61, HH-3F
			48, 50, 56TC, 60		ACAP, CH-53
			65, 65-68, 65-80		CV-Helo, HH60
			65-90, 68, 70-95		CV-Helo, HH60
			99, 100, 200, 400A		MHJ3, SH-60
			1900, 200, T-1A		SH3A, SH3D
		Sabreliner:	40, 60, 65, 70, 80		UH60 Blackhawk S70
		Schweizer:	333C, 300		VH60
		Twin Commander:	500, 560, 680, 681	Schweizer:	VTUAV
			685, 690-A, 695B	Westland:	US101
720, 840, 980

Sales and Customers

We sell our products to more than 250 airlines, aircraft manufacturers, governments and distributors across the commercial transport, general aviation and military sectors. Sales to the U.S. government represented approximately 24%, 25%, and 23% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of total sales.

The following table shows the distribution of our total sales by respective market, as a percentage of total sales:

	Year Ended December 31,
	2006	2005	2004

Commercial transport	50%	52%	54%
Military (U.S. and foreign)	29	29	28
General aviation	21	19	18

Total	100%	100%	100%

Commercial Transport.  Customers for our products in the commercial transport market include a wide variety of aircraft manufacturers, commercial airlines and replacement part distributors. Our products are used on a broad range of large commercial transport, regional jet and other commuter aircraft. Customers include Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swiss Airlines, Northwest Airlines, Continental Airlines, American Airlines, Saudi Arabian Airlines, Aeromexico, TAM Airlines, Asiana Airlines, China Eastern Airlines and maintenance, repair and overhaul operations at Honeywell and Goodrich Corporation. We provide replacement parts to aircraft manufactured by, among others, Boeing, Airbus, Bombardier and Embraer.

General Aviation.  Customers in the general aviation market include airframe manufacturers, such as Gulfstream, Raytheon Aircraft, Bombardier, Cessna, Dassault and Israeli Aircraft Industries, and distributors, such as Aviall. We supply brake control systems to Gulfstream, Dassault and other aircraft manufacturers. General aviation jet aircraft using our wheels and brakes exclusively include the Raytheon Hawker 400XP and Hawker Horizon, the Bombardier Lear series 20, 30, 50 and 60, the Gulfstream GSI, GSII, GSIIB, G100, G150, G200, G300 and G450, the IAI 1123, 1124 and 1125, Astra SPX, the Bombardier CL600, CL601 and CL604, CL605 and the Dassault Falcon 10, 20, 50, 100, 200 and 50EX.

Military.  We believe we are the largest supplier of wheels, brakes and flexible bladder fuel tanks to the U.S. military. We also supply the militaries of many foreign governments. Our products are used on a variety of fighters, training aircraft, transports, cargo planes, bombers and helicopters. Some of the U.S. military aircraft using these products are the Boeing F-4, F-15, B-1B, E-3, E-6 E-8 and T-2B, Northrop Grumman F-14, F-18, A-10, E-2, C-2 and EA6B, Lockheed Martin F-16, F-117A, C-130 and C-130J and Raytheon T-1A. Some of the foreign military aircraft using these products include the F-2 in Japan, AIDC Indigenous Defensive Fighter, or IDF, in Taiwan, Westland Lynx and Super Lynx in Great Britain, Saab JAS-39 in Sweden, Alenia C27J and Augusta A-129 in Italy, CASA 212 in Spain, and the KAI T-50 in South Korea. Our military products are sold to the DoD, foreign governments, distributors or to aircraft manufacturers including Lockheed Martin, Boeing, Sikorsky, Bell, Saab and AIDC in Taiwan. Some of the brake control systems we manufacture for the military are used on the F-16, F-117A, B-2, Panavia Toronado, British Aerospace Hawk, Saab JAS-39, AIDC IDF and KAI T-50 aircraft.

Domestic and Foreign Sales

While a majority of our sales are to U.S. customers, we also supply products to a number of foreign aircraft manufacturers, airlines and foreign governments. Substantially all sales to foreign customers are in U.S. dollars and, therefore, the impact of currency translations is immaterial to us. The following table shows the breakdown of our sales between domestic and foreign customers:

	Year Ended December 31,
	2006	2005	2004

Domestic sales	60%	61%	59%
Foreign sales	40	39	41

Total	100%	100%	100%

Independent Research and Development

We employ scientific, engineering and other personnel to improve our existing product lines and to develop new products and technologies in the same or related fields. At December 31, 2006, we employed approximately 129 engineers (of whom 16 held advanced degrees).

The costs incurred relating to independent research and development for the years ended December 31, 2006, 2005 and 2004 were $16.1 million, $16.0 million and $13.8 million, respectively.

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

Backlog

Backlog at December 31, 2006 and 2005 amounted to approximately $297.4 million and $157.8 million, respectively. Backlog consists of firm orders for our products which have not been shipped. Approximately 82% of our total backlog at December 31, 2006 is expected to be shipped during the next twelve months, with the balance expected to be shipped over the subsequent two-year period. No significant seasonality exists for sales of our products.

Of our total backlog at December 31, 2006, approximately 45% was directly or indirectly for end use by the U.S. government, substantially all of which was for use by the DoD. For certain risks associated with U.S. government contracts, see “— Government Contracts” discussed below.

Government Contracts

For the years ended December 31, 2006, 2005 and 2004, approximately 24%, 25% and 23%, respectively, of our total sales were made to agencies of the U.S. government or to prime contractors or subcontractors of the U.S. government.

The majority of our defense business is derived from contracts that are firm, fixed-price contracts under which we agree to perform for a predetermined price. Although our fixed-price contracts generally permit us to keep unexpected profits if costs are less than projected, we do bear the risk that increased or unexpected costs may reduce profit or cause us to sustain losses on the contract. All domestic defense contracts and subcontracts to which we are a party are subject to standard provisions for termination at the convenience of the government. Upon termination, other than for a contractor’s default, the contractor will normally be entitled to reimbursement for allowable costs and to an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.

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

Supplies and Materials

The principal raw materials used by Aircraft Braking Systems in its wheel and brake manufacturing operations are steel, metallic friction material, aluminum forgings and carbon compounds. We currently manufacture most of our carbon products at our facilities in Akron, Ohio and Danville, Kentucky. Steel and aluminum forgings are purchased from multiple sources. The principal raw materials used by Engineered Fabrics to manufacture fuel tanks and related coated fabric products are nylon cloth, forged metal fittings and various adhesives and coatings, whose formulae are internally developed and proprietary. We have not experienced any shortage of raw materials to date.

Personnel

At December 31, 2006, we had 1,431 full-time employees, of whom 770 were employed by Aircraft Braking Systems (406 hourly and 364 salaried employees) and 661 were employed by Engineered Fabrics (502 hourly and 159 salaried employees). All of Aircraft Braking Systems’ 346 hourly employees, located at our Akron, Ohio, facility are represented by the United Auto Workers’ Union and 395 of Engineered Fabrics’ hourly employees are represented by the United Food and Commercial Workers’ Union.

During 2006, we entered into a new collective bargaining agreement at Aircraft Braking Systems for a term that will expire on June 30, 2009. A new collective bargaining agreement at Engineered Fabrics was ratified on February 28, 2007, for a term that will expire on February 5, 2011. We believe that our relationships with our employees are good.

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

Executive Officers

Kenneth M. Schwartz; age 55; President and Chief Executive Officer

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

Dirkson R. Charles; age 43; Executive Vice President and Chief Financial Officer

Dirkson Charles was appointed as K&F Holdings’ Executive Vice President and Chief Financial Officer in February 2005. He has been K&F Industries’ Chief Financial Officer since May 1996 and Executive Vice President and Chief Financial Officer of K&F Industries since November 2004.

Ronald H. Kisner; age 58; Executive Vice President, Secretary and General Counsel

Ronald H. Kisner was appointed as K&F Holdings’ Executive Vice President, Secretary and General Counsel in February 2005. He was a director of K&F Industries from 1989 through November 2004. Mr. Kisner has been K&F Industries’ Secretary since 1997 and employed by K&F Industries since January 1999.

Frank P. Crampton; age 63; Senior Vice President, Marketing of Aircraft Braking Systems

Frank P. Crampton has been Senior Vice President of Marketing at Aircraft Braking Systems since October 1999.

Richard W. Johnson; age 63; Senior Vice President, Finance and Administration of Aircraft Braking Systems

Richard W. Johnson has been Senior Vice President of Finance & Administration at Aircraft Braking Systems since October 1999.

James J. Williams; age 51; Senior Vice President, Operations of Aircraft Braking Systems

James J. Williams has been Senior Vice President of Operations at Aircraft Braking Systems since October 1999.

John A. Skubina; age 52; President of Engineered Fabrics Corporation

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

ASMs and airline profitability have historically correlated with the general economic environment, although national and international events can also play a key role. The airline industry was severely affected by the events of

September 11, 2001 and the subsequent downturn in the global economy, higher fuel prices, the SARS epidemic and the conflicts in Afghanistan and Iraq. As a result of the substantial reduction in airline traffic arising from these events, the airline industry incurred, and some in the industry continue to incur, large losses and financial difficulties. Such factors also caused many major carriers to park or retire a portion of their fleets and reduce workforces and flights. Any future terrorist attacks could cause airlines to reduce flights, cancel or delay the purchase of replacement parts and new aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” The demand for Aircraft Braking Systems’ replacement parts varies based on the number of aircraft equipped with Aircraft Braking Systems’ products and the number of landings made by those aircraft. A reduction in airline travel will usually result in reduced utilization of commercial transport, fewer landings and a corresponding decrease in Aircraft Braking Systems’ sales, related income and cash flows.

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

We supply original equipment in new commercial transport and general aviation aircraft at or substantially below the cost of production and provide certain manufacturers with related cash incentives pursuant to agreements typically entered into with manufacturers during the development of an aircraft platform. Because of these Program Participation Costs, development and delivery of new aircraft equipped with Aircraft Braking Systems’ products (whether on a new platform or related to additional aircraft manufactured on programs for which we are already committed) decreases our cash flows. In taking account of Program Participation Costs, our business plan budgets cash needs based on current delivery schedules of new aircraft and also accommodates certain increases in aircraft deliveries. However, K&F Industries’ credit facility contains certain limitations on our ability to provide such cash Program Participation Costs. In addition significant and unanticipated increases in commercial transport deliveries in a given year could have a material adverse impact on our cash flows. Further, if we do not have sufficient capital to participate in all of the new programs in which we would like to invest, our business, financial condition and results of operations could be adversely affected.

We may be unable to execute our growth strategy, and our failure to do so could have a negative impact on our business.

Our future success will depend on our continued growth and our ability to execute our growth strategy. Our ability to successfully execute our growth strategy is subject to a number of risks, including:

•	our ability to win and retain sole source contracts and expand the number of our platforms;

•	the health and future levels of business in the commercial transport, general aviation and military market sectors;

•	whether high-cycle regional jets and high-end business jets, market sectors we have chosen to focus upon, perform as we have predicted;

•	our ability to develop, innovate, introduce and improve our products and services while maintaining our margins and profitability;

•	our ability to realize cost savings from our productivity initiatives;

•	risks associated with outsourcing some production capabilities to foreign countries;

•	our ability to access available capital, whether through cash flow or borrowings, in order to fund operating expenses, potential acquisitions or other corporate purposes; and

•	competition in our industries and general economic conditions.

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

Sales to the U.S. government or to prime contractors or subcontractors of the U.S. government were approximately 24%, 25%, and 23% of our total sales for the years ended December 31, 2006, 2005 and 2004, respectively. The loss of all or a substantial portion of those types of sales could materially and adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business  — Government Contracts.”

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

In December 2004, we received an inquiry from the U.S. Department of Commerce regarding our compliance with certain export control regulations in relation to a proposed foreign sale, which was never completed. Consequently, we began a comprehensive internal review of our export practices. As a result of that review we identified and voluntarily disclosed to the Office of Defense Trade Controls Compliance , or “ODTCC,” certain possible inadvertent export violations that were unrelated to the proposed foreign sale. We can not assure you that we will not be subject to sanctions as a result of a ODTCC or other inquiry or any voluntary disclosure we make.

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

While most of our operations are based in the United States, we sell to foreign governments and airlines all over the world. As a result, approximately 40% of our consolidated sales for the past three fiscal years were from sales outside of the United States, and we believe that revenue from sales outside the United States will continue to account for a material portion of our total sales for the foreseeable future. International operations and any foreign business expansion plans we may undertake are subject to numerous additional risks, including:

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

The Goodyear Tire and Rubber Company, the parent of a former owner and operator of our Akron, Ohio facility, is and has been conducting remediation of groundwater contamination there that is believed to have been released during the operations of a former subsidiary of Goodyear. There can be no assurance that we will not incur material costs in connection with contamination resulting from former industrial operations at our Ohio and Georgia facilities. There can be no assurance that we will be able to recover any contamination-related costs from other responsible parties or under any insurance policy. See “Item 3. Legal Proceedings — Environmental.”

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

Products Liability.  Since 1993, we have been named in products liability lawsuits brought by approximately 180 non-employee plaintiffs alleging personal injury from exposure to asbestos. To date in connection with these lawsuits, we have sought and, other than with respect to two immaterial cases filed in 2003 and 2004, received defense and indemnity from Goodyear, which produced aircraft braking systems equipped with asbestos-containing brake linings between approximately 1940 and 1985 at the Akron, Ohio facility now operated by Aircraft Braking Systems. Goodyear has been named as a defendant in all of these claims. In addition, most of the products liability claims also name Loral Corporation (now part of Lockheed Martin Corporation), from whom we bought the aircraft braking system production assets in 1989.

Employee Exposure.  In 2003, we participated with Lockheed Martin Corporation in the resolution of numerous worker-related claims, including 157 claims made against us.

We cannot predict the extent to which we may be involved in any such claims in the future or whether defense and indemnity for such claims will be available. As noted above, Goodyear has defended and resolved the products claims for us to date, but Goodyear has recently reserved its rights to dispute whether such defense and indemnification are required in all cases and also declined to provide a defense and indemnity with respect to two immaterial cases filed in 2003 and 2004. We also obtained limited indemnification regarding these and other issues, upon the terms and conditions of the purchase agreement, from the prior stockholders of K&F Industries in connection with the Acquisition. We cannot assure you that these defense and indemnity arrangements will be available or sufficient to satisfy any claims or losses we suffer as a result of these or other issues. If the indemnifications are not available or sufficient, and if we are found to be responsible for these exposures, resulting liabilities could have a material adverse impact on our business, financial condition and results of operations. See “Item 3. Legal Proceedings — Environmental.”

Risks Relating to Our Indebtedness

Our substantial debt may adversely affect our financial condition and operations.

We have substantial debt and substantial debt service obligations. At December 31, 2006, we had $710.0 million of outstanding consolidated indebtedness (which includes a $3.0 million note payable) and an $11.0 million capital lease obligation. We had $49.0 million of available borrowing capacity under the K&F Industries’ revolving credit facility at December 31, 2006. In the future, we may borrow more money, subject to the limitations imposed on us by the agreements governing our indebtedness.

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

The credit facility also restricts K&F Industries’ ability to make capital expenditures or prepay certain other debt and requires K&F Industries to maintain a consolidated cash interest coverage ratio and consolidated leverage ratio, at levels specified in the credit agreement which become more restrictive over time. As of December 31, 2006, we were in compliance with all covenants. These restrictions could limit our ability to plan for or react to market conditions or meet our capital needs. There can be no assurance that K&F Industries will be granted waivers or amendments to the credit facility if for any reason it is unable to meet its requirements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

United States Facilities.  Aircraft Braking Systems and Engineered Fabrics own and operate three manufacturing facilities in the United States. Aircraft Braking Systems’ facilities are located in Akron, Ohio, which consists of approximately 770,000 square feet of manufacturing, engineering and office space and Danville, Kentucky, which consists of 60,000 square feet of carbon manufacturing space. Engineered Fabrics’ facility is located in Rockmart, Georgia and consists of approximately 569,000 square feet of manufacturing, engineering and office space. Our Ohio, Kentucky and Georgia facilities are held subject to encumbrances created by K&F Industries’ credit facility.

Further, we occupy approximately 25,000 square feet of leased manufacturing and office space in Gardena, California, under a lease expiring in 2011.

We believe that our properties and equipment are generally well-maintained, in good operating condition and adequate for our present needs. We expect to expand our Kentucky carbon manufacturing facility and our Georgia facility in response to increasing demand.

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

The Goodyear Tire and Rubber Company, the parent of a former owner and operator of our Akron, Ohio facility, is and has been conducting remediation of groundwater contamination there that was released during the operations of a former subsidiary of Goodyear. Although we could be held liable as the current operator of this site, no one has alleged that we caused the groundwater contamination or that we should be held responsible for its cleanup, and Goodyear has paid all costs to date pursuant to contractual indemnities. K&F Industries has purchased an environmental contamination insurance policy intended to cover liability for third party claims seeking damages related to cleanup costs or personal injuries arising from contamination existing at our Ohio and Georgia facilities on or before November 18, 2004. The policy is subject to deductibles and has other limitations, including an aggregate policy limit of $50.0 million. Although we believe that the policy is adequate to cover potential contamination liabilities at these sites, there can be no assurance that we will in fact be able to recover any contamination-related costs under the policy or that the policy will be sufficient to cover any such liabilities that we may incur.

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

Products Liability.  Since 1993, we have been named in products liability lawsuits brought by approximately 180 non-employee plaintiffs alleging personal injury from exposure to asbestos. To date in connection with these lawsuits, we have sought and, other than with respect to two immaterial cases filed in 2003 and 2004, received defense and indemnity from Goodyear, which produced aircraft braking systems equipped with asbestos-containing brake linings between approximately 1940 and 1985 at the Akron, Ohio facility now operated by Aircraft Braking Systems. Goodyear has been named as a defendant in all of these claims. In addition, most of the product liability claims name Loral Corporation (now part of Lockheed Martin Corporation), from whom we bought the aircraft braking system production assets in 1989. To date, we have incurred only administrative costs in connection with these claims. NASCO has been named in seven asbestos product liability cases (two since we acquired it) and has also incurred only insignificant expenses in connection with these claims.

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

There is no established trading market for our common stock. As of March 5, 2007, Intermediate Holdco, a direct subsidiary of K&F Holdings, is the sole holder of our common stock.

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

K&F Holdings acquired K&F Industries on November 18, 2004. All periods prior to November 18, 2004 are referred to as “Predecessor.”

The following table presents our selected historical consolidated financial and other data. The consolidated statement of operations data set forth below for the years ended December 31, 2006 and 2005, for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004 and for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements.

The following selected financial data should be read in conjunction with the related audited consolidated financial statements contained elsewhere in this Annual Report.

			November 18,	January 1,
	Year Ended		2004 through	2004 through
	December 31,		December 31,	November 17,	Year Ended December 31,
	2006(a)	2005(a)	2004(a)	2004	2003	2002
				(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$424,134	$384,630	$53,448	$299,868	$342,818	$348,649
Cost of sales(b)	228,244	215,710	33,315	174,223	197,812	204,819

Gross profit	195,890	168,920	20,133	125,645	145,006	143,830
Independent research and development	16,067	15,974	1,770	12,048	14,936	14,600
Selling, general and administrative expenses(c)(d)	36,340	36,934	4,519	27,650	30,499	40,238
Amortization of intangible assets	5,615	10,753	1,440	4,196	4,264	3,935
Acquisition expenses(e)	—	—	5,350	101,533	—	—

Operating income (loss)	137,868	105,259	7,054	(19,782)	95,307	85,057
Interest expense, net(f)	57,240	56,149	6,410	34,287	44,186	26,194

Income (loss) before income taxes	80,628	49,110	644	(54,069)	51,121	58,863
Income tax (provision) benefit	(26,242)	(15,989)	236	25,082	(10,488)	(16,730)

Net income (loss)	$54,386	$33,121	$880	$(28,987)	$40,633	$42,133

Other Data (for the period):
Capital expenditures	$21,181	$12,826	$1,810	$2,902	$5,468	$4,084
Depreciation and amortization	29,236	25,532	2,910	10,467	12,200	12,012
Cash flows from (used for):
Operating activities	67,393	76,898	(3,650)	55,623	47,197	80,816
Investing activities	(37,197)	(27,508)	(695,902)	(2,902)	(5,468)	(4,084)
Financing activities	(48,580)	(24,295)	632,003	—	(40,000)	(59,133)
EBITDA(g)	167,104	130,791	9,964	(9,315)	107,507	97,069
Non-recurring and certain other items included in EBITDA(h)	1,174	17,084	12,934	129,213	26,828	33,374

	As of December 31,
	2006	2005	2004	2003	2002
				(Predecessor)	(Predecessor)
	(In thousands)
Balance Sheet Data:
Working capital	$78,061	$66,625	$34,201	$50,077	$35,547
Total assets	1,423,501	1,383,918	1,349,905	419,585	422,045
Long term debt (includes current maturities)(d)	707,000	766,577	790,577	395,000	435,000
Note payable	3,000	—	14,682	—	—
Capital lease obligation	10,997	—	—	—	—
Stockholder’s equity (deficiency)(d)	392,840	341,878	310,739	(186,971)	(227,656)

(a)	Our consolidated financial statements for all periods after November 17, 2004: (i) utilize a different accounting treatment for Program Participation Costs than that used in the periods prior to the Acquisition and (ii) reflect the fair value adjustments made to our assets and liabilities in recording the Acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Program Participation Costs” and Notes 1 and 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

(b)	Cost of sales includes inventory purchase accounting charges of $1.2 million, $12.1 million and $6.7 million during the years ended December 31, 2006 and 2005 and for the period November 18, 2004 through December 31, 2004, respectively. Cost of sales for the period January 1, 2004 through November 17, 2004 and the years ended December 31, 2003 and 2002 include Program Participation Costs, previously expensed in the Predecessor period, of $21.9 million, $17.2 million and $15.0 million, respectively.

(c)	We amended our management services agreement with Aurora Management Partners LLC. The amendment eliminated the $1.0 million annual fee payable over the 10 year term of the agreement in exchange for a $5.0 million fee that was charged to selling, general and administrative expenses during the year ended December 31, 2005.

(d)	On December 20, 2002, K&F Industries completed a recapitalization that included the issuance of $250.0 million of 9 5/8% senior subordinated notes due 2010. The net proceeds of those notes were used to pay a $200.0 million dividend to the then stockholders of K&F Industries, pay off the former credit facility of K&F Industries, pay transaction fees of $8.5 million and pay $9.4 million to the holders of common stock options of K&F Industries. As a result of the recapitalization, K&F Industries recorded a $9.4 million charge to selling, general and administrative expenses during the year ended December 31, 2002 for the payment to the holders of common stock options and it capitalized $8.5 million for the transaction fees.

(e)	Our results of operations for the period from January 1, 2004 through November 17, 2004 and from November 18, 2004 through December 31, 2004 include one-time charges of $101.5 million and $5.4 million, respectively. These charges were a result of the Acquisition, and are as follows:

	November 18,	January 1,
	2004 through	2004 through
	December 31,	November 17,
	2004	2004
		(Predecessor)
	(In thousands)

Compensation costs recognized for the cancellation of stock options	$—	$46,156
Premiums paid to redeem 9 5/8% senior subordinated notes due 2010 and 9 1/4% senior subordinated notes due 2007	—	45,282
Write-off of debt issuance costs associated with the redemption of 9 5/8% senior subordinated notes due 2010 and 9 1/4% senior subordinated notes due 2007	—	6,551
Professional fees and other expenses	—	3,544
Write-off of interim loan facility commitment fee and other fees and expenses	5,350	—

	$5,350	$101,533

(f)	During the years ended December 31, 2006 and 2003; the Company charged to interest expense $1.5 million and $1.6 million, respectively, related to the write-off of unamortized debt issuance costs associated with the prepayment of indebtedness.

(g)	“EBITDA” represents net income before interest expense, income tax provision and depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States of America, or “GAAP” and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. We present EBITDA because we believe it is a useful indicator of our profitability. Our management uses EBITDA principally as a measure of our operating performance and believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of companies in industries similar to ours. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Our management also uses EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections.

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

The following is a reconciliation of EBITDA to net income (loss):

			November 18,	January 1,
	Year Ended		2004 through	2004 through
	December 31,		December 31,	November 17,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
				(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands)
Net income (loss)	$54,386	$33,121	$880	$(28,987)	$40,633	$42,133
Interest expense, net	57,240	56,149	6,410	34,287	44,186	26,194
Income tax provision (benefit)	26,242	15,989	(236)	(25,082)	10,488	16,730
Depreciation and amortization	29,236	25,532	2,910	10,467	12,200	12,012

EBITDA	$167,104	$130,791	$9,964	$(9,315)	$107,507	$97,069

(h)	The following table shows certain non-recurring and certain other items, which are included in EBITDA. These include: non-recurring Acquisition expenses, non-recurring inventory purchase accounting adjustments, non-recurring management services termination fee, non-recurring salary and benefit expense, headcount reduction, non-recurring non-cash charge (income), payment to optionholders and capitalization of Program Participation Costs. This table does not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. We believe this table, when reviewed in connection with our presentation of EBITDA provides another useful tool to investors and our management for measuring comparative operating performance between time periods and among companies as it is further reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. In addition to EBITDA, our management assesses the adjustments presented in this table when preparing our annual operating budget and financial projections. Specifically, because this table excludes non-recurring salary and benefit expense, non-recurring non-cash charge (income) and payment to optionholders, we believe that this table allows our investors to assess our operating performance during the periods these charges were incurred on a consistent basis with the periods during which these unusual charges were not incurred. Further, because of the significant changes in our capital structure resulting from the Acquisition, including the post-Acquisition capitalization of our Program Participation Costs, we believe that the presentation of the adjustments relating to non-recurring Acquisition expenses, non-recurring inventory purchase accounting adjustments and capitalization of Program Participation Costs enables our management and investors to assess the impact of the Acquisition on our operating performance and provides a consistent measure of our operating performance for periods subsequent to the Acquisition as compared to the Predecessor periods.

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

EBITDA, as defined above, was (increased) reduced by the following non-recurring and certain other items, each of which is further discussed below:

			November 18,	January 1,
	Year Ended		2004 through	2004 through
	December 31,		December 31,	November 17,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
				(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands)
Non-recurring Acquisition expenses(1)	$—	$—	$5,350	$101,533	$—	$—
Inventory purchase accounting charges(2)	1,174	12,084	6,748	—	—	—
Non-recurring management services termination fee(3)	—	5,000	—	—	—	—
Non-recurring salary and benefit expense(4)	—	—	836	8,180	6,197	7,500
Headcount reduction(5)	—	—	—	—	1,099	1,465
Non-recurring non-cash charge (income)(6)	—	—	—	(2,350)	2,350	—
Payment to optionholders(7)	—	—	—	—	—	9,405
Program Participation Costs previously expensed(8)	—	—	—	21,850	17,182	15,004

	$1,174	$17,084	$12,934	$129,213	$26,828	$33,374

(1)	See Note (e).

(2)	Represents charges resulting from inventory purchase accounting adjustments related to the acquisition of NASCO in 2006 and the Acquisition.

(3)	Represents a non-recurring charge for a one-time payment of management services fees in connection with the amendment of our management services agreement with Aurora Management Partners LLC.

(4)	Non-recurring salary and benefit expense of Mr. Bernard Schwartz (the Chairman of the Board and a principal stockholder of K&F Industries prior to the Acquisition), whose prior employment and other related agreements were terminated upon consummation of the Acquisition. Gives effect to compensation ($100,000) due to Mr. B. Schwartz under a one-year employment agreement that was entered into at the closing of the Acquisition.

(5)	Represents the pro forma effect on prior periods of a headcount reduction in September 2003.

(6)	Amounts represent estimated non-recurring, non-cash contract charges.

(7)	Represents a non-recurring payment to holders of our common stock options in connection with a recapitalization undertaken in 2002.

(8)	Represents the Program Participation Costs expensed in the Predecessor periods that would have been capitalized under the accounting treatment for Program Participation Costs used by us after November 17, 2004. See Note (a).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global designer and manufacturer of aircraft wheels, brakes, brake control systems and flexible bladder fuel tanks for commercial transport, general aviation and military aircraft. We operate in two segments, Aircraft Braking Systems and Engineered Fabrics. Through our Aircraft Braking Systems subsidiary we have approximately 17% of the worldwide market for aircraft wheels, brakes and brake control systems and approximately 40% and 50%, respectively, of the regional aircraft and business jet markets. Through our Engineered Fabrics subsidiary we are the leading supplier of flexible bladder fuel tanks for the U.S. military, worldwide commercial and general aviation markets. During the year ended December 31, 2006, we generated consolidated sales of $424.1 million and net income of $54.4 million.

Aircraft Braking Systems is one of the world’s leading manufacturers of wheels, brakes and brake control systems for commercial transport, general aviation and military aircraft. We believe that Aircraft Braking Systems has the largest installed base of aircraft to which we supply wheels and brakes for:

•	regional jets,

•	business jets, and

•	the U.S. military.

Aircraft Braking Systems derives approximately 75% of its sales from programs supplied on a sole source basis and over 75% of its sales from high-margin replacement part sales. Other products manufactured by Aircraft Braking Systems include helicopter rotor brakes and brake temperature monitoring equipment for various types of aircraft.

We derived 82% of our consolidated sales from sales made by Aircraft Braking Systems during the year ended December 31, 2006. Sales at Aircraft Braking Systems for the years ended December 31, 2006, 2005 and 2004 were $349.8 million, $319.9 million and $293.8 million, respectively. Sales continued to increase in 2006 as we continued to see strength in all three of the commercial transport, general aviation and military sectors. In addition, during 2006 our total orders increased 36% with the biggest increase in general aviation, up 86%. Sales increased in 2005 due to higher commercial transport, general aviation and military sales as we saw an improvement in all sectors from 2004. During 2005, conditions in the commercial transport and general aviation sectors continued to improve following the downturn in those sectors after the events of September 11, 2001 and the reduced demand for air travel.

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

We derived 18% of our consolidated sales from sales made by Engineered Fabrics during the year ended December 31, 2006. Sales at Engineered Fabrics for the years ended December 31, 2006, 2005 and 2004 were $74.4 million, $64.7 million and $59.5 million, respectively. Sales increased in both 2006 and 2005 due to increasing demand for military aircraft fuel tanks and helicopter interior panels.

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

Management also reviews backlog in evaluating its past and future performance. Backlog consists of firm orders for our products which have not been shipped. Backlog at December 31, 2006, 2005 and 2004 amounted to approximately $297.4 million, $157.8 million and $153.2 million, respectively. Approximately 82% of our total backlog at December 31, 2006 is expected to be shipped during the next twelve months, with the balance expected to be shipped over the subsequent two-year period.

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

Certain Market Trends, Challenges and Opportunities

In general, the commercial aerospace industry, which suffered after the events of September 11, 2001 and the subsequent downturn in the global economy, the SARS epidemic, rising fuel prices and the conflicts in Afghanistan and Iraq, has rebounded. We have seen increases in ASMs and RPMs, although the challenges set forth above, as well as concerns about the financial health of some major airlines and the risk of additional terrorist activity, remain.

We believe our position in the aerospace industry is balanced and thus may mitigate general industry risks. We service a diversified portfolio of customers across the commercial transport, general aviation and military sectors. Historically, declines in any one sector have often been offset by increased revenues in another. For example, the commercial transport and general aviation sectors that we serve were adversely affected by September 11, 2001, but the downturn in those markets was partially offset by an increase in military aircraft spending. In addition, we have not suffered any significant losses due to the bankruptcies of airline operators. During the years ended December 31, 2006, 2005 and 2004, our provision for losses on accounts receivable was approximately $24,000, $411,000 and $20,000, respectively.

We believe that conditions in the commercial transport and general aviation market sectors continue to improve. We expect to see growth in the high-cycle regional jet market as airlines continue to use regional jets to add point-to-point service, as well as to drive feeder traffic to their hubs. We believe that this growth will be driven by the 70-90 passenger regional jets (Embraer EMB-170/190 and Bombardier CRJ-700/900) as opposed to the more mature 30-50 passenger regional jets. We also expect growth in the high-end business jet market due to the perception that they provide greater productivity, comfort, convenience and security, as well as the continued popularity of fractional ownership. We believe we are well-positioned to win new opportunities for original equipment and replacement part sales in these sectors, but if these sectors do not grow as we expect, such opportunities may not arise.

Our military business has been and remains variable year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. However, we expect new military opportunities to arise, as we are the largest supplier of wheels, brakes and flexible bladder fuel tanks for U.S. military aircraft and we anticipate that this equipment will be maintained, replaced and modernized as the active fleet of military aircraft experiences longer service periods. For example, in 2006 we received a $38.0 million order from the U.S. military to upgrade and retrofit its aging fleet of Boeing KC-135 aerial refueling planes.

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

Productivity Initiatives

Beginning in 2005, both Aircraft Braking Systems and Engineered Fabrics began to study certain aspects of their operations and to implement certain productivity initiatives, commonly referred to as “lean manufacturing” principles, which are designed to reduce costs. These initiatives include the reduction of overtime, reductions and realignments of work shifts, vacating and relocating manufacturing space, reducing direct costs of materials and eliminating redundant labor. During the years ended December 31, 2006 and 2005, we realized net savings of $9.3 million and $0.6 million, respectively, related to these initiatives.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, income taxes, warranty obligations, workers’ compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory.  Inventory is stated at weighted average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts related to contracts with long production cycles, a portion of which will not be realized within one year. Reserves for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. We evaluate the adequacy of these reserves quarterly.

Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional write-downs may be needed. Any additional write-downs will impact operating income during the period in which a change is required. This policy is consistently applied to both of our operating segments and we do not anticipate any changes to our policy in the near term.

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

Evaluation of Long-Lived Assets.  Long-lived assets, including amortizable intangible assets, are assessed for recoverability on an ongoing basis in accordance with SFAS No. 144. In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable. There were no adjustments resulting from our evaluations to the carrying amount of long-lived assets, except for the purchase price adjustments made in connection with the Acquisition, during the three years ended December 31, 2006.

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

Upon completion of the Acquisition, we determined that Aircraft Braking Systems and Engineered Fabrics qualified as reporting units because discrete financial information exists for each operation and the management of each operation directly reviewed the operation’s performance. We evaluate this on an on-going basis and have determined that our current reporting units are still valid.

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

Warranty.  Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When we become aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. As of December 31, 2006, 2005 and 2004, our warranty liability was $12.4 million, $12.7 million, and $12.9 million, respectively.

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

Income Taxes.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about our future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheets and the judgment required in determining the Company’s future profitability.

Contingencies and Litigation.  There are various lawsuits and claims pending against us incidental to our business. The final results in such suits and proceedings cannot be predicted with certainty. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Revenue Recognition.  Revenue from the sale of products is generally recognized upon shipment to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed and determinable, and collection of the related receivable is probable.

Results of Operations

On November 18, 2004, K&F acquired K&F Industries for cash of $1.06 billion. The amounts below for the year ended December 31, 2004 represent a combination of the results of operations for the Predecessor period (January 1, 2004 through November 17, 2004) with the results after the Acquisition (November 18, 2004 through December 31, 2004). Our consolidated financial statements for all periods after November 17, 2004: (i) utilize a different accounting treatment for Program Participation Costs than that used in the periods prior to the Acquisition and (ii) reflect the fair value adjustments made to our assets and liabilities in recording the Acquisition. See “— Critical Accounting Policies and Estimates — Program Participation Costs” and Notes 1 and 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

The following table sets forth, for the periods indicated, certain operating data of the Company:

			January 1,	November 18,
	Year Ended		2004 through	2004 through	Year Ended
	December 31,		November 17,	December 31,	December 31,
	2006	2005	2004	2004	2004(a)
			(Predecessor)		(Combined)
	(In thousands)

Net sales	$424,134	$384,630	$299,868	$53,448	$353,316
Cost of sales	228,244	215,710	174,223	33,315	207,538

Gross profit	195,890	168,920	125,645	20,133	145,778
Independent research and development	16,067	15,974	12,048	1,770	13,818
Selling, general and administrative expenses	36,340	36,934	27,650	4,519	32,169
Amortization of intangible assets	5,615	10,753	4,196	1,440	5,636
Acquisition expenses(b)	—	—	101,533	5,350	106,883

Operating income (loss)	137,868	105,259	(19,782)	7,054	(12,728)
Interest expense, net	57,240	56,149	34,287	6,410	40,697

Income (loss) before income taxes	80,628	49,110	(54,069)	644	(53,425)
Income tax (provision) benefit	(26,242)	(15,989)	25,082	236	25,318

Net income (loss)	$54,386	$33,121	$(28,987)	$880	$(28,107)

(a)	The amounts for the year ended December 31, 2004 represent a combination of the results for the Predecessor period (January 1, 2004 through November 17, 2004) and the period subsequent to the Acquisition (November 18, 2004 through December 31, 2004), to facilitate comparisons with subsequent years.

(b)	Our results of operations for the period from January 1, 2004 through November 17, 2004 and from November 18, 2004 through December 31, 2004 include one-time charges of $101.5 million and $5.4 million, respectively. These charges were a result of the Acquisition, and are as follows:

	January 1,	November 18,
	2004 through	2004 through	Year Ended
	November 17,	December 31,	December 31,
	2004	2004	2004
	(Predecessor)		(Combined)
	(In thousands)

Compensation costs recognized for the cancellation of stock options	$46,156	$—	$46,156
Premiums paid to redeem the 9 5/8% senior subordinated notes due 2010 and the 9 1/4% senior subordinated notes due 2007	45,282	—	45,282
Write-off of debt issuance costs associated with the redemption of the 9 5/8% senior subordinated notes due 2010 and the 9 1/4% senior subordinated notes due 2007	6,551	—	6,551
Professional fees and other expenses	3,544	—	3,544
Write-off of interim loan facility commitment fee and other fees and expenses	—	5,350	5,350

	$101,533	$5,350	$106,883

Business Segment Financial Information

	Year Ended December 31,
	2006	2005	2004
			(Combined)
		(In thousands)

Net Sales:
Aircraft Braking Systems	$349,766	$319,885	$293,848
Engineered Fabrics	74,368	64,745	59,468

Total	$424,134	$384,630	$353,316

Gross Profit:
Aircraft Braking Systems	$179,099	$156,464	$133,537
Engineered Fabrics	16,791	12,456	12,241

Total	$195,890	$168,920	$145,778

Gross Profit Margin:
Aircraft Braking Systems	51.2%	48.9%	45.4%
Engineered Fabrics	22.6%	19.2%	20.6%

Consolidated	46.2%	43.9%	41.3%

Comparison of Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

Our sales for the year ended December 31, 2006 totaled $424.1 million, reflecting an increase of $39.5 million, or 10.3%, compared with $384.6 million for the prior year. This increase was due to higher sales at Aircraft Brakings Systems of $29.9 million and Engineered Fabrics of $9.6 million.

General aviation sales increased $16.1 million, primarily due to higher sales of wheels and brakes on Gulfstream, Canadair, Dassault and Raytheon aircraft. Commercial transport sales at Aircraft Braking Systems increased $12.4 million, primarily due to higher sales of wheels, brakes and brake control systems on the Embraer ERJ-170/190, the Boeing MD-11 and 707 and the Fokker F-100 programs, partially offset by lower sales on the Boeing DC-9 and DC-10 programs. Military sales increased $1.4 million, primarily due to higher sales of wheels and brakes on the Lockheed Martin C-130 and F-16 programs and due to the settlement with a customer for approximately $2.4 million relating to past due amounts owed to us by the customer under a licensing agreement, partially offset by lower sales on the Lockheed Martin F-117 and the AIDC IDF programs. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks for the Boeing AH-64, B-52, CH-47 and KC-135, the Lockheed C-130 and various other fuel tank programs and for helicopter interior panels.

Our gross profit increased to $195.9 million, or 46.2% of sales for the year ended December 31, 2006, compared with $168.9 million, or 43.9% for the prior year. The increase in gross profit was primarily attributable to $12.1 million of inventory purchase accounting charges recorded in 2005 related to the Acquisition, higher sales volume and results of our productivity initiatives. Partially offsetting this increase was a $2.5 million charge recorded in 2006 related to a retroactive price increase for certain raw materials purchased over the 12 months ended June 30, 2006 (finished products including such raw materials were all shipped to customers by September 30, 2006), higher expensed Program Participation Costs (see table below), higher amortization of intangible assets (see Note 14 to the consolidated financial statements included elsewhere in this Annual Report), an unfavorable mix of products sold and inventory purchase accounting charges of $1.2 million related to the NASCO acquisition.

The following table provides additional information detailing Program Participation Costs:

	Year Ended December 31,
	2006	2005
	(In thousands)
Gross Program Participation Costs	$41,696	$39,860
Amount capitalized during the year	(32,531)	(27,302)
Amortization of Program Participation Costs	9,251	3,955

Program Participation Costs expensed during the year	$18,416	$16,513

Aircraft Braking Systems’ gross profit was $179.1 million, or 51.2% of sales for the year ended December 31, 2006, compared with $156.5 million, or 48.9% of sales for the prior year. The gross profit margin increased primarily due to $11.3 million of inventory purchase accounting charges recorded in 2005 related to the Acquisition, the beneficial overhead absorption effect of fixed costs relating to the higher sales and results of our productivity initiatives. Partially offsetting this increase was a $2.5 million charge recorded in 2006 related to a retroactive price increase for certain raw materials purchased over the 12 months ended June 30, 2006 (finished products including such raw materials were all shipped to customers by September 30, 2006), higher expensed Program Participation Costs (see table above), higher amortization of intangible assets (see Note 14 to the consolidated financial statements contained elsewhere in this Annual Report) an unfavorable mix of the products sold and inventory purchase accounting charges of $1.2 million related to the NASCO acquisition. Engineered Fabrics’ gross profit was $16.8 million, or 22.6% of sales for the year ended December 31, 2006, compared with $12.5 million, or 19.2% of sales for the prior year. The gross profit margin increased primarily due to $0.8 million of inventory purchase accounting charges recorded in 2005 related to the Acquisition and the beneficial overhead absorption effect of fixed costs attributable to the higher sales volume, partially offset by higher amortization of intangible assets.

Independent research and development costs increased by $0.1 million for the year ended December 31, 2006, as compared with the prior year. This increase was primarily due to advancement of our electric brake technology and higher development costs on the Embraer Phenom 100 program, partially offset by decreases on various other research and development programs.

Selling, general and administrative expenses decreased by $0.6 million during the year ended December 31, 2006, as compared with the prior year. This decrease was primarily due to a $5.0 million charge recorded in 2005, relating to the amendment of our management services agreement with Aurora Management Partners LLC and the favorable settlement for us of $0.8 million in 2006 as a plaintiff in a class action lawsuit, partially offset by higher legal and consulting fees in addition to insurance premiums, accounting and other compliance and administrative expenses as a result of K&F Holdings being a publicly traded company since August 2005, as well as higher sales commissions and the adoption of SFAS No. 123(R), Share-Based Payment, in 2006 which resulted in $0.9 million of stock-based compensation expense.

Amortization of intangible assets decreased by $5.1 million during the year ended December 31, 2006, as compared with the prior year. This decrease was primarily due to the finalization of the allocation of purchase price relating to the Acquisition during the fourth quarter of 2005. This resulted in the reallocation of approximately $126.0 million from intangible assets to Program Participation Costs, both of which have an estimated useful life of 25 years. The amortization of Program Participation Costs is charged to cost of sales while the amortization of certain intangible assets is charged to operating expense. In addition, during the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, the prior year was not revised for comparative purposes as the effect of the revision does not have a material impact on the consolidated financial statements. See Note 14 to the consolidated financial statements contained elsewhere in this Annual Report.

Our net interest expense increased by $1.1 million during the year ended December 31, 2006, as compared with the prior year. This increase was primarily due to higher interest rates on the senior term loans and higher gains during 2005 related to the fair value adjustments for our interest rate swaps. Partially offsetting this increase was a decrease in our average debt outstanding, a lower write-off of unamortized debt issuance costs related to prepayments of indebtedness and interest earned on the settlement of past due amounts owed under a licensing agreement in 2006.

Our effective tax rate of 32.5% for the year ended December 31, 2006 differs from the statutory rate of 35.0% as a result of tax benefits derived from export sales, domestic production activities and research credits, partially offset by state and local income taxes. Our effective tax rate of 32.6% for the year ended December 31, 2005 differs from the statutory rate of 35.0% primarily due to tax benefits derived from export sales and a reduction in our effective state tax rate, partially offset by a net increase in our tax reserves.

Comparison of Results of Operations for the Years Ended December 31, 2005 and December 31, 2004

Our sales for the year ended December 31, 2005 totaled $384.6 million, reflecting an increase of $31.3 million, compared with $353.3 million for the prior year. This increase was due to higher sales at Aircraft Braking Systems of $26.0 million and Engineered Fabrics of $5.3 million.

Commercial transport sales at Aircraft Braking Systems increased $7.8 million, primarily due to higher sales of wheels and brakes on the Boeing DC-10 and DC-9, the Embraer EMB-170 and the Fokker F-100 programs, partially offset by lower sales on the Boeing MD-80 and Bombardier CRJ-100/200 programs. General aviation sales increased $9.2 million, primarily due to higher sales of wheels and brakes on Raytheon, Dassault and Gulfstream aircraft. Military sales increased $9.0 million, primarily due to higher sales of wheels and brakes on the Lockheed Martin F-117 and C-130 and AIDC IDF programs, partially offset by lower sales on the Lockheed Martin F-16 program. Sales at Engineered Fabrics increased primarily due to higher military sales of fuel tanks for the Boeing CH-47, Sikorsky UH-60 Blackhawk and Pratt & Whitney CH-124 programs, partially offset by lower shipments on the Northrop Grumman F-18 and Boeing KC-10 programs. In addition, sales increased for interior panels for Sikorsky helicopters.

Our gross profit increased by $23.1 million to $168.9 million, or 43.9% of sales for the year ended December 31, 2005, compared with $145.8 million, or 41.3% of sales for the prior year. This increase was primarily attributable to our change in accounting for Program Participation Costs (see table below) that resulted in our recording expenses relating to Program Participation Cost of $16.5 million in 2005 as compared with $32.5 million in 2004 and the higher sales volume in 2005, partially offset by a non-recurring charge recorded in 2005 (relating to an inventory purchase accounting adjustment for the remaining balance of the fair value adjustment to inventory recorded in connection with the Acquisition) amounting to $5.3 million net (which is the difference between $12.1 million that was charged to cost of sales in 2005 and $6.7 million charged to cost of sales in 2004 for this item), higher depreciation of $3.0 million relating to purchase accounting allocations and $2.4 million of non-recurring non-cash income included in the prior year period.

The following table provides additional information detailing Program Participation Costs:

	Year Ended
	December 31,
	2005	2004
	(In thousands)

Gross Program Participation Costs	$39,860	$35,043
Amount capitalized during the year	(27,302)	(2,787)
Amortization of Program Participation Costs	3,955	247

Program Participation Costs expensed during the year	$16,513	$32,503

Aircraft Braking Systems gross profit was $156.5 million, or 48.9% of sales for the year ended December 31, 2005, compared with $133.6 million, or 45.4% of sales for the prior year. Aircraft Braking Systems gross profit margin increased primarily due to lower expensed Program Participation Costs (due to the change in accounting) and the overhead absorption effect relating to the higher sales, partially offset by a higher charge in 2005 relating to the inventory purchase accounting adjustments, higher depreciation expense and the non-recurring non-cash income recorded in the prior year, all discussed above. Engineered Fabrics gross profit was $12.5 million or 19.2% of sales for the year ended December 31, 2005, compared with $12.2 million, or 20.6% of sales for the same period in the prior year. Engineered Fabrics gross profit margin decreased primarily due to an unfavorable mix of products sold and a higher charge in 2005 relating to the inventory purchase accounting adjustments, partially offset by the overhead absorption effect relating to the higher sales.

Independent research and development costs were $16.0 million for the year ended December 31, 2005, compared with $13.8 million for the prior year. This increase was primarily due to higher costs on China’s AVIC 1 ARJ-21 regional jet and higher expenditures on our electric brake technology and various other development programs, partially offset by lower costs on the Dassault Falcon 7X program.

Selling, general and administrative expenses increased by $4.8 million during the year ended December 31, 2005, as compared with the prior year. This increase was primarily due to a $5.0 million charge recorded in 2005, relating to the amendment of our management services agreement with Aurora Management Partners LLC and costs associated with the implementation of our productivity enhancement program, partially offset by lower compensation costs.

Amortization of intangible assets increased by $5.1 million during the year ended December 31, 2005, as compared with the prior year. This increase was due to the fair value accounting for intangible assets related to the Acquisition.

Our net interest expense increased by $15.5 million for the year ended December 31, 2005, as compared with the prior year. This increase was primarily due to the increased debt and related amortization of debt issuance costs we incurred in connection with the Acquisition, partially offset by gains of $1.4 million related to fair value adjustments for our interest rate swaps.

Our effective tax rate of 32.6% for the year ended December 31, 2005 differs from the statutory rate of 35.0% due to tax benefits derived from export sales and a reduction in our effective state tax rate, partially offset by a net increase in our tax reserves. Our effective tax rate of (47.0)% for the year ended December 31, 2004 differs from the statutory rate of (35.0)% primarily due to the reversal of prior years’ tax reserves no longer needed and tax benefits derived from export sales.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $16.3 million at December 31, 2006, compared with $34.7 million at December 31, 2005. Our total debt (including a $3.0 million note payable) was $710.0 million at December 31, 2006 and $766.6 million at December 31, 2005. We repaid $59.6 million of long-term debt and we acquired NASCO for $16.0 million in cash and a $3.0 million note during the year ended December 31, 2006. In 2006, we also entered into a seven year sale and capital leaseback agreement for $11.0 million of equipment; such proceeds were used to repay indebtedness. We had $49.0 million (which is net of letters of credit of $1.0 million) available to borrow under our $50.0 million revolving credit facility. At December 31, 2006, we had outstanding $315.0 million of 7 3/4% notes, $392 million of variable rate indebtedness which had a weighted average interest rate of 7.35% and a $3.0 million variable rate note payable which had an interest rate of 8.245%.

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

Credit Facility

The senior term loan outstanding under K&F Industries’ credit facility, as amended, is repayable in quarterly installments during 2012. The revolving credit portion of K&F Industries’ credit facility is available, subject to certain conditions, for K&F Industries’ and its subsidiaries’ general corporate purposes and for certain other permitted transactions. A portion of the revolving credit facility is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of K&F Industries’ and its subsidiaries’ assets and is guaranteed by its direct and indirect domestic subsidiaries and by K&F Intermediate Holdco, Inc.

Borrowings under the credit facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which will be the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.5% or (b) the eurodollar rate, which will be the rate at which eurodollar deposits for one, two, three or six or (if available to all lenders under the relevant facility, as determined by such lenders in their sole discretion) nine or twelve months are offered in the interbank eurodollar market. The applicable margin for the revolving credit facility is currently 1.25% with respect to the base rate loans and 2.25% with respect to eurodollar loans. The applicable margin for the term loan facility is currently 1.00% with respect to base rate loans and 2.00% with respect to eurodollar loans. Upon the occurrence of any payment default, all outstanding amounts under the credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2% per annum. K&F Industries is also obligated to pay a commission on all outstanding letters of credit in the amount of an applicable margin then in effect with respect to eurodollar loans under the revolving credit facility as well as fronting fees on the aggregate drawable amount of all outstanding letters of credit.

The credit facility contains customary representations and warranties, covenants and conditions to borrowing.

The credit facility contains a number of negative covenants that limit us from, among other things, incurring other indebtedness, entering into merger or consolidation transactions, disposing of all or substantially all of their assets, making certain restricted payments, paying dividends, making capital expenditures, creating any liens on ours or our subsidiaries’ assets, creating guarantee obligations and material lease obligations and entering into sale and leaseback transactions and transactions with affiliates. The credit facility also limits the amount of cash and non-cash Program Participation Costs provided to manufacturers during the development of an aircraft platform that K&F Industries may make, but we do not expect that this restriction will materially impact our anticipated future operations.

The credit facility also requires the maintenance of certain quarterly financial and operating ratios, including a consolidated cash interest coverage ratio and consolidated leverage ratio, at levels specified in the credit agreement which become more restrictive over time. As of December 31, 2006, we were in compliance with all covenants.

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

The indenture governing these notes contains certain events of default and agreements which are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, and sale of substantially all assets by K&F Industries, incurrence of indebtedness, restricted payments, liens and sale and leaseback transactions by K&F Industries or its subsidiaries. The terms of the indenture also significantly restrict K&F Industries and its subsidiaries from paying dividends and otherwise transferring assets to K&F or Intermediate Holdco. As of December 31, 2006, we were in compliance with all covenants.

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

Cash Flows

The following table sets forth, for the periods indicated, certain information regarding our cash flows:

			January 1,	November 18,
	Year Ended		2004 through	2004 through	Year Ended
	December 31,		November 17,	December 31,	December 31,
	2006	2005	2004	2004	2004(a)
			(Predecessor)		(Combined)
	(In thousands)

Cash flows provided by (used in):
Operating activities	$67,393	$76,898	$55,623	$(3,650)	$51,973
Investing activities	(37,197)	(27,508)	(2,902)	(695,902)	(698,804)
Financing activities	(48,580)	(24,295)	—	632,003	632,003

(a)	The amounts for the year ended December 31, 2004 represent a combination of the results for the Predecessor period (January 1, 2004 through November 17, 2004) and the period subsequent to the Acquisition (November 18, 2004 through December 31, 2004) to facilitate comparisons with subsequent years.

During the year ended December 31, 2006, net cash provided by operating activities amounted to $67.4 million, compared with $76.9 million for the prior year, a decrease of $9.5 million. Our cash flows from operating activities decreased from the prior year primarily due to the receipt of a $15.4 million income tax refund received in 2005 relating to expenses incurred in connection with the Acquisition (this item is included in other current liabilities on the statement of cash flows during the year ended December 31, 2005), a higher increase in inventory and accounts receivable, higher income tax payments, higher interest payments and higher Program Participation Costs, partially offset by higher net income and increased accounts payable. During the year ended December 31, 2005 net cash provided by operating activities amounted to $76.9 million, compared with $52.0 million for the prior year. Our cash flows from operating activities increased from the prior year primarily due to receipt of a $15.4 million income tax refund relating to expenses incurred in connection with the Acquisition, lower income tax payments and lower Program Participation Costs, partially offset by higher increases in inventory and accounts receivable.

During the year ended December 31, 2006, net cash used in financing activities amounted to $37.2 million due to $16.0 million of cash paid to acquire NASCO and $21.2 million of capital expenditures primarily related to our new carbon manufacturing facility in Danville, Kentucky. During the year ended December 31, 2005, net cash used in investing activities amounted to $27.5 million due to capital expenditures of $12.8 million (primarily due to the Danville, Kentucky, facility) and the payment of $14.7 million of deferred purchase price related to the Acquisition. During the year ended December 31, 2004, net cash used in investing activities amounted to $698.8 million due to $694.1 million relating to the Acquisition and $4.7 million for capital expenditures. Capital expenditures are expected to be approximately $27.0 million during the year ending December 31, 2007, as we continue the expansion of our Danville, Kentucky, and Rockmart, Georgia, facilities, to meet increased demand for our products.

During the year ended December 31, 2006, net cash used in financing activities amounted to $48.6 million primarily due to the payment of $59.6 million of indebtedness, partially offset by $11.0 of proceeds received on a sale and capital leaseback of equipment. During the year ended December 31, 2005, net cash used by financing activities amounted to $24.3 million primarily due to the payment of $24.0 million of long-term debt. During the year ended December 31, 2004, net cash provided by financing activities amounted to $632.0 million due to the Acquisition.

Contractual Obligations

The following represents our contractual commitments subsequent to December 31, 2006:

	Payments Due by Period
		Less Than	1 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term debt and note payable obligations	$710.0	$—	$3.0	$—	$707.0
Interest payments*	352.3	53.7	107.3	106.7	84.6
Purchase commitments**	206.2	75.0	24.9	26.8	79.5
Operating lease obligations	8.8	1.9	1.9	1.5	3.5
Capital lease obligation	14.0	1.4	2.9	2.9	6.8
Employment contracts	3.0	2.4	0.6	—	—

	$1,294.3	$134.4	$140.6	$137.9	$881.4

*	Assumes that the variable interest rate on our borrowings under the credit facility remains constant at 7.35%, the weighted average variable rate that was in effect on December 31, 2006.

**	Represents the value of purchase orders placed with vendors for raw materials and equipment and long-term purchase commitments.

Our funding policy is to contribute cash to our pension plans to the extent required under the Employee Retirement Income Security Act of 1974. Based on this minimum requirement, we made no contributions in 2006 and we expect to make $1.6 million in 2007. We made $0.5 million of contributions related to our supplemental executive retirement plan in 2006 and expect to make the same in 2007. Our pension liabilities were $59.5 million and $54.3 million at December 31, 2006 and 2005, respectively. We made approximately $5.2 million in contributions to our postretirement health care and life insurance benefit plans in 2006 and expect to contribute approximately $6.1 million in 2007.

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

The value of our plan assets has increased to approximately $109.0 million at December 31, 2006, from approximately $104.8 million at December 31, 2005, as a result of market gains on our plan assets in 2006, partially offset by benefit payments.

Our pension liabilities were $59.5 million and $54.3 million at December 31, 2006 and 2005, respectively.

Our pension expense was $4.6 million, $3.7 million and $7.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in pension expense in 2006 as compared to 2005 was primarily due to higher service and interest cost and amortization of prior service cost. The decrease in pension expense in 2005 as compared with 2004 was primarily due to the recognition of all actuarial losses, as a result of fair value accounting associated with the Acquisition.

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

The expected long-term rate of return determined on this basis was 9.0% in 2006. We anticipate that our pension assets will generate long-term returns on assets of at least 9.0%. The expected long-term rate of return on plan assets has been based on an asset allocation assumption of 60% in equity, with an expected long-term rate of return on assets of 10.3%, 35% in fixed income securities, with an expected long-term rate of return on assets of 6.9%, and 5% in alternative investments, with an expected long-term rate of return on assets of 8.3%.

Our actual asset allocation as of December 2006 was in line with our expectations. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

We believe that 9.0% is a reasonable long-term rate of return on assets. Our plan assets had a rate of return of over 10% during 2006.

If we had decreased our expected long-term rate of return on our plan assets by 0.5% in 2006, 2005 and 2004, pension expense would have increased by approximately $0.5 million in each of 2006, 2005 and 2004. Our funding requirements would not have been affected in 2006, 2005 and 2004.

Discount Rate

We determine our discount rate by analyzing the changes in high-quality fixed income investments, such as Moody’s AA Corporate Bonds, in the past year.

In addition we produce a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by SFAS No. 87. For active participants, service is projected to the end of 2006 and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the yields from a selection of high quality corporate bonds. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the selected investment grade bond rates. The discount rate determined on this basis increased to 6.00% as of December 31, 2006 from 5.75% as of December 31, 2005.

If we had decreased the expected discount rate by 0.5% in 2006, 2005 and 2004, pension expense would have increased by approximately $0.1 million, $0.2 million and $0.7 million, respectively.

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

Our postretirement expense was approximately $7.6 million, $7.2 million and $3.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in expense in 2005 as compared with 2004 was primarily due to recognition of prior service cost, as a result of fair value accounting associated with the Acquisition. The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate range used to calculate the 2006 postretirement expense was 10.25% in 2006 and trending down to 5.0% for 2013 and thereafter. A 1% increase in the assumed health care cost trend rate would increase 2006 postretirement benefit costs and the benefit obligation by approximately $1.0 million and $11.2 million, respectively.

Effective January 1, 2005, we do not contribute to the cost of retiree-medical benefits for new employees hired on or after such date.

Recent Accounting Pronouncements

Accounting Changes

In September 2006, the Financial Accounting Standards Board, or “FASB” issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its balance sheet the overfunded or underfunded status of its pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of its defined pension and postretirement benefit plans within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. In addition, the measurement date (the date at which the plan assets and benefit obligation are measured) is required to be the Company’s fiscal year end. We use a December 31st measurement date which is our fiscal year end. We adopted the provisions of SFAS No. 158 effective December 31, 2006. The impact of adopting SFAS No. 158 was $8.7 million, reflected on the December 31, 2006 consolidated balance sheet as an increase to accumulated other comprehensive loss of $5.5 million, an increase in pension liabilities and postretirement benefit obligations other than pensions of $8.7 million, an increase in deferred tax assets of $0.1 million and a decrease in deferred income tax liabilities of $3.1 million, with no impact to the consolidated statements of operations or cash flows. See Note 11 to our audited consolidated financial statements contained elsewhere in this Annual Report.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or “SAB” No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which

SAB No. 108 is applied. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and was adopted by us on December 31, 2006. The adoption of SAB No. 108 had no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior period financial statements, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 had no effect on our financial statements. However the adoption of SFAS No. 154 could have a material impact on our financial position and results of operations if we have an accounting change in the future.

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation expense for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

In connection with the adoption of SFAS No. 123(R), we recorded $940,000 of stock-based compensation expense during the year ended December 31, 2006. See Note 9 to our audited consolidated financial statements contained elsewhere in this Annual Report for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS No. 123(R).

Current Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We will adopt SFAS No. 159 on January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be as of the beginning of 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us at the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We do not believe the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us will be as of the beginning of 2007. We do not believe that the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

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

We had $315.0 million of total fixed rate debt and $395.0 million (which includes a $3.0 million note payable) of variable rate debt outstanding at December 31, 2006. Borrowings under the credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.4 million.

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

On October 2, 2006, we entered into a 3 month LIBOR interest rate cap at 6% from January 24, 2008 to January 24, 2009 for a notional amount of $275.0 million.

The three month LIBOR interest rate at December 31, 2006 was 5.36%.

None of these derivatives were designated as hedges; accordingly, all changes in their fair value were recognized in earnings.

The fair values of the interest rate caps were recorded as other long-term assets of $185,000 and $87,000 on the consolidated balance sheets at December 31, 2006 and 2005, respectively. The changes in fair values of the interest rate caps of $136,000 and $278,000 were recorded in the consolidated statements of operations as an increase to interest expense during the years ended December 31, 2006 and 2005, respectively.

The fair values of the interest rate swaps at December 31, 2006 and 2005 were $1.6 million and $1.4 million, respectively, which were recorded as other long-term assets on the consolidated balance sheets. The changes in the fair values of the interest rate swaps were recorded as a reduction to interest expense in the consolidated statements of operations of $238,000 and $1,403,000 during the years ended December 31, 2006 and 2005, respectively. The Company received payments of $930,000 from the counterparties to the interest rate swaps during the year ended December 31, 2006, which was recorded as interest income in the consolidated statement of operations.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements, together with the auditors’ report thereon, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I (2) (c) of Form 10-K.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I (2) (c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Omitted pursuant to General Instruction I (2) (c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I (2) (c) of Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Deloitte & Touche LLP, for services provided to K&F Industries during 2006 and 2005:

	2006	2005
Audit Fees(1)	$899,695	$552,270
Audit-Related Fees(2)	44,650	95,230
Tax Fees(3)	90,000	90,000
All Other Fees(4)	26,168	120,500

Total	$1,060,513	$858,000

(1)	The aggregate of fees billed or expected to be billed for the audit of our annual financial statements.

(2)	The aggregate of fees billed or expected to be billed for employee benefit plan audits, assistance with registration statements, consents and comfort letters related to debt issuance and other services approved by the Audit Committee.

(3)	The aggregate of fees billed or expected to be billed for services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

(4)	The aggregate of fees billed or expected to be billed for due diligence services.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Page

1.	K&F Industries, Inc. — Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, for the period from November 18, 2004 through December 31, 2004 and the period from January 1, 2004 through November 17, 2004 (Predecessor)
F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005, for the period from November 18, 2004 through December 31, 2004 and the period from January 1, 2004 through November 17, 2004 (Predecessor)
F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, for the period from November 18, 2004 through December 31, 2004 and the period from January 1, 2004 through November 17, 2004 (Predecessor)
F-5
	Notes to Consolidated Financial Statements	F-6

All other schedules and separate financial statements are omitted because they are not applicable or the required information is shown in the consolidated the financial statements or notes thereto. Exhibits 10.1 through 10.7, 10.9 through 10.12, 10.14 through 10.20 and 10.27 are management contracts or compensation plans.

2.	Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Stock Purchase Agreement dated as of October 15, 2004, entered into by and among K&F Industries Holdings, Inc. (“K&F Holdings”) (formerly K&F Parent, Inc. and AAKF Acquisition, Inc.), K&F Industries, Inc. (“K&F Industries”) and the stockholders of K&F Industries(1).
2.2	—	Agreement and Plan of Merger dated as of March 5, 2007 by and among K&F Industries Holdings, Inc., Ferndown Acquisition Corp. and Meggitt-USA, Inc.(10).
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant(5).
3.2	—	Amended and Restated By-Laws of the Registrant(5).
4.2	—	Supplemental Indenture dated as of November 8, 2004 for the 9 1/4% Senior Subordinated Notes between K&F Industries and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee(3).
4.3	—	Indenture dated as of December 20, 2002 for the 9 5/8% Senior Subordinated Notes between K&F Industries and U.S. Bank National Association (successor to State Street Bank and Trust Company), as Trustee(3).
4.4	—	Supplemental Indenture dated as of November 8, 2004 for the 9 5/8% Senior Subordinated Notes between K&F Industries and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee(3).
4.5	—	Indenture dated as of November 18, 2004 between K&F Acquisition, Inc., and U.S. Bank National Association, as Trustee(1).
4.6	—	First Supplemental Indenture dated as of November 18, 2004 between K&F Industries and U.S. Bank National Association, as Trustee(3).
4.7	—	Second Supplemental Indenture dated as of November 18, 2004 among Aircraft Braking Systems Corporation, Engineered Fabrics Corporation, Aircraft Braking Services, Inc. and U.S. Bank National Association, as Trustee(3).

Exhibit
Number		Description of Exhibit

10.1	—	Employment Agreement dated as of November 15, 2004 between K&F Industries and Bernard L. Schwartz(3).
10.2	—	Employment Agreement dated as of November 15, 2004 between K&F Industries and Kenneth Schwartz(3).
10.3	—	Employment Agreement dated as of November 9, 2004 between K&F Industries and Dirkson R. Charles(3).
10.4	—	Employment Agreement dated as of November 18, 2004 between K&F Industries and Ronald Kisner(3).
10.5	—	Employment Agreement dated as of November 18, 2004 between K&F Industries and Frank P. Crampton(3).
10.8	—	Credit Agreement, dated as of November 18, 2004, among K&F Intermediate Holdco, Inc., a Delaware corporation, K&F Acquisition, Inc., a Delaware corporation as Borrower, the several banks and other financial institutions or entities from time to time parties to this Agreement as the Lenders, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as Advisors, J.P. Morgan Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P. and Citigroup Global Markets Inc., as Co-Documentation Agents and Lehman Commercial Paper Inc., as Administrative Agent(1).
10.9	—	K&F Industries, Inc. Retirement Plan for Salaried Employees(8).
10.10	—	K&F Industries, Inc. Savings Plan for Salaried Employees(8).
10.11	—	K&F Industries, Inc. Executive Deferred Bonus Plan(2).
10.12	—	K&F Industries, Inc. Supplemental Executive Retirement Plan(2).
10.13	—	Registration Rights Agreement, dated as of November 18, 2004 by and among K&F Acquisition, Lehman Brothers Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc., and J.P. Morgan Securities Inc(1).
10.14	—	K&F Industries, Inc. Supplemental Executive Retirement Plan, as amended(2).
10.16	—	Form of Management Non-Qualified Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.17	—	Form of Management Incentive Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.18	—	Form of Non-Qualified Aurora Advisor Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.19	—	Form of Non-Qualified Director Option Agreement pursuant to the Registrant’s 2004 Stock Incentive Plan(3).
10.20	—	Consulting Agreement dated as of February 14, 2005 by and between Bernard L. Schwartz and K&F Industries(3).
10.21	—	Securityholders Agreement, dated as of November 18, 2004 among the Registrant and certain of its Stockholders, Optionholders and Warrantholders(4).
10.22	—	Amendment No. 1, dated as of December 27, 2004, to Securityholders Agreement among the Registrant and certain of its Stockholders, Optionholders and Warrantholders(4).
10.24	—	Noncompetition Agreement, dated as of November 18, 2004 by and among AAKF Acquisition, Inc. (as predecessor-in-interest to the Registrant), K&F Industries, Inc. and Bernard L. Schwartz(4).
10.25	—	Amendment No. 2, dated as of April 27, 2005, to Securityholders Agreement among the Registrant and certain of its Stockholders, Optionholders and Warrantholders(4).
10.26	—	Form of Director and Officer Indemnification Agreements(5).
10.27	—	Amended and Restated 2004 Stock Incentive Plan(6).
10.28	—	Amended and Restated Management Services Agreement dated as of August 12, 2005 by and among the Registrant, K&F Industries, Inc. and Aurora Management Partners LLC(6).
10.29	—	First Amendment, dated as of October 17, 2005, among K&F Intermediate Holdco, Inc., K&F Industries as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as the Lenders, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as exclusive advisors, joint lead arrangers and joint bookrunners, J.P. Morgan Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners, L.P. and Citigroup Global Markets Inc., as Co-Documentation Agents and Lehman Commercial Paper Inc., as Administrative Agent(7).

Exhibit
Number			Description of Exhibit

10.30		—	Stockholders Agreement dated as of March 5, 2007 by and among Meggitt USA, Inc., K&F Industries Holdings, Inc. and Aurora Equity Partners III L.P., Aurora Equity Partners II L.P., Aurora Overseas Equity Partners III, L.P. and Aurora Overseas Equity Partners II, L.P. (10).
10.31		—	Stockholders Agreement dated as of March 5, 2007 by and among Meggitt USA, Inc., K&F Industries Holdings, Inc. and certain of its stockholders (10).
10.32		—	Stockholders Agreement dated as of March 5, 2007 by and among Meggitt USA, Inc., K&F Industries Holdings, Inc. and Jack O. Peiffer, Thomas A. Johnson and J. Thomas Zusi (10).
10.33		—	Stockholders Agreement dated as of March 5, 2007 by and among Meggitt USA, Inc., K&F Industries Holdings, Inc. and General Electric Pension Trust and General Electric Insurance Plan Trust (10).
10.34		—	Guaranty and Undertakings Agreement dated as of March 5, 2007 by and among Meggitt PLC and K&F Industries Holdings, Inc. (10).
12.1		—	Statement regarding computation of ratio of earnings to fixed charges(5).
21.1		—	Subsidiaries of the Registrant(9).
24	.1*	—	Powers of Attorney (included as part of the signature pages to this Annual Report).
31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 23, 2004 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-102658 and incorporated herein by reference.

(3)	Previously filed as on exhibit to the Registrant’s Registration Statement on Form S-4, No. 333-122672 and incorporated herein by reference.

(4)	Previously filed as an exhibit to K&F Holdings’ Registration Statement on Form S-4, No. 333-124870 and incorporated herein by reference.

(5)	Previously filed as an exhibit to K&F Holdings’ Registration Statement on Form S-4, No. 333-125117 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report of Form 8-K dated August 12, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 17, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to K&F Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit to K&F Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to K&F Holdings’ Current Report on Form 8-K dated March 6, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K&F INDUSTRIES, INC.

By:	/s/ Kenneth M. Schwartz
Kenneth M. Schwartz
President, Chief Executive Officer and Director

Date: March 16, 2007

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

Signature	Title	Date

/s/ Lawrence A. Bossidy Lawrence A. Bossidy	Chairman of the Board	March 16, 2007

/s/ Kenneth M. Schwartz Kenneth M. Schwartz	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2007

/s/ Dirkson R. Charles Dirkson R. Charles	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2007

/s/ Dale F. Frey Dale F. Frey	Director	March 16, 2007

/s/ Thomas A. Johnson Thomas A. Johnson	Director	March 16, 2007

/s/ John T. Mapes John T. Mapes	Director	March 16, 2007

/s/ Gerald L. Parsky Gerald L. Parsky	Director	March 16, 2007

/s/ Jack O. Peiffer Jack O. Peiffer	Director	March 16, 2007

/s/ J. Thomas Zusi J. Thomas Zusi	Director	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
K&F Industries, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of K&F Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended and the period from November 18, 2004 to December 31, 2004 (“Successor Company operations”), and for the period from January 1, 2004 to November 17, 2004 (“Predecessor Company operations”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of K&F Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, the period from November 18, 2004 to December 31, 2004, and for the period from January 1, 2004 to November 17, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006 and adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” effective January 1, 2006.

/s/
DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 1, 2007
(March 5, 2007 as to Note 19)

K&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$16,347,000	$34,731,000
Accounts receivable — net	59,014,000	47,586,000
Inventory	71,436,000	53,979,000
Other current assets	5,166,000	5,979,000
Deferred income taxes	15,341,000	15,133,000

Total current assets	167,304,000	157,408,000

Property, plant and equipment — net	108,418,000	101,885,000
Other long-term assets	2,002,000	1,490,000
Debt issuance costs — net	17,506,000	22,517,000
Program participation costs — net	224,303,000	201,023,000
Intangible assets — net	53,540,000	58,546,000
Goodwill	850,428,000	841,049,000

Total assets	$1,423,501,000	$1,383,918,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,584,000	$18,223,000
Current portion of long-term debt	—	11,018,000
Current portion of capital lease obligation	844,000	—
Interest payable	3,426,000	5,171,000
Income taxes payable	11,149,000	7,230,000
Other current liabilities	48,240,000	49,141,000

Total current liabilities	89,243,000	90,783,000

Pension liabilities	58,963,000	54,348,000
Deferred income tax liabilities	54,678,000	43,234,000
Postretirement benefit obligations other than pensions	99,769,000	92,625,000
Other long-term liabilities	7,855,000	5,491,000
Capital lease obligation	10,153,000	—
Note payable	3,000,000	—
Long-term debt	707,000,000	755,559,000
Commitments and contingencies (Notes 12 and 13)
Stockholder’s equity:
Common stock, $.01 par value — authorized, 1,000 shares; issued and outstanding, 1,000 shares	—	—
Additional paid-in capital	309,810,000	309,810,000
Retained earnings	88,387,000	34,001,000
Accumulated other comprehensive loss	(5,357,000)	(1,933,000)

Total stockholder’s equity	392,840,000	341,878,000

Total liabilities and stockholder’s equity	$1,423,501,000	$1,383,918,000

See notes to consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			November 18, 2004	January 1, 2004
	Year Ended		through	through
	December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Net sales	$424,134,000	$384,630,000	$53,448,000	$299,868,000
Cost of sales (including inventory purchase accounting charges of $1,174,000, $12,084,000 and $6,748,000 for the years ended December 31, 2006 and 2005 and for the period November 18, 2004 through December 31, 2004, respectively)	228,244,000	215,710,000	33,315,000	174,223,000

Gross profit	195,890,000	168,920,000	20,133,000	125,645,000
Independent research and development	16,067,000	15,974,000	1,770,000	12,048,000
Selling, general and administrative expenses	36,340,000	36,934,000	4,519,000	27,650,000
Amortization of intangible assets	5,615,000	10,753,000	1,440,000	4,196,000
Acquisition transaction expenses	—	—	5,350,000	101,533,000

Operating income (loss)	137,868,000	105,259,000	7,054,000	(19,782,000)
Interest expense, net of interest income of $3,148,000, $519,000, $41,000 and $517,000	57,240,000	56,149,000	6,410,000	34,287,000

Income (loss) before income taxes	80,628,000	49,110,000	644,000	(54,069,000)
Income tax (provision) benefit	(26,242,000)	(15,989,000)	236,000	25,082,000

Net income (loss)	$54,386,000	$33,121,000	$880,000	$(28,987,000)

See notes to consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Preferred						Accumulated
	Stock		Common Stock		Additional	Retained	Other
	Shares		Shares		Paid-in	Earnings	Comprehensive	Comprehensive
	Issued	Amount	Issued	Amount	Capital	(Deficit)	Income (Loss)	Income (Loss)

Predecessor
Balance, January 1, 2004	—	$—	740,398	$7,000	$(263,259,000)	$104,039,000	$(27,758,000)
Net loss						(28,987,000)		$(28,987,000)
Cumulative translation adjustments							121,000	121,000
Additional minimum pension liability (net of tax of $3,057,000)							(4,881,000)	(4,881,000)

Balance, November 17, 2004	—	—	740,398	7,000	(263,259,000)	75,052,000	(32,518,000)	$(33,747,000)

Successor
Elimination of historical stockholders’ deficiency upon consummation of the acquisition			(740,398)	(7,000)	263,259,000	(75,052,000)	32,518,000
Net income						880,000		$880,000
Equity contributions from K&F Intermediate Holdco, Inc.	9,250	—	1,000	—	309,790,000
Cumulative translation adjustments							69,000	69,000

Balance, December 31, 2004	9,250	—	1,000	—	309,790,000	880,000	69,000	$949,000

Net income						33,121,000		$33,121,000
Cumulative translation adjustments							(211,000)	(211,000)
Additional minimum pension liability (net of tax of $1,106,000)							(1,791,000)	(1,791,000)
Equity contributions from K&F Intermediate Holdco, Inc.					20,000
Redemption of preferred stock	(9,250)	—

Balance, December 31, 2005	—	—	1,000	—	309,810,000	34,001,000	(1,933,000)	31,119,000)

Net income						54,386,000		$54,386,000
Cumulative translation adjustments							263,000	263,000
Additional minimum pension liability (net of tax of $1,106,000)							1,791,000	1,791,000
Adoption of SFAS No. 158 (net of tax of $3,169,000)							(5,478,000)	(5,478,000)

Balance, December 31, 2006	—	$—	1,000	$—	$309,810,000	$88,387,000	$(5,357,000)	$50,962,000

See notes to consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 18,
			2004	January 1, 2004
	Year Ended		through	through
	December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Cash Flows From Operating Activities:
Net income (loss)	$54,386,000	$33,121,000	$880,000	$(28,987,000)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	12,595,000	10,824,000	1,223,000	6,271,000
Amortization of program participation costs(a)	9,251,000	3,955,000	247,000	—
Amortization of intangible assets(a)	7,390,000	10,753,000	1,440,000	4,196,000
Loss on disposal of equipment	1,624,000	841,000	—	—
Inventory purchase accounting charges	1,174,000	12,084,000	6,748,000	—
Stock-based compensation	940,000	65,000	—	—
Non-cash interest expense — amortization/write-off of debt issuance costs	5,011,000	6,566,000	512,000	8,168,000
(Gain) loss on change in fair market value of interest rate swaps and caps	(102,000)	(1,125,000)	5,000	—
Provision for losses on accounts receivable	24,000	411,000	—	20,000
Cancellation of stock options	—	—	—	46,156,000
Defeasance costs of senior subordinated notes	—	—	—	44,084,000
Deferred income taxes	12,300,000	12,514,000	(631,000)	(17,502,000)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,284,000)	(5,760,000)	(1,707,000)	1,059,000
Inventory	(14,726,000)	(4,932,000)	4,932,000	(3,928,000)
Other current assets	(12,000)	(1,657,000)	(2,667,000)	(14,716,000)
Other long-term assets	(410,000)	—	(351,000)	—
Program participation costs — equipment	(29,031,000)	(26,302,000)	(2,787,000)	—
Program participation costs — cash payments	(3,500,000)	(1,000,000)	—	(6,283,000)
Accounts payable	9,884,000	(78,000)	(1,794,000)	1,795,000
Interest payable	(1,745,000)	1,666,000	(7,930,000)	7,638,000
Other current liabilities	4,751,000	21,148,000	(2,296,000)	1,239,000
Pension liability	3,523,000	3,202,000	619,000	6,856,000
Postretirement benefit obligations other than pensions	2,486,000	356,000	411,000	(1,184,000)
Other long-term liabilities	1,864,000	246,000	(504,000)	741,000

Net cash provided (used) by operating activities	67,393,000	76,898,000	(3,650,000)	55,623,000

Cash Flows From Investing Activities:
Capital expenditures	(21,181,000)	(12,826,000)	(1,810,000)	(2,902,000)
Payment for acquisitions, net of cash acquired	(16,016,000)	—	(640,935,000)	—
Payment of deferred purchase price	—	(14,682,000)	—	—
Cancellation of stock options	—	—	(42,047,000)	—
Other acquisition and transaction costs	—	—	(11,110,000)	—

Net cash used in investing activities	(37,197,000)	(27,508,000)	(695,902,000)	(2,902,000)

Cash Flows From Financing Activities:
Proceeds from sale and leaseback transaction	10,997,000	—	—	—
Payments of senior term loan	(59,000,000)	(24,000,000)	—	—
Payments of long-term debt including defeasance costs of senior subordinated notes	(577,000)	—	(443,507,000)	—
Debt issuance costs	—	(315,000)	(29,280,000)	—
Proceeds from issuance of senior term loan	—	—	480,000,000	—
Proceeds from issuance of senior subordinated notes	—	—	315,000,000	—
Equity contributions	—	20,000	309,790,000	—

Net cash (used) provided in financing activities	(48,580,000)	(24,295,000)	632,003,000	—

Net (decrease) increase in cash and cash equivalents	(18,384,000)	25,095,000	(67,549,000)	52,721,000
Cash and cash equivalents, beginning of period	34,731,000	9,636,000	77,185,000	24,464,000

Cash and cash equivalents, end of period	$16,347,000	$34,731,000	$9,636,000	$77,185,000

Supplemental Information:
Interest paid during the period	$57,926,000	$49,731,000	$13,772,000	$25,549,000

Income taxes paid during the period	$6,704,000	$767,000	$—	$6,419,000

Income tax refund received during the period	$—	$15,425,000	$—	$—

Excluded from the consolidated statement of cash flows during the year ended December 31, 2006 is a $3.0 million note payable issued in connection with the acquisition of Nasco Aircraft Brake, Inc.

(a)	During the year ended December 31, 2005, the Company finalized the allocation of the purchase price relating to the November 17, 2004 acquisition. This resulted in the reallocation of approximately $126 million from intangible assets to program participation costs. See Note 14.

See notes to consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

K&F Industries, Inc. and subsidiaries (“K&F Industries,” “K&F” or the “Company”), is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States and certain foreign governments. The Company’s activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation (“Aircraft Braking Systems”), which generated approximately 82% of the Company’s total revenues during the year ended December 31, 2006 and Engineered Fabrics Corporation (“Engineered Fabrics,” and together with Aircraft Braking Systems, the “Subsidiaries”), which generated approximately 18% of the Company’s total revenues during the year ended December 31, 2006.

Acquisition of Nasco Aircraft Brake, Inc.

On April 1, 2006, K&F acquired the common stock of Nasco Aircraft Brake, Inc. (“NASCO”) for approximately $19.0 million, including capitalized transaction costs. The acquisition was made using cash on hand and the issuance of a $3.0 million note (see Note 7). The acquisition further diversifies the portfolio of aircraft that K&F services, and provides the Company with access to proprietary technology and products that will enhance its overall product offerings. The results of operations of NASCO have been included in the 2006 consolidated statement of operations since the date of acquisition. Pro forma information has not been included as the results of NASCO are not material to the Company. See Note 14.

The fair values assigned to NASCO were as follows:

Fair value of assets acquired, including goodwill	$21,618,000
Cash paid, net of cash acquired	(16,016,000)
Issuance of note payable	(3,000,000)

Liabilities assumed	$2,602,000

The Acquisition of K&F Industries

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

The Acquisition was financed with an offering by K&F Industries of $315.0 million of 7 3/4% Senior Subordinated Notes due 2014 (the “7 3/4% Notes”), the borrowing by K&F Industries of $480.0 million under a new $530.0 million Senior Secured Credit Facility, as amended (the “Credit Facility”) and $309.8 million of equity from K&F Holdings. K&F Holdings contributed $309.8 million of equity to K&F Intermediate Holdco, Inc., which then contributed such proceeds as equity to K&F Acquisition, Inc. prior to the merger of K&F Acquisition, Inc. with and into K&F Industries.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All references in the Notes to the Consolidated Financial Statements to events or activities which occurred prior to the completion of the Acquisition relate to K&F Industries as the Predecessor company and are labeled “Predecessor.”

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of K&F Industries Holdings, Inc. and subsidiaries. All significant intercompany accounts and transactions between these entities have been eliminated.

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

Accounts Receivable — Accounts receivable, net, totaled $59.0 million and $47.6 million at December 31, 2006 and 2005, respectively. The Company does not require collateral for its trade accounts receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established primarily based on specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts. The allowance for doubtful accounts recorded at December 31, 2006 and 2005 was $1.5 million and $1.6 million, respectively.

Inventory — Inventory is stated at weighted average cost, not in excess of net realizable value. In accordance with industry practice, inventoried costs may contain amounts relating to contracts with long production cycles, a portion of which will not be realized within one year. Write-downs for slow moving and obsolete inventories are provided based on current assessments about future product demand and production requirements for the next twelve months. The Company evaluates the adequacy of these write-downs quarterly.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Upon completion of the Acquisition, the Company determined that Aircraft Braking Systems and Engineered Fabrics qualified as reporting units because discrete financial information exists for each operation and the management of each operation directly reviewed the operation’s performance. K&F evaluates this on an on-going basis and has determined that our current reporting units are still valid.

The first step of the impairment test identifies potential impairments by comparing the estimated fair value using a discounted cash flow analysis of each reporting unit with its corresponding net book value, including goodwill. If the net book value of the reporting unit exceeds its fair value, the second step of the impairment test determines the potential impairment loss by applying the estimated fair value first to the tangible assets, then to the identifiable intangible assets. Any remaining value would then be applied to the goodwill. The excess carrying value of goodwill over the remaining fair value would indicate the amount of the impairment charge. Based on the results of its annual impairment test, K&F determined that no impairment of goodwill existed at December 31, 2006 or 2005. See Note 14.

Derivative Financial Instruments — K&F uses derivative financial instruments, primarily interest rate caps and interest rate swaps, to reduce the impact of potential increases in interest rates. K&F does not use derivative financial instruments for speculative purposes. All derivative financial instruments are reported on the consolidated balance sheets at fair value. If no hedging relationship is designated, the derivative is marked to market through earnings. See Note 8.

Debt Issuance Costs — Debt issuance costs consist of financing costs of $17.5 million and $22.5 million, which are net of accumulated amortization (non-cash interest expense) of $7.1 million and $4.1 million at December 31, 2006 and 2005, respectively. Debt issuance costs are being amortized on the effective interest method for the 7 3/4% Notes and straight-line for the Credit Facility. Costs are being amortized over periods of 6 to 10 years which reflects the terms of the debt instruments.

Program Participation Costs — Program participation costs consist of incentives provided to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their sole source selection of the Company’s products for installation on aircraft (“Program Participation Costs”). Prior to the completion of the Federal Aviation Administration (“FAA”)-certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product. Any equipment that is shipped prior to the completion of the FAA-certification process is expensed. In most cases, the Company does not receive revenue from the OEM for wheel and brake parts, and the Company does not generate profits until it sells replacement parts to the OEMs’ customers and end-user aircraft operators. The Company (i) expenses all three components of Program Participation Costs for non-sole source programs in cost of sales when the applicable original equipment is shipped or the

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash payments component is paid and (ii) capitalizes Program Participation Costs for sole source contracts. A “sole source contract” is a contractual commitment from the OEM pursuant to which the OEM (i) agrees to purchase parts for newly-produced aircraft exclusively from the Company, and (ii) agrees not to support an attempt by a different supplier to be certified as a supplier of replacement parts for such aircraft platform. These sole source contracts require the Company to supply the OEM with all of the OEM’s parts requirements for as long as the applicable aircraft is produced and is in service. Accordingly, the Company amortizes all capitalized Program Participation Costs as an expense in cost of sales on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 25 years. See Note 14.

In contrast, prior to the Acquisition, (i) costs associated with discounted products and free products were recognized as an expense in cost of sales when the applicable original equipment was shipped and (ii) costs related to the cash payments component of Program Participation Costs were capitalized and then amortized on a straight-line basis over the shorter of the estimated economic useful life of the aircraft or 20 years, as amortization expense. Such cash payments amounted to approximately $6.3 million for the period January 1, 2004 through November 17, 2004 and discounts and free products relating to sole source programs recognized in cost of sales amounted to approximately $21.9 million for the period January 1, 2004 through November 17, 2004.

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

Business and Credit Concentrations — The Company’s customers are concentrated in the airline industry but are not concentrated in any specific region. The U.S. government accounted for approximately 24%, 25%, 28% and 23% of total consolidated net sales for the years ended December 31, 2006 and 2005 and for the periods November 18, 2004 to December 31, 2004 and January 1, 2004 through November 17, 2004, respectively. No other single customer accounted for 10% or more of consolidated net sales for the years and periods then ended, and there were no significant accounts receivable from a single customer, except for the U.S. government, at December 31, 2006 or 2005. Substantially all of the cash and cash equivalents, including foreign cash balances at December 31, 2006 and 2005 were uninsured. Foreign cash balances at December 31, 2006 and 2005 were $1.7 million and $0.5 million, respectively.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples include estimates related to bad debts, inventory obsolescence, intangible assets, income taxes, warranty obligations, workers’ compensation liabilities, pension and postretirement benefits and contingencies and litigation.

Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Compensation expense for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

In connection with the adoption of SFAS No. 123(R), the Company recorded $940,000 of stock-based compensation expense during the year ended December 31, 2006. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS No. 123(R).

Accounting Changes — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its balance sheet the overfunded or underfunded status of its pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of its defined pension and postretirement benefit plans within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. In addition, the measurement date (the date at which the plan assets and benefit obligation are measured) is required to be the Company’s fiscal year end. K&F uses a December 31st measurement date which is its fiscal year end. The Company adopted the provisions of SFAS No. 158 effective December 31, 2006. The impact of adopting SFAS No. 158 was $8.7 million, reflected on the December 31, 2006 consolidated balance sheet as an increase to accumulated other comprehensive loss of $5.5 million, an increase in pension liabilities and postretirement benefit obligations other than pensions of $8.7 million, an increase in deferred tax assets of $0.1 million and a decrease in deferred income tax liabilities of $3.1 million, with no impact to the consolidated statements of operations or cash flows. See Note 11.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB No. 108 is applied. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and was adopted by the Company on December 31, 2006. The adoption of SAB No. 108 had no impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior period financial statements, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 had no effect on the Company’s financial statements. However the adoption of SFAS No. 154 could have a material impact on the Company’s financial position and results of operations if the Company has an accounting change in the future.

Current Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measure, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company will be as of the beginning of 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for the Company at the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its consolidated financial statements.

3.	Accounts Receivable

	December 31,
	2006	2005

Accounts receivable, principally from commercial and general aviation customers	$50,623,000	$43,626,000
Accounts receivable on U.S. government and other long-term contracts	9,937,000	5,587,000
Allowances	(1,546,000)	(1,627,000)

Total	$59,014,000	$47,586,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of changes in the allowance for doubtful accounts is as follows:

			November 18, 2004	January 1, 2004
			through	through
	Year Ended December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Balance at beginning of period	$1,627,000	$1,236,000	$1,236,000	$1,216,000
Current period provisions	24,000	411,000	—	20,000
Write-off	(105,000)	(20,000)	—	—

Balance at end of period	$1,546,000	$1,627,000	$1,236,000	$1,236,000

During the year ended December 31, 2006, the Company received payment of $82,000 for an account receivable that was charged to the provision for losses on accounts receivable in 2005.

4.	Inventory

	December 31,
	2006	2005

Raw materials and work-in-process	$40,431,000	$29,689,000
Finished goods	12,796,000	11,920,000
Inventoried costs related to U.S. government and other long-term contracts	18,209,000	12,370,000

Total	$71,436,000	$53,979,000

5.	Property, Plant and Equipment

	December 31,
	2006	2005

Land	$3,809,000	$3,809,000
Buildings and improvements	36,470,000	36,334,000
Machinery, equipment, furniture and fixtures	91,362,000	73,105,000

Total	131,641,000	113,248,000
Less accumulated depreciation and amortization	23,223,000	11,363,000

Total	$108,418,000	$101,885,000

Assets under capital lease recorded in property, plant and equipment, net of accumulated depreciation and amortization, were $11.0 million at December 31, 2006. See Note 12.

During the years ended December 31, 2006 and 2005, the Company capitalized $702,000 and $170,000 of interest related to the construction of its new facility in Danville, Kentucky. No amounts were capitalized during the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004.

During the years ended December 31, 2006 and 2005, the Company recorded losses on the disposal of fixed assets (included in cost of sales) of $1.6 million and $0.8 million, primarily due to the retirement of manufacturing equipment, principally at Aircraft Braking Systems, as certain manufacturing operations have been relocated and also due to the obsolescence of certain equipment.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Current Liabilities

	December 31,
	2006	2005

Accrued payroll costs	$14,313,000	$14,128,000
Accrued property and other taxes	2,067,000	2,507,000
Accrued costs on long-term contracts	3,225,000	3,963,000
Accrued warranty costs	10,840,000	12,327,000
Customer credits	6,784,000	7,264,000
Postretirement benefit obligations other than pensions	5,889,000	6,000,000
Other	5,122,000	2,952,000

Total	$48,240,000	$49,141,000

7.	Note Payable and Long-Term Debt

	December 31,
	2006	2005

Note payable	$3,000,000	$—

Senior term loan	$392,000,000	$439,982,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
9 5/8% senior subordinated notes due 2010	—	577,000

Total long-term debt	707,000,000	755,559,000
Current portion of long-term debt	—	11,018,000

Total debt	$707,000,000	$766,577,000

Note Payable — In connection with the acquisition of NASCO, the Company issued a $3.0 million note payable which matures on March 31, 2009 (the “Note”). Interest is payable quarterly at the rate of three month LIBOR in effect at the beginning of the quarterly period plus 2.875%. The interest rate on the Note was 8.245% at December 31, 2006.

Credit Facility — Concurrent with the closing of the Acquisition, K&F Industries entered into a $530.0 million senior secured Credit Facility, as amended, consisting of a six-year $50.0 million revolving credit facility, maturing November 18, 2010 and an eight-year $480.0 million senior term loan facility, maturing November 18, 2012 (the “Senior Term Loan”). The principal balance of the Senior Term Loan is payable in quarterly installments during 2012. The revolving credit facility is available, subject to certain conditions, for general corporate purposes of K&F Industries in the ordinary course of business and for other transactions permitted under the Credit Facility. A portion of the revolving Credit Facility is available for letters of credit. The obligations under the Credit Facility are secured by a lien on substantially all of K&F Industries’ assets and substantially all of the assets of the K&F Industries’ direct and indirect subsidiaries and are guaranteed by K&F Industries direct and indirect domestic subsidiaries.

Borrowings under the Credit Facility bear interest, at the option of K&F Industries, at a rate equal to an applicable margin plus (a) the base rate, which will be the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.5% or (b) the eurodollar rate, which will be the rate at which eurodollar deposits for one, two, three or six or (if available to all lenders under the relevant facility, as determined by such lenders in their sole discretion) nine or twelve months are offered in the interbank eurodollar market. The applicable margin for the revolving credit facility is currently 1.25% with respect to the base rate loans and 2.25% with respect to eurodollar loans. The applicable margin for the Senior Term Loan is currently 1.00% with respect to base rate loans and 2.00% with respect to eurodollar loans.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the occurrence of any payment default, all outstanding amounts under the Credit Facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2% per annum. K&F Industries is also obligated to pay a commission on all outstanding letters of credit in the amount of an applicable margin then in effect with respect to eurodollar loans under the revolving credit facility as well as fronting fees on the aggregate drawable amount of all outstanding letters of credit. The weighted average interest rate on outstanding indebtedness under the Credit Facility was 7.35% at December 31, 2006.

The Credit Facility contains customary representations and warranties, covenants and conditions to borrowing.

The Credit Facility contains a number of negative covenants that limit K&F Industries from, among other things, incurring other indebtedness, entering into merger or consolidation transactions, disposing of all or substantially all of their assets, making certain restricted payments, paying dividends, making capital expenditures, creating any liens on its subsidiaries’ assets, creating guarantee obligations and material lease obligations and entering into sale and leaseback transactions and transactions with affiliates. The Credit Facility also limits the amount of cash and non-cash Program Participation Costs provided to manufacturers.

The Credit Facility also requires the maintenance of certain quarterly financial and operating ratios, including a consolidated cash interest coverage ratio and consolidated leverage ratio. At December 31, 2006, K&F Industries was in compliance with all covenants.

The Credit Facility also contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts or the occurrence of a change of control.

The Credit Facility provides for revolving loans not to exceed $50.0 million, with up to $10.0 million available for letters of credit. At December 31, 2006, K&F had $49.0 million available to borrow under the revolving credit facility and $1.0 million of letters of credit outstanding.

Senior Subordinated Notes — In connection with the Acquisition, on November 18, 2004, K&F Industries repurchased $138.9 million in principal amount of its 9 1/4% Senior Subordinated Notes due 2007 (the “9 1/4% Notes”) and $249.4 million of its 9 5/8% Senior Subordinated Notes due 2010 (the “9 5/8% Notes”). On December 23, 2004, K&F Industries redeemed the remaining $6.1 million principal amount outstanding of its 9 1/4% Notes. On December 15, 2006, K&F Industries redeemed the remaining $577,000 principal amount of its 9 5/8% Notes.

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

The indenture governing the 7 3/4% Notes contains certain events of default and agreements which are customary with respect to non-investment grade debt securities, including limitations on mergers, consolidations, and sale of substantially all assets by K&F Industries, incurrence of indebtedness, restricted payments, liens and sale and leaseback transactions by K&F Industries or its subsidiaries. The terms of the indenture also significantly restrict K&F Industries and its subsidiaries from paying dividends and otherwise transferring assets to K&F or K&F Intermediate Holdco, Inc. At December 31, 2006, K&F Industries was in compliance with all covenants.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities of long-term debt and the Note for the five years subsequent to December 31, 2006 are as follows:

Year Ending December 31,	Amount

2007	$—
2008	—
2009	3,000,000
2010	—
2011	—
Thereafter	707,000,000

Total	$710,000,000

During the years ended December 31, 2006 and 2005, the Company charged to interest expense $1.5 million and $2.8 million, respectively, related to the write-off of unamortized debt issuance costs associated with the prepayments of indebtedness. See Note 14.

8.	Fair Value of Financial Instruments

The carrying amounts of all financial instruments reported on the consolidated balance sheets at December 31, 2006 and 2005 approximate their fair value, except as discussed below.

The estimated fair value of the Company’s 7 3/4% Notes, based on quoted market prices or on current rates for similar debt with the same maturities was approximately $323.3 million and $317.0 million at December 31, 2006 and 2005, respectively. The estimated fair value of the Company’s outstanding indebtedness on the Credit Facility approximates its fair value because the interest rates on the debt are reset on a frequent basis to reflect current market rates.

As a requirement of the credit facility, K&F Industries entered into the following interest rate contracts:

•	a 3 month LIBOR interest rate cap at 6% from December 2005 to December 2007 for an increasing notional amount starting at $144.6 million, increasing to $161.2 million;

•	a swap arrangement for a portion of its term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.0375%, beginning January 24, 2006. The notional amount of the swap is initially $95.4 million and declines to $78.8 million on January 24, 2008 at the termination of the swap agreement; and

•	a swap arrangement for a portion of its term loans from a variable 3 month LIBOR interest rate to a fixed rate of 4.506%, beginning on January 24, 2006. The notional amount of the swap is initially $47.7 million and declines to $39.4 million on January 24, 2008 at the termination of the swap agreement.

On October 2, 2006 K&F Industries entered into a 3 month LIBOR interest rate cap at 6% from January 24, 2008 to January 24, 2009 for a notional amount of $275.0 million.

The three month LIBOR interest rate at December 31, 2006 was 5.36%.

None of these derivatives were designated as hedges; accordingly, all changes in their fair value were recognized in earnings.

The fair values of the interest rate caps were recorded as other long-term assets of $185,000 and $87,000 on the consolidated balance sheets at December 31, 2006 and 2005, respectively. The changes in fair values of the interest rate caps of $136,000 and $278,000 were recorded in the consolidated statements of operations as an increase to interest expense during the years ended December 31, 2006 and 2005, respectively.

The fair values of the interest rate swaps at December 31, 2006 and 2005 were $1.6 million and $1.4 million, respectively, which were recorded as other long-term assets on the consolidated balance sheets. The changes in the

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values of the interest rate swaps were recorded as a reduction to interest expense in the consolidated statements of operations of $238,000 and $1,403,000 during the years ended December 31, 2006 and 2005, respectively. The Company received payments of $930,000 from the counterparties to the interest rate swaps during the year ended December 31, 2006, which was recorded as interest income in the consolidated statement of operations.

9.	Capital Stock and Stock Options

Common Stock — Authorized common stock of K&F consists of 1,000 shares of voting common stock, par value $.01 per share. The total number of shares of voting common stock of K&F issued and outstanding at December 31, 2006 and 2005 was 1,000 shares. All of K&F Industries’ issued and outstanding common stock at December 31, 2006 and 2005 is owned by Intermediate Holdco which is owned by K&F Holdings.

Stock Options — K&F Holdings has a stock option plan covering an aggregate of 2,500,000 authorized shares of common stock, for the benefit of, and to provide incentives to officers, directors, employees and advisors of K&F and its subsidiaries. The exercise prices of all stock options issued were equal to the market value of K&F Holdings’ common shares at the date of grant. Options issued to advisors vest immediately and options issued to officers, directors and employees generally vest at the rate of 20% per year. The options have a contractual life of 10 years.

The Company adopted SFAS No. 123(R) effective January 1, 2006. See Note 2 for a further discussion of the adoption of SFAS No. 123(R).

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company previously estimated forfeitures in its expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS 123(R). The principal assumptions utilized in valuing options and the Company’s methodology for estimating such model inputs include: (i) expected volatility — estimate is based on the seven-year trailing volatility of publicly traded companies in the Company’s peer group in the aerospace industry. This was used because K&F Holdings’ common stock has only been publicly traded since August 2005; (ii) risk free interest rate — represents the rate available on U.S. government bonds at the date of grant with a maturity equal to the expected life of the option; (iii) expected option life — estimate is determined by taking the average of the vesting term and the contractual term of the option; and (iv) dividend yield — K&F Holdings does not anticipate paying any cash dividends in the foreseeable future.

There were 326,150 stock options granted during the year ended December 31, 2006. Total stock-based compensation (included in selling, general and administrative expenses) recognized on the consolidated statement of operations for the year ended December 31, 2006 was $0.9 million ($0.6 million, net of tax). The total compensation cost related to nonvested awards not yet recognized is $4.1 million at December 31, 2006, which will be recognized over a weighted average period of 3.8 years.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 requires the disclosure of pro forma net income (loss) had the Company adopted the fair value method. The following tables detail the effect on net income had compensation expense for the stock option plan awards been recorded based on the fair value method under SFAS No. 123:

		November 18,	January 1
	Year Ended	2004 through	through
	December 31, 2005	December 31, 2004	November 17, 2004
			(Predecessor)
Reported net income (loss)	$33,121,000	$880,000	$(28,987,000)
Add: Stock-based compensation expense included in net income, net of related tax effects	40,000	—	—
Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(559,000)	—	—

Pro forma net income (loss)	$32,602,000	$880,000	$(28,987,000)

The weighted average assumptions used to value option grants during the years ended December 31, 2006 and 2005 were as follows:

	Year Ended
	December 31,
	2006	2005

Volatility	27.56%	32.88%
Risk free interest rate	4.97%	3.97%
Dividend yield	0.0%	0.0%
Expected life	7.0 years	7.0 years

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity is as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Number of Options	Exercise Price	(Years)	(In thousands)

Outstanding at January 1, 2005	—	$—
Granted	1,404,821	5.50
Exercised	—	—
Forfeited or cancelled	—	—

Outstanding at December 31, 2005	1,404,821	5.50
Granted	326,150	17.70
Exercised	(54,062)	5.22
Forfeited or expired	(2,486)	5.22

Outstanding at December 31, 2006	1,674,423	$7.88	8.3	$24,800

Vested or expected to vest at December 31, 2006	1,674,423	$7.88	8.3	$24,800

Exercisable at December 31, 2006	249,368	$5.54	8.0	$4,300

The total intrinsic value of options exercised during the year ended December 31, 2006 was $0.6 million. The intrinsic value is calculated as the difference between the market value of K&F Holdings’ common stock and the exercise price of the shares. The weighted average grant date fair value for options granted during the years ended December 31, 2006 and 2005 was $7.35 and $2.32 per share, respectively. Cash received by K&F Holdings from the exercise of stock options during the year ended December 31, 2006 was $0.3 million. The tax benefit to K&F Holdings from stock option exercises was $11,000 for the year ended December 31, 2006. There were no exercises in 2005.

The following summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Life (Years)	Exercise Price

$ 5.22	1,314,192	8.0	$5.22	242,552	8.0	$5.22
15.16	5,000	8.9	15.16	1,000	8.9	15.16
16.00	30,900	9.6	16.00	—	—	—
17.00	29,081	8.8	17.00	5,816	8.8	17.00
17.80	235,250	9.3	17.80	—	—	—
18.17	60,000	9.7	18.17	—	—	—

	1,674,423	8.3	$7.88	249,368	8.0	$5.54

The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $0.6 million and $0.1 million, respectively.

At December 31, 2006, there were 771,515 shares available for future grants under the terms of the K&F Holdings’ stock option plan. K&F Holdings is authorized to issue new shares upon the exercise of stock options awarded under the plan.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), net of taxes, consist of the following:

			Amortization		Additional
		Cumulative	of Transition		Postretirement
		Effect of	Adjustment	Additional	Benefit	Accumulated
	Cumulative	Change in	Included in	Minimum	Obligations	Other
	Translation	Accounting	Interest	Pension	Other Than	Comprehensive
	Adjustments	Principle	Expense	Liability	Pensions	Income (Loss)

Predecessor
January 1, 2004	$293,000	$(550,000)	$550,000	$(28,051,000)	$—	$(27,758,000)
January 1, 2004 through November 17, 2004 change	121,000	—	—	(4,881,000)	—	(4,760,000)

November 17, 2004	414,000	(550,000)	550,000	(32,932,000)	—	(32,518,000)
Successor
November 18, 2004 through December 31, 2004 change	(345,000)	550,000	(550,000)	32,932,000	—	32,587,000

December 31, 2004	69,000	—	—	—	—	69,000
2005 change	(211,000)	—	—	(1,791,000)	—	(2,002,000)

December 31, 2005	(142,000)	—	—	(1,791,000)	—	(1,933,000)
2006 change	263,000	—	—	(700,000)	(2,987,000)	(3,424,000)

December 31, 2006	$121,000	$—	$—	$(2,491,000)	$(2,987,000)	$(5,357,000)

11.	Employee Benefit Plans

As discussed in Note 2, the Company has adopted the provisions of SFAS No. 158 on December 31, 2006.

The effect of SFAS No. 158 for K&F’s defined pension and postretirement benefit plans is as follows:

	December 31, 2006
	Before		After
	Adoption	Adjustment	Adoption

Deferred income taxes	$15,227,000	$114,000	$15,341,000
Deferred income tax liabilities	57,733,000	(3,055,000)	54,678,000
Pension liabilities (long-term)	54,974,000	3,989,000	58,963,000
Postretirement benefit obligations other than pensions (long-term)	95,111,000	4,658,000	99,769,000
Accumulated other comprehensive income (loss)	121,000	(5,478,000)	(5,357,000)

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

The Company uses a measurement date of December 31 for its pension and postretirement plans.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Company’s defined benefit and other postretirement benefit plans:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
	2006	2005		2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of year	$163,108,000		$150,109,000	$100,415,000		$96,076,000
Service cost	4,293,000		3,903,000	1,858,000		1,563,000
Interest cost	9,231,000		8,905,000	5,931,000		5,609,000
Plan participants’ contributions	408,000		400,000	1,255,000		1,170,000
Amendments	5,025,000		—	(2,258,000)		—
Actuarial (gain) loss	(5,614,000)		6,926,000	4,903,000		1,984,000
Benefits paid	(7,923,000)		(7,135,000)	(6,446,000)		(5,987,000)

Benefit obligation at end of year	168,528,000		163,108,000	105,658,000		100,415,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	104,808,000		102,286,000	—		—
Actual return on plan assets	11,154,000		8,793,000	—		—
Employer contributions	537,000		464,000	5,191,000		4,817,000
Plan participants’ contributions	408,000		400,000	1,255,000		1,170,000
Benefits paid	(7,923,000)		(7,135,000)	(6,446,000)		(5,987,000)

Fair value of plan assets at end of year	108,984,000		104,808,000	—		—

Funded status	(59,544,000)		(58,300,000)	(105,658,000)		(100,415,000)
Unrecognized actuarial loss	*		6,849,000	*		1,790,000

Net amount recognized	$(59,544,000)		$(51,451,000)	$(105,658,000)		$(98,625,000)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(581,000)	$	*	$(5,889,000)	$	*
Noncurrent liabilities	(58,963,000)		*	(99,769,000)		*
Accrued benefit cost	*		(54,348,000)	*		(98,625,000)
Accumulated other comprehensive loss	*		2,897,000	*		—

Net amount recognized	$(59,544,000)		$(51,451,000)	$(105,658,000)		$(98,625,000)

Amounts Recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial (gain) loss	$(783,000)	$	*	$6,693,000	$	*
Prior service cost (credit)	4,772,000		*	(2,035,000)		*

Net amount recognized	$3,989,000	$	*	$4,658,000	$	*

*	Not applicable due to change in accounting standard.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	December 31,
	2006	2005

Projected benefit obligation	$168,528,000	$163,108,000
Accumulated benefit obligation	161,975,000	155,887,000
Fair value of plan assets	108,984,000	104,808,000

The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

	Pension Benefits				Postretirement Benefits
			November 18,	January 1,			November 18,	January 1,
			2004	2004			2004	2004
	Year Ended		through	through	Year Ended		through	through
	December 31,		December 31,	November 17,	December 31,		December 31,	November 17,
	2006	2005	2004	2004	2006	2005	2004	2004
				(Predecessor)				(Predecessor)
Service cost	$4,293,000	$3,903,000	$651,000	$4,300,000	$1,858,000	$1,563,000	$225,000	$1,456,000
Interest cost	9,231,000	8,905,000	1,118,000	7,323,000	5,931,000	5,609,000	717,000	4,820,000
Expected return on plan assets	(9,135,000)	(9,142,000)	(1,142,000)	(7,994,000)	—	—	—	—
Amortization of prior service cost	253,000	—	—	413,000	(223,000)	—	—	(5,066,000)
Recognized actuarial loss	—	—	—	2,886,000	—	—	—	1,317,000

Net periodic benefit cost	$4,642,000	$3,666,000	$627,000	$6,928,000	$7,566,000	$7,172,000	$942,000	$2,527,000

Weighted-average assumptions used in determining the benefit obligation and net periodic benefit cost for the pension and postretirement benefit plans are as follows:

	Benefit Obligation		Net Periodic Benefit Cost
	December 31,		Year ended December 31,
	2006	2005	2006	2005	2004

Pension Benefits:
Discount rate	6.00%	5.75%	5.75%	6.00%	6.25%
Expected return on plan assets	—	—	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Postretirement Benefits:
Discount rate	6.00%	5.75%	5.75%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%

In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries and investment management firm, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, the Company considered its most recent five year compounded returns, which have been in excess of K&F’s forward-looking return expectations. The Company’s current asset manager has invested K&F’s pension assets over the last five years.

The Company determines the discount rate by analyzing the changes in high-quality fixed income investments, such as Moody’s AA Corporate Bonds, in the past year.

In addition, the Company produces a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by SFAS No. 87. For active participants, service is projected to the end of 2006 and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the yields from a selection of high quality corporate bonds. A single discount rate is then computed so

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the present value of the benefit cash flow (on a projected benefit obligation basis) equals the present value computed using the selected investment grade bond rates.

For the pension plans, the estimated amount of prior service cost that will be amortized from comprehensive income into net periodic benefit cost in 2007 is $506,000. For the postretirement benefit plan, the estimated amount of prior service credits that will be amortized into net periodic benefit cost in 2007 is $456,000.

The Company’s pension plan weighted-average asset allocations by asset category, were as follows:

	December 31,
	2006	2005	Target
Asset Category	Percentage of Plan Assets

Equity securities	60%	61%	60%
Fixed income securities	35%	34%	35%
Other	5%	5%	5%

Total	100%	100%	100%

The Company’s investment policy is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plans. Therefore, the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. The Company’s policy is to allocate pension plan funds within a target for each major asset category.

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

As of December 31, 2003, the Company had elected to defer any accounting for the effects of the Act pursuant to FSP No. 106-1. The Company adopted FSP No. 106-2 as of July 1, 2004, the beginning of the third quarter, retroactive to January 1, 2004. The Company determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the effects of the Act on the recorded APBO as of January 1, 2004. The effect of the federal subsidy to which we are entitled has been estimated to decrease the APBO by approximately $10.5 million.

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

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates used in determining the postretirement benefit obligations and net periodic benefit cost are as follows:

	December 31,
	2006	2005

Health care cost trend rate assumed for next year	10.25%	10.25%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2013	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2006:

	One-	One-
	Percentage-	Percentage-
	Point Increase	Point Decrease

Effect on total of service cost and interest cost components	$972,000	$(489,000)
Effect on postretirement benefit obligation	11,249,000	(6,056,000)

Effective January 1, 2005, K&F does not contribute to the cost of retiree-medical benefits for new employees hired on or after such date.

The Company’s funding policy is to contribute cash to its pension plans to the extent required under the Employee Retirement Income Security Act of 1974. Based on this minimum requirement, the Company made no contributions in 2006 and expects to make approximately $1.6 million in 2007. K&F made $0.5 million of contributions related to its supplemental executive retirement plan in 2006 and expects to make the same in 2007. K&F made approximately $5.2 million in contributions to its postretirement health care and life insurance benefit plans in 2006 and expects to contribute approximately $6.1 million in 2007.

K&F estimates that the future benefits payable for the pension and postretirement plans are as follows:

	Expected Benefit Payments
	Pension	Postretirement	Medicare
Year Ending December 31,	Benefits	Benefits	Subsidy*

2007	$8,262,000	$6,526,000	$456,000
2008	8,889,000	7,119,000	513,000
2009	9,456,000	7,768,000	571,000
2010	10,064,000	8,388,000	638,000
2011	10,549,000	8,977,000	705,000
2012-2016	61,170,000	48,311,000	4,476,000

*	Represents the expected Medicare Part D subsidy.

Eligible employees also participate in the Company’s Savings Plan. The Company matches 60% of a participating employee’s contributions, up to 6% of compensation. The employer contributions generally vest to participating employees after three years of service. The matching contributions were $1,699,000, $1,662,000, $193,000 and $1,460,000 for the years ended December 31, 2006 and 2005 and for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004, respectively.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Product Warranties

Leases

The Company is party to various non-cancelable operating leases which are longer than a one-year term for certain equipment and facilities. Rental expense was $2,498,000, $2,980,000, $464,000 and $4,601,000 for the years ended December 31, 2006 and 2005 and for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004, respectively. On December 28, 2006, the Company entered into a seven year sale and capital leaseback agreement for $10,997,000 of equipment. The lease is payable in 84 monthly installments of $120,000 over the term of the lease agreement with a option to purchase the equipment at the end of the lease term at 36% of the equipment cost. The lease has an effective interest rate of 5.6%. The proceeds from the lease agreement were used to pay down the Senior Term Loan. The Company recorded a loss of $0.1 million on this sale and leaseback agreement during the year ended December 31, 2006. The future minimum lease payments for the capital lease and operating leases are as follows:

	Capital	Operating
Year Ending December 31,	Lease	Leases

2007	$1,385,000	$1,890,000
2008	1,440,000	966,000
2009	1,440,000	936,000
2010	1,440,000	850,000
2011	1,440,000	606,000
Thereafter	6,841,000	3,530,000

Total minimum lease payments	13,986,000	$8,778,000

Less amount representing interest	(2,989,000)

Present value of minimum lease payments	10,997,000
Less current portion of capital lease obligation	(844,000)

Long-term portion of capital lease obligation	$10,153,000

During the year ended December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which resulted in the recording a $0.1 million liability for an asset retirement obligation included in a lease.

Product Warranties

Estimated costs of product warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty is as follows:

			November 18,	January 1,
	Year Ended		2004 through	2004 through
	December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Balance at beginning of period	$12,674,000	$12,858,000	$14,877,000	$13,924,000
Current provisions (credits)	7,872,000	6,402,000	(76,000)	6,422,000
Expenditures	(8,167,000)	(6,586,000)	(1,943,000)	(5,469,000)

Balance at end of period	$12,379,000	$12,674,000	$12,858,000	$14,877,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and long-term portions of product warranties are as follows:

	December 31,
	2006	2005

Current liabilities (See Note 6)	$10,840,000	$12,327,000
Long-term liabilities	1,539,000	347,000

Total	$12,379,000	$12,674,000

Purchase Commitments

During the year ended December 31, 2006, the Company entered into a commitment to purchase certain raw materials over the next 12 years to meet anticipated long-term requirements. As a result, contractual commitments are $11.0 million per year (subject to indexed price escalation and other adjustments in certain events).

13.	Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the consolidated financial statements.

14.	Goodwill, Intangible Assets, Debt Issuance Costs and Program Participation Costs

Goodwill allocated to business segments at December 31, 2006 and 2005 is as follows:

	Aircraft Braking	Engineered
	Systems	Fabrics	Total

Balance at December 31, 2005	$765,380,000	$75,669,000	$841,049,000
Increase	11,721,000	—	11,721,000
Decrease	(2,045,000)	(297,000)	(2,342,000)

Balance at December 31, 2006	$775,056,000	$75,372,000	$850,428,000

The increase in the carrying amount of goodwill during the year ended December 31, 2006 represents goodwill acquired in connection with the acquisition of NASCO on April 1, 2006. The decrease in goodwill relates to adjustments of Acquisition tax reserves and repatriated earnings. The Company performs an annual impairment test of goodwill during the fourth quarter of each year, or anytime there is an indication of potential impairment. Based on the results of its impairment test, K&F determined that no impairment of goodwill existed at December 31, 2006 or 2005. Goodwill is not deductible for income tax purposes.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

				Estimated
	December 31, 2006			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$24,562,000	$(7,056,000)	$17,506,000	9 years

Program Participation Costs	$237,528,000	$(13,225,000)	$224,303,000	25 years

Amortized intangible assets:
Customer relationships(1)	$13,857,000	$(5,628,000)	$8,229,000	22 years
Engineering drawings	20,881,000	(2,459,000)	18,422,000	18 years
Contract backlog(1)	12,401,000	(8,150,000)	4,251,000	3 years
In-house libraries	8,297,000	(977,000)	7,320,000	18 years
Technology licenses(1)	7,464,000	(1,553,000)	5,911,000	10 years
Patents	4,017,000	(815,000)	3,202,000	11 years

Total amortizable intangible assets	66,917,000	(19,582,000)	47,335,000
Indefinite-lived trademarks(1)	6,205,000	—	6,205,000

Total intangible assets	$73,122,000	$(19,582,000)	$53,540,000

(1)	Increases in gross carrying amounts from December 31, 2005 represent intangible assets acquired in connection with the acquisition of NASCO.

				Estimated
	December 31, 2005			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$26,599,000	$(4,082,000)	$22,517,000	9 years

Program Participation Costs	$205,225,000	$(4,202,000)	$201,023,000	25 years

Amortized intangible assets:
Customer relationships	$12,749,000	$(4,938,000)	$7,811,000	24 years
Engineering drawings	20,881,000	(1,299,000)	19,582,000	18 years
Contract backlog	12,203,000	(4,225,000)	7,978,000	3 years
In-house libraries	8,297,000	(516,000)	7,781,000	18 years
Technology licenses	7,003,000	(784,000)	6,219,000	10 years
Patents	4,017,000	(430,000)	3,587,000	11 years

Total amortizable intangible assets	65,150,000	(12,192,000)	52,958,000
Indefinite-lived trademarks	5,588,000	—	5,588,000

Total intangible assets	$70,738,000	$(12,192,000)	$58,546,000

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

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The aggregate amortization expense was $16.6 million, $14.7 million, $1.7 million and $4.2 million during the years ended December 31, 2006 and 2005 and for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004, respectively. Amortization expense (which is included in the aggregate amounts above) charged to cost of sales was $11.0 million, $4.0 million, $0.2 million and $0.0 million during the years ended December 31, 2006 and 2005 and for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004.

The estimated amortization expense for intangible assets, Program Participation Costs and debt issuance costs (non-cash interest), assuming no increases or decreases in the gross carrying amounts, in each of the five succeeding years is as follows:

		Program	Debt
	Intangible	Participation	Issuance
Year Ending December 31,	Assets	Costs	Costs

2007	$7,000,000	$9,500,000	$3,100,000
2008	4,100,000	9,500,000	3,000,000
2009	3,300,000	9,500,000	2,800,000
2010	3,300,000	9,500,000	2,700,000
2011	3,100,000	9,500,000	2,400,000

15.	Income Taxes

United States and foreign components of income (loss) before income taxes is as follows:

			November 18, 2004	January 1, 2004
			through	through
	Year Ended December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
U.S.	$77,449,000	$47,927,000	$329,000	$(55,546,000)
Foreign	3,179,000	1,183,000	315,000	1,477,000

Income (loss) before income taxes	$80,628,000	$49,110,000	$644,000	$(54,069,000)

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (provision) benefit for income taxes consists of:

			November 18, 2004	January 1, 2004
			through	through
	Year Ended December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Current domestic (provision) benefit	$(12,988,000)	$(3,120,000)	$(300,000)	$8,023,000
Foreign provision	(954,000)	(355,000)	(95,000)	(443,000)
Deferred (provision) benefit	(12,300,000)	(12,514,000)	631,000	17,502,000

Income tax (provision) benefit	$(26,242,000)	$(15,989,000)	$236,000	$25,082,000

The Company’s effective income tax rate differs from the statutory federal income tax rate for the following reasons:

			November 18, 2004	January 1, 2004
	Year Ended		through	through
	December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Statutory federal income tax rate	35.0%	35.0%	35.0%	(35.0)%
State and local tax	1.5	1.1	2.8	(1.2)
Change in state tax rate	0.2	(1.8)	—	—
Tax reserves	0.1	3.8	—	(6.3)
Extraterritorial income exclusion benefit	(2.5)	(4.5)	(48.9)	(4.9)
IRC Sec. 199 benefit	(0.6)	—	—	—
Tax credits	(1.0)	—	—	—
Foreign taxes and other	(0.2)	(1.0)	(25.6)	1.0

Effective income tax rate	32.5%	32.6%	(36.7)%	(46.4)%

As of December 31, 2006, undistributed non-previously taxed earnings of the Company’s foreign subsidiaries amounted to approximately $3.4 million. Those earnings are considered to be permanently reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, such taxes may be reduced by tax credits and other deductions.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax liability are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Federal and state operating loss carryforwards	$1,583,000	$2,251,000
Tax credits carryforwards	777,000	5,518,000
Postretirement and other employee benefits	65,713,000	60,997,000
Warranty	4,442,000	4,525,000
Other	3,528,000	3,829,000

	76,043,000	77,120,000

Deferred tax liabilities:
Intangible assets	16,317,000	14,062,000
Program participation costs	80,480,000	71,775,000
Depreciation	15,872,000	17,287,000
Other	1,312,000	764,000

	113,981,000	103,888,000

Net deferred tax liability before valuation allowance	37,938,000	26,768,000
Valuation Allowance	1,399,000	1,333,000

Net deferred tax liability	$39,337,000	$28,101,000

The Company believes, more likely than not, that it will have sufficient taxable income to utilize the majority of its state deferred tax assets. As of December 31, 2006, the Company has provided a valuation allowance of approximately $1.4 million on certain of its state net operating losses and other state temporary differences. The valuation allowance related to state net operating losses and other state temporary differences reflects the uncertainty surrounding the Company’s ability to generate sufficient taxable income within the various states. A portion of the valuation allowance relates to $27.7 million of state net operating losses which was generated prior to the Acquisition. Any changes to this portion of the state net operating losses will result in an adjustment to goodwill.

At December 31, 2006 the Company made an adjustment to goodwill for approximately $2.3 million for tax contingencies arising prior to the Acquisition.

As of December 31, 2006, the Company utilized all of its federal net operating losses. As of December 31, 2006 the Company had state net operating losses of approximately $52.1 million. If unutilized, $3.5 million will expire in 2007, $1.6 million will expire in 2008, $3.1 million will expire in 2009 and the remaining balance will expire between 2010 and 2021.

As of December 31, 2006, the Company had approximately $0.3 million of foreign tax credits, of which $0.1 million will expire in calendar year 2011 and the balance will expire between 2012 and 2013.

As of December 31, 2006, the Company had approximately $0.2 million of Ohio tax credits which will begin to expire by $0.1 million per year beginning in calendar year 2007.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bernard L. Schwartz

Prior to the Acquisition, Bernard L. Schwartz (“BLS”) owned or controlled 50% of K&F Industries’ capital stock and had the right to designate a majority of K&F Industries’ board of directors. BLS served as the Chairman of K&F Industries’ board of directors until he retired in January 2006.

BLS was also Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd. (“Loral Space”). K&F reimbursed Loral Space for rent and certain other services. The related charges agreed upon were established to reimburse Loral Space for actual costs incurred without profit or fee. K&F believes this arrangement was as favorable to the Company as could have been obtained from unaffiliated parties. Payments to Loral Space were $0.1 million, $0.0 million and $0.3 million for the year ended December 31, 2005 and for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17, 2004, respectively.

The Company had an Advisory Agreement with BLS which provided for the payment of an aggregate of $200,000 per month of compensation to BLS and persons or expenses designated by him. Such agreement was terminated upon consummation of the Acquisition.

The Company had a bonus plan pursuant to which the Company’s board of directors awarded bonuses to BLS ranging from 5% to 10% of earnings in excess of $50 million before interest, taxes and amortization. The bonus earned under this plan was $2.7 million for the year period of January 1, 2004 through November 17, 2004. This plan was terminated upon consummation of the Acquisition.

In connection with the Acquisition, BLS entered into a three-year non-competition agreement with K&F Holdings and K&F Industries which restricts his ability to compete in business similar to K&F’s.

Commitment Fee

Cerberus Capital Management, L.P. the holder of 89.2% of K&F Industries’ and K&F Holdings’ senior preferred stock, received approximately $2.8 million on the closing date of the Acquisition, pursuant to the commitment letter. Additionally, on the closing date of the Acquisition, K&F also paid Madeleine L.L.C., an affiliate of Cerberus Capital Management, L.P., and one of the lenders under the Credit Facility, an additional commitment fee of $1.4 million.

Purchasers of 7 3/4% Notes

BLS, members of his family and certain officers of K&F acquired an aggregate of $31.1 million in principal amount of the 7 3/4% Notes from the initial purchasers of such notes, which are still outstanding at December 31, 2006. See Note 7.

Management Services Agreement

In connection with the Acquisition, the Company entered into a management services agreement with Aurora Management Partners LLC, an affiliate of Aurora Capital Group, for management and financial advisory services to

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be provided to K&F and its subsidiaries. This agreement was amended in 2005 to eliminate the $1.0 million annual fee that was payable over the 10 year term in exchange for a $5.0 million fee that was charged to selling, general and administrative expenses during the year ended December 31, 2005. Approximately $0.1 million was paid under this amended agreement for reimbursement of expenses during the year ended December 31, 2006. Aurora Management Partners also received a one-time transaction fee of $11.4 million in addition to reimbursement of $1.4 million in expenses at consummation of the Acquisition.

Lehman Brothers

Pursuant to a financial advisory agreement between Lehman Brothers Inc. (“Lehman Brothers”) and the Company, Lehman Brothers acted as exclusive financial adviser to the Company and the Company agreed to pay Lehman Brothers customary fees for services when rendered. This financial advisory agreement was terminated upon consummation of the Acquisition. During the period November 18, 2004 through December 31, 2004, the Company paid Lehman Brothers $3.5 million for underwriting discounts and commissions in connection with the issuance of the 7 3/4% Notes. During the period November 18, 2004 through December 31, 2004, the Company also paid Lehman Brothers $5.2 million in connection with the Credit Facility and an interim credit facility. During the period January 1, 2004 through November 17, 2004, no amounts were paid under this agreement. Affiliates of Lehman Brothers owned 50% of the outstanding capital stock of the Company prior to the Acquisition.

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

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents financial information about the Company’s segments:

				November 18, 2004
				through	January 1, 2004
	Year Ended December 31,			December 31,	through
	2006		2005	2004	November 17, 2004
					(Predecessor)
Net Sales:
Aircraft Braking Systems	$349,766,000	(a)	$319,885,000	$46,005,000	$247,843,000
Engineered Fabrics	74,368,000		64,745,000	7,443,000	52,025,000

	$424,134,000		$384,630,000	$53,448,000	$299,868,000

Operating Profit:
Aircraft Braking Systems	$127,133,000	(b)	$99,616,000	$11,582,000	$73,861,000
Engineered Fabrics	10,735,000		5,643,000	822,000	7,890,000
Transaction expenses	—		—	(5,350,000)	(101,533,000)

Operating income (loss)	137,868,000		105,259,000	7,054,000	(19,782,000)
Interest expense, net	57,240,000		56,149,000	6,410,000	34,287,000

Income (loss) before income taxes	$80,628,000		$49,110,000	$(644,000)	$(54,069,000)

Depreciation and Amortization:
Aircraft Braking Systems	$26,075,000		$22,089,000	$2,522,000	$9,557,000
Engineered Fabrics	3,161,000		3,443,000	388,000	910,000

	$29,236,000		$25,532,000	$2,910,000	$10,467,000

Capital Expenditures:
Aircraft Braking Systems	$19,579,000		$12,156,000	$1,464,000	$2,539,000
Engineered Fabrics	1,581,000		581,000	346,000	353,000

Total segments	21,160,000		12,737,000	1,810,000	2,892,000
Corporate	21,000		89,000	—	10,000

	$21,181,000		$12,826,000	$1,810,000	$2,902,000

(a)	Includes $2.4 million of sales relating to past due amounts owed under a licensing agreement.

(b)	Includes a $2.5 million charge related to a retroactive price increase for certain raw materials purchased during the 12 months ended June 30, 2006.

	December 31,
	2006	2005

Total Assets:
Aircraft Braking Systems	$1,264,725,000	$1,221,962,000
Engineered Fabrics	137,351,000	133,731,000

Total Assets for Reportable Segments	$1,402,076,000	$1,355,693,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles the total assets for the reportable segments to the consolidated balance sheets:

	December 31,
	2006	2005

Total Assets:
Total assets for reportable segments	$1,402,076,000	$1,355,693,000
Debt issuance costs not allocated to segments	17,506,000	22,517,000
Corporate assets	3,919,000	5,708,000

Consolidated Total	$1,423,501,000	$1,383,918,000

The following represents total net sales by products:

			November 18, 2004	January 1, 2004
			through	through
	Year Ended December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Braking systems	$349,766,000	$319,885,000	$46,005,000	$247,843,000
Fuel tanks	58,343,000	49,274,000	5,054,000	40,720,000
Other	16,025,000	15,471,000	2,389,000	11,305,000

	$424,134,000	$384,630,000	$53,448,000	$299,868,000

The following represents net sales by geographic location:

			November 18, 2004	January 1, 2004
			through	through
	Year Ended December 31,		December 31,	November 17,
	2006	2005	2004	2004
				(Predecessor)
Net Sales:
United States	$254,227,000	$232,937,000	$31,681,000	$176,107,000
Europe	79,283,000	68,711,000	11,988,000	60,191,000
Asia	48,994,000	40,852,000	3,658,000	33,008,000
North America	24,858,000	22,746,000	2,197,000	22,690,000
South America	14,063,000	17,108,000	3,510,000	6,119,000
Australia	2,709,000	2,276,000	414,000	1,753,000

	$424,134,000	$384,630,000	$53,448,000	$299,868,000

The results from April 1, 2006 for NASCO are included within the results for Aircraft Braking Systems.

Sales are attributed to geographic location based on the location of the customer. Long-lived assets held outside of the United States were $366,000 and $282,000 as of December 31, 2006 and 2005, respectively.

The U.S. government accounted for approximately 24%, 25%, 28% and 23% of consolidated net sales for the years ended December 31, 2006 and 2005 and for the periods November 18, 2004 through December 31, 2004 and January 1, 2004 through November 17 2004, respectively. No other customer accounted for more than 10% of consolidated net sales.

19.	Subsequent Event

On March 5, 2007, K&F Holdings entered into a definitive merger agreement with Meggitt-USA, Inc. (“Meggitt”), the wholly owned United States subsidiary of Meggitt PLC, a United Kingdom company. Meggitt PLC entered into a guaranty and undertakings agreement pursuant to which it agreed to unconditionally guaranty the obligations of Meggitt under the merger agreement and comply with the obligations imposed on it or its subsidiaries

K&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therein. At the effective time of the merger, each issued and outstanding share of common stock of K&F Holdings (other than (i) shares owned by Meggitt PLC or its subsidiaries, or in the treasury of K&F Holdings and (ii) shares held by stockholders properly demanding and perfecting appraisal rights) will be converted into the right to receive $27.00 in cash, without interest. Holders of previously awarded stock options of K&F Holdings will receive cash payments at closing equal to the sum of the difference between the per-share option exercise prices of their respective options and $27.00 for each share subject to an option. Upon completion of the merger, K&F will become a wholly owned subsidiary of Meggitt. The completion of the Merger is subject to terms and conditions customary for a transaction of this type, including approval by K&F Holdings’ stockholders and Meggitt PLC’s shareholders, expiration of the Hart-Scott-Rodino regulatory waiting period, the receipt of certain other governmental approvals and the absence of a material adverse effect with respect to K&F Holdings’ financial condition. The transaction is expected to close in the second quarter of 2007.