Form 10-Q
period 2007-03-31
K&F INDUSTRIES INC
filed 2007-05-09
CIK 851797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 7, 2007, there were 1,000 shares of common stock outstanding, par value $.01 per share. All of the common stock is held by K&F Intermediate Holdco, Inc., a wholly owned subsidiary of K&F Industries Holdings, Inc.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Form 10-Q

For the quarterly period ended March 31, 2007

* Information for the December 31, 2006 balance sheet has been derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$12,350,000	$16,347,000
Accounts receivable, net	57,018,000	59,014,000
Inventory	81,906,000	71,436,000
Other current assets	6,546,000	5,166,000
Deferred income taxes	20,931,000	15,341,000

Total current assets	178,751,000	167,304,000

Property, plant and equipment	136,315,000	131,641,000
Less, accumulated depreciation and amortization	26,849,000	23,223,000

	109,466,000	108,418,000

Other long-term assets	300,000	2,002,000
Debt issuance costs, net of accumulated amortization	16,567,000	17,506,000
Program participation costs, net of accumulated amortization	230,837,000	224,303,000
Intangible assets, net of accumulated amortization	51,635,000	53,540,000
Goodwill	850,428,000	850,428,000

Total assets	$1,437,984,000	$1,423,501,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$18,795,000	$25,584,000
Notes payable	4,627,000	—
Current portion of capital lease obligation	878,000	844,000
Interest payable	9,378,000	3,426,000
Income taxes payable	8,731,000	11,149,000
Other current liabilities	49,252,000	48,240,000

Total current liabilities	91,661,000	89,243,000

Pension liabilities	60,107,000	58,963,000
Deferred income tax liabilities	55,845,000	54,678,000
Postretirement benefit obligations other than pensions	100,187,000	99,769,000
Other long-term liabilities	18,377,000	7,855,000
Capital lease obligation	10,149,000	10,153,000
Note payable	3,000,000	3,000,000
Senior term loan	382,000,000	392,000,000
7 3/4% senior subordinated notes due 2014	315,000,000	315,000,000
Contingencies (Note 9)
Stockholder’s Equity:
Common stock, $.01 par value — authorized, 1,000 shares; issued and outstanding, 1,000 shares	—	—
Additional paid-in capital	309,810,000	309,810,000
Retained earnings	97,216,000	88,387,000
Accumulated other comprehensive loss	(5,368,000)	(5,357,000)

Total stockholder’s equity	401,658,000	392,840,000

Total liabilities and stockholder’s equity	$1,437,984,000	$1,423,501,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)

Net sales	$108,952,000	$91,062,000
Cost of sales	58,276,000	49,201,000

Gross profit	50,676,000	41,861,000
Independent research and development costs	4,736,000	4,039,000
Selling, general and administrative expenses	9,387,000	7,142,000
Amortization of intangible assets	1,462,000	1,710,000
Merger-related expenses	5,250,000	—

Operating income	29,841,000	28,970,000
Interest income	576,000	321,000
Interest expense	(14,926,000)	(13,436,000)

Income before income taxes	15,491,000	15,855,000
Income tax provision	(6,662,000)	(5,554,000)

Net income	$8,829,000	$10,301,000

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net income	$8,829,000	$10,301,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,633,000	2,901,000
Amortization of program participation costs	2,403,000	2,143,000
Amortization of intangible assets	1,905,000	1,710,000
Write-off of equipment	110,000	—
Stock-based compensation	279,000	312,000
Non-cash interest expense — amortization/write-off of debt issuance costs	939,000	877,000
Loss (gain) on change in fair market value of interest rate swaps and caps	477,000	(940,000)
Deferred income taxes	1,193,000	2,680,000
Changes in assets and liabilities:
Accounts receivable	1,990,000	1,957,000
Inventory	(10,475,000)	(9,516,000)
Other current assets	(1,659,000)	551,000
Other long-term assets	1,225,000	—
Program participation costs — equipment	(7,937,000)	(7,019,000)
Program participation costs — cash payments	(1,000,000)	—
Accounts payable, interest payable and other current liabilities	4,156,000	6,100,000
Pension liabilities	1,144,000	978,000
Postretirement benefit obligations other than pensions	418,000	595,000
Other long-term liabilities	(844,000)	90,000

Net cash provided by operating activities	6,786,000	13,720,000

Cash flows from investing activities:
Capital expenditures	(1,637,000)	(6,296,000)

Net cash used in investing activities	(1,637,000)	(6,296,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,059,000	—
Payments of long-term debt	(10,000,000)	(13,000,000)
Payments of capital lease obligation	(205,000)	—

Net cash used in financing activities	(9,146,000)	(13,000,000)

Net decrease in cash and cash equivalents	(3,997,000)	(5,576,000)
Cash and cash equivalents, beginning of period	16,347,000	34,731,000

Cash and cash equivalents, end of period	$12,350,000	$29,155,000

Supplemental cash flow information:
Interest paid during period	$7,563,000	$7,650,000

Income taxes paid during the period	$1,971,000	$—

Excluded from the March 31, 2007 cash flows was $3,568,000 of notes payable relating to equipment financing and $235,000 of capital leases.

See notes to condensed consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of the Business, Recent Developments and Acquisition

Description of Business

K&F Industries, Inc. and subsidiaries (“K&F Industries,” “K&F” or the “Company”) is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial transport, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. The Company serves the aerospace industry and sells its products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States government and certain foreign governments. The Company’s activities are conducted through its two wholly owned subsidiaries, Aircraft Braking Systems Corporation (“Aircraft Braking Systems”) and Engineered Fabrics Corporation (“Engineered Fabrics”).

The condensed consolidated financial statements include the accounts of K&F and its subsidiaries. All significant intercompany accounts and transactions between these entities have been eliminated.

Recent Developments

On March 5, 2007, K&F Industries Holdings, Inc. (“K&F Holdings”), the parent Company of K&F, entered into a definitive Merger Agreement (the “Merger Agreement”) with Meggitt-USA, Inc. (“Meggitt”), the wholly-owned United States subsidiary of Meggitt PLC, a United Kingdom company pursuant to which K&F will be merged with and into a newly formed acquisition subsidiary wholly-owned by Meggitt (the “Merger”). Meggitt PLC entered into a guaranty and undertakings agreement pursuant to which it agreed to unconditionally guaranty the obligations of Meggitt under the Merger Agreement and comply with the obligations imposed on it or its subsidiaries therein. At the effective time of the Merger, each issued and outstanding share of common stock of K&F Holdings (other than shares owned by Meggitt PLC or its subsidiaries, or in the treasury of K&F Holdings) will be converted into the right to receive $27.00 in cash, without interest. Holders of previously awarded stock options of K&F Holdings will receive cash payments at closing equal to the sum of the difference between the per-share option exercise prices of their respective options and $27.00 for each share subject to an option. Upon completion of the Merger, K&F will become a wholly-owned subsidiary of Meggitt. Both K&F Holdings and Meggitt PLC’s stockholders approved the Merger at special meetings held on May 3, 2007 and March 27, 2007, respectively. Completion of the transaction remains conditional upon expiration of the Hart-Scott-Rodino regulatory waiting period, the receipt of certain other governmental approvals and the absence of a material adverse effect with respect to K&F Holdings’ financial condition. The transaction is expected to close in the second quarter of 2007. The Company incurred $5,250,000 of fees and expenses (primarily for investment banking and legal services) related to the Merger, which was charged to operations during the three months ended March 31, 2007.

Acquisition of Nasco Aircraft Brake, Inc.

On April 1, 2006, K&F acquired the common stock of Nasco Aircraft Brake, Inc. (“NASCO”) for approximately $19.0 million, including capitalized transaction costs. The acquisition was made using cash on hand and the issuance of a $3.0 million note. The acquisition further diversifies the portfolio of aircraft that K&F services, and provides the Company with access to proprietary technology and products that will enhance its overall product offerings. The results of operations of NASCO have been included in the 2007 condensed consolidated statement of income.

2.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The management of the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statement of income for the three months ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the consolidated audited financial statements and notes thereto included in K&F’s December 31, 2006 Annual Report on Form 10-K.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

3.	Recent Accounting Pronouncements and Accounting Changes

Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measure, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS No. 159 on January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 were effective for the Company on January 1, 2007. The adoption of FIN 48 increased other long-term liabilities $11.4 million, increased deferred income tax assets $5.6 million and decreased the current portion of income taxes payable $5.8 million. See Note 8.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 and was adopted by the Company on January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the consolidated financial statements.

4.	Accounts Receivable consists of the following:

	March 31,	December 31,
	2007	2006

Accounts receivable, principally from commercial and general aviation customers	$50,141,000	$50,623,000
Accounts receivable on U.S. Government and other long-term contracts	8,317,000	9,937,000
Allowances	(1,440,000)	(1,546,000)

	$57,018,000	$59,014,000

5.	Inventory consists of the following:

	March 31,	December 31,
	2007	2006

Raw materials and work-in-process	$46,358,000	$40,431,000
Finished goods	14,093,000	12,796,000
Inventoried costs related to U.S. Government and other long-term contracts	21,455,000	18,209,000

	$81,906,000	$71,436,000

6.	Other current liabilities consist of the following:

	March 31,	December 31,
	2007	2006

Accrued payroll and payroll related costs	$12,083,000	$14,313,000
Accrued property and other taxes	2,147,000	2,067,000
Accrued costs on long-term contracts	3,681,000	3,225,000
Accrued warranty costs	12,284,000	10,840,000
Customer credits	6,525,000	6,784,000
Postretirement benefit obligations other than pensions	5,889,000	5,889,000
Other	6,643,000	5,122,000

	$49,252,000	$48,240,000

7.	Stock Options

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

The Company adopted SFAS No. 123(R) effective January 1, 2006.

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company previously estimated

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

forfeitures in its expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of SFAS 123(R). The principal assumptions utilized in valuing options and the Company’s methodology used for estimating such model inputs include: (i) expected volatility — estimate is based on the seven-year trailing volatility of publicly traded companies in the Company’s peer group in the aerospace industry. This was used because K&F Holdings’ common stock has only been publicly traded since August 2005; (ii) risk free interest rate — represents the rate available on U.S. government bonds at the date of grant with a maturity equal to the expected life of the option; (iii) expected option life — estimate is determined by taking the average of the vesting term and the contractual term of the option; and (iv) dividend yield — K&F Holdings does not anticipate paying any cash dividends in the foreseeable future.

There were no options granted during the three months ended March 31, 2007 and 2006. Total stock-based compensation (included in selling, general and administrative expenses) recognized in the consolidated statements of income for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.3 million, respectively. The total compensation cost related to nonvested awards not yet recognized is $3.8 million at March 31, 2007, which will be recognized over a weighted average period of 3.5 years.

Stock option activity is as follows:

			Weighted
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
		Weighted Average	Term	Value
	Number of Options	Exercise Price	(Years)	(In thousands)

Outstanding at January 1, 2007	1,674,423	$7.88
Granted	—	—
Exercised	(2,982)	5.22
Forfeited or expired	—	—

Outstanding at March 31, 2007	1,671,441	$7.89	8.0	$31,800

Vested or expected to vest at March 31, 2007	1,671,441	$7.89	8.0	$31,800

Exercisable at March 31, 2007	514,292	$5.37	7.8	$11,100

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.1 million and $0.4 million, respectively. The intrinsic value is calculated as the difference between the market value of K&F Holdings’ common stock and the exercise price of the shares. Cash received by K&F Holdings from the exercise of stock options during the three months ended March 31, 2007 and 2006 was $15,000 and $207,000, respectively. The tax benefit to K&F Holdings from stock option exercises (due to disqualifying dispositions) was $19,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.

The following summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average	Weighted Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Life (Years)	Exercise Price

$ 5.22	1,311,210	7.8	$5.22	507,476	7.8	$5.22
15.16	5,000	8.7	15.16	1,000	8.7	15.16
16.00	30,900	9.3	16.00	—	—	—
17.00	29,081	8.6	17.00	5,816	8.6	17.00
17.80	235,250	9.1	17.80	—	—	—
18.17	60,000	9.4	18.17	—	—	—

	1,671,441	8.0	$7.89	514,292	7.8	$5.37

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $0.6 million and $0.6 million, respectively.

At March 31, 2007, there were 771,515 shares available for future grants under the terms of the stock option plan. K&F Holdings is authorized to issue new shares upon the exercise of stock options awarded under the plan.

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

The Company’s effective tax rate of 43.0% for the three months ended March 31, 2007 is higher than the statutory rate of 35.0% primarily due to the non deductibility of a portion of the expenses related to the pending Merger, state and local income taxes and interest on tax reserves, partially offset by tax benefits derived from domestic production activity. The Company’s effective tax rate of 35.0% for the three months ended March 31, 2006 equals the statutory rate of 35.0% as a result of tax benefits derived from export sales and domestic production activity, offset by state and local income taxes and interest on tax reserves.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 increased other long-term liabilities $11.4 million, increased deferred income tax assets $5.6 million and decreased the current portion of income taxes payable $5.8 million.

The amount of unrecognized tax benefits as of January 1, 2007, was $5.6 million (which includes the $1.7 million of interest, as discussed below). That amount includes $3.1 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, various states and the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

The Company is currently under examination by the Internal Revenue Service and several state jurisdictions for years subsequent to 2003. The Company expects those examinations to be concluded and settled beyond the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. The Company had accrued approximately $1.7 million for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

9.	Contingencies

There are various lawsuits and claims pending against the Company which are incidental to its business. Although the ultimate resolution of such suits and claims cannot be predicted with certainty, in the opinion of the Company’s management, the ultimate outcome will not have a material adverse effect on the consolidated financial statements.

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

10.	Comprehensive Income

	Three Months Ended
	March 31	March 31
	2007	2006

Net income	$8,829,000	$10,301,000
Other comprehensive (loss) income:
Cumulative translation adjustments	(11,000)	7,000

Comprehensive income	$8,818,000	$10,308,000

11.	Goodwill, Intangible Assets, Debt Issuance Costs and Program Participation Costs

Goodwill allocated to business segments at March 31, 2007 and December 31, 2006 is as follows:

	Aircraft Braking
	Systems	Engineered Fabrics	Total

Goodwill	$775,056,000	$75,372,000	$850,428,000

The Company performs an annual impairment test of goodwill during the fourth quarter of each year, or anytime there is an indication of potential impairment.

Intangible assets subject to amortization consist of the following:

				Estimated
	March 31, 2007			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$24,329,000	$(7,762,000)	$16,567,000	9 years

Program participation costs	$246,465,000	$(15,628,000)	$230,837,000	25 years

Amortized intangible assets:
Customer relationships	$13,857,000	$(5,841,000)	$8,016,000	22 years
Engineering drawings	20,881,000	(2,748,000)	18,133,000	18 years
Contract backlog	12,401,000	(9,143,000)	3,258,000	3 years
In-house libraries	8,297,000	(1,092,000)	7,205,000	18 years
Technology licenses	7,464,000	(1,751,000)	5,713,000	10 years
Patents	4,017,000	(912,000)	3,105,000	11 years

Total amortizable intangible assets	66,917,000	(21,487,000)	45,430,000
Indefinite-lived trademarks	6,205,000	—	6,205,000

Total intangible assets	$73,122,000	$(21,487,000)	$51,635,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

.

				Estimated
	December 31, 2006			Weighted
	Gross Carrying	Accumulated		Average
	Amount	Amortization	Net	Useful Life

Debt issuance costs	$24,562,000	$(7,056,000)	$17,506,000	9 years

Program participation costs	$237,528,000	$(13,225,000)	$224,303,000	25 years

Amortized intangible assets:
Customer relationships	$13,857,000	$(5,628,000)	$8,229,000	22 years
Engineering drawings	20,881,000	(2,459,000)	18,422,000	18 years
Contract backlog	12,401,000	(8,150,000)	4,251,000	3 years
In-house libraries	8,297,000	(977,000)	7,320,000	18 years
Technology licenses	7,464,000	(1,553,000)	5,911,000	10 years
Patents	4,017,000	(815,000)	3,202,000	11 years

Total amortizable intangible assets	66,917,000	(19,582,000)	47,335,000
Indefinite-lived trademarks	6,205,000	—	6,205,000

Total intangible assets	$73,122,000	$(19,582,000)	$53,540,000

During the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods were not revised for comparative purposes as the effect of the revision does not have a material impact on the condensed consolidated financial statements.

The aggregate amortization expense during the three months ended March 31, 2007 and 2006 was $4.3 million and $3.9 million, respectively.

The estimated amortization expense for intangible assets, program participation costs and debt issuance costs (non-cash interest), assuming no increases or decreases in the gross carrying amounts, for the balance of the year and in each of the five succeeding years, is as follows:

		Program	Debt
	Intangible	Participation	Issuance
Year Ending December 31,	Assets	Costs	Costs

Remainder of 2007	$5,100,000	$7,500,000	$2,300,000
2008	4,100,000	9,900,000	2,900,000
2009	3,300,000	9,900,000	2,800,000
2010	3,300,000	9,900,000	2,700,000
2011	3,100,000	9,900,000	2,400,000
2012	3,100,000	9,900,000	2,100,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

12.	Segments

The following tables represent financial information about the Company’s segments:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net Sales:
Aircraft Braking Systems	$89,863,000	$75,942,000
Engineered Fabrics	19,089,000	15,120,000

	$108,952,000	$91,062,000

Operating Profit:
Aircraft Braking Systems	$32,989,000	$27,414,000
Engineered Fabrics	2,102,000	1,556,000
Merger related expenses	(5,250,000)	—

Operating income	29,841,000	28,970,000
Interest expense, net of interest income	(14,350,000)	(13,115,000)

Income before income taxes	$15,491,000	$15,855,000

	March 31,	December 31,
	2007	2006
Total Assets:
Aircraft Braking Systems	$1,280,105,000	$1,264,725,000
Engineered Fabrics	138,671,000	137,351,000
Debt issuance costs, net, not allocated to segments	16,567,000	17,506,000
Corporate assets	2,641,000	3,919,000

	$1,437,984,000	$1,423,501,000

13.	Product Warranty

Product Warranty

Estimated costs of warranty are accrued when individual claims arise with respect to a product or performance. When the Company becomes aware of a defect in a particular product, the estimated costs of all potential warranty claims arising from similar defects of all similar products are fully accrued. An analysis of changes in the liability for product warranty for the three months ended March 31, 2007 is as follows:

Balance at December 31, 2006	$12,379,000
Current provisions	2,111,000
Expenditures	(1,052,000)

Balance at March 31, 2007	$13,438,000

K&F INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The current and long-term portions of product warranties are as follows:

	March 31,	December 31,
	2007	2006

Current liabilities	$12,284,000	$10,840,000
Long-term liabilities	1,154,000	1,539,000

Total	$13,438,000	$12,379,000

14.	Employee Benefit Plans

The following represents the net periodic benefit cost for the defined benefit and postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2007	2006

Service cost	$1,050,000	$1,083,000
Interest cost	2,460,000	2,285,000
Expected return on plan assets	(2,380,000)	(2,280,000)
Amortization	128,000	—

Net periodic benefit cost	$1,258,000	$1,088,000

	Postretirement Benefits
	Three Months Ended
	March 31,
	2007	2006

Service cost	$445,000	$448,000
Interest cost	1,548,000	1,400,000
Amortization	(55,000)	—

Net periodic benefit cost	$1,938,000	$1,848,000

The Company did not make any contributions to its qualified defined benefit pension plans during the first quarter of 2007 and plans to make approximately $1.6 million during the remainder of 2007. The Company made $0.1 million of contributions related to its supplemental executive retirement plan during the first quarter of 2007 and expects to contribute an additional $0.4 million during the remainder of 2007.

15.	Financial Instruments

The carrying amounts of all financial instruments reported on the consolidated balance sheets at March 31, 2007 and December 31, 2006 approximate their fair value, except as discussed below.

The estimated fair value of the Company’s 7 3/4% Notes, based on quoted market prices or on current rates for similar debt with the same maturities was approximately $333.5 million and $323.3 million at March 31, 2007 and December 31, 2006, respectively. The estimated fair value of the Company’s outstanding indebtedness on the credit facility approximates its fair value because the interest rates on the debt are reset on a frequent basis to reflect current market rates.

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

On October 2, 2006, K&F Industries entered into a 3 month LIBOR interest rate cap at 6% from January 24, 2008 to January 24, 2009 for a notional amount of $275.0 million.

The three month LIBOR interest rate at March 31, 2007 was 5.35%.

None of these derivatives were designated as hedges; accordingly, all changes in their fair value were recognized in earnings.

The fair values of the interest rate caps were recorded as other long-term assets of $79,000 and $185,000 on the condensed consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively. The changes in fair values of the interest rate caps of $106,000 and $34,000 were recorded in the condensed consolidated statements of income as an increase to interest expense during the three months ended March 31, 2007 and as a reduction to interest expense during the three months ended March 31, 2006.

The fair values of the interest rate swaps at March 31, 2007 and December 31, 2006 were $1.3 million and $1.6 million, respectively, which were recorded as other current assets and other long-term assets on the condensed consolidated balance sheets, respectively. The changes in fair values of the interest rate swaps were recorded as an increase to interest expense in the condensed consolidated statements of income of $371,000 during the three months ended March 31, 2007 and as a reduction to interest expense of $906,000 during the three months ended March 31, 2006. The Company received payments of $403,000 from the counterparties to the interest rate swaps during the three months ended March 31, 2007, which was recorded as interest income in the condensed consolidated statement of income for such period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. They include statements relating to future revenues and expenses, the expected growth of our business and trends and opportunities in the commercial transport, general aviation and military market sectors. These forward-looking statements involve known and unknown risks, uncertainties, and other factors including, but not limited to, those described in “Part 1, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and those described from time to time in our future reports filed with the Securities and Exchange Commission. These factors may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Risks related to the acquisition of K&F Industries Holdings, Inc., as described under Recent Developments below, include the failure, under certain circumstances, of Meggitt-USA, Inc. to meet the conditions set forth in its equity and debt financing documents and the satisfaction of various other closing conditions contained in the definitive merger agreement.

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

General

K&F Industries, Inc. and subsidiaries, or “K&F Industries,” “K&F,” “we,” “our” or the “Company,” is primarily engaged in the design, development, manufacture and distribution of wheels, brakes and brake control systems for commercial transport, military and general aviation aircraft, and the manufacture of materials for fuel tanks, iceguards, inflatable oil booms and various other products made from coated fabrics for military and commercial uses. We serve the aerospace industry and sell our products to airframe manufacturers, commercial airlines and distributors throughout the world and to the United States government and certain foreign governments. Our activities are conducted through our two wholly owned subsidiaries, Aircraft Braking Systems Corporation, or “Aircraft Braking Systems” and Engineered Fabrics Corporation, or “Engineered Fabrics.”

Recent Developments

On March 5, 2007, K&F Industries Holdings, Inc., or “K&F Holdings,” the parent company of K&F entered into a definitive Merger Agreement (the “Merger Agreement”) with Meggitt-USA, Inc. (“Meggitt”), the wholly-owned United States subsidiary of Meggitt PLC, a United Kingdom company pursuant to which K&F will be merged with and into a newly formed acquisition subsidiary wholly-owned by Meggitt (the “Merger”). Meggitt PLC entered into a guaranty and undertakings agreement pursuant to which it agreed to unconditionally guaranty the obligations of Meggitt under the Merger Agreement and comply with the obligations imposed on it or its subsidiaries therein. At the effective time of the Merger, each issued and outstanding share of common stock of K&F Holdings (other than shares owned by Meggitt PLC or its subsidiaries, or in the treasury of K&F Holdings) will be converted into the right to receive $27.00 in cash, without interest. Holders of previously awarded stock options of K&F Holdings will receive cash payments at closing equal to the sum of the difference between the per-share option exercise prices of their respective options and $27.00 for each share subject to an option. Upon completion of the Merger, K&F will become a wholly-owned subsidiary of Meggitt. Both K&F Holdings and Meggitt PLC’s stockholders approved the Merger at special meetings held on May 3, 2007 and March 27, 2007, respectively. Completion of the transaction remains conditional upon expiration of the Hart-Scott-Rodino regulatory waiting period, the receipt of certain other governmental approvals and the absence of a material adverse effect with respect to K&F Holdings’ financial condition. The transaction is expected to close in the second quarter of 2007. We incurred $5,250,000 of fees and expenses (primarily investment banking and legal fees) related to the Merger, which was charged to operations during the three months ended March 31, 2007.

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

Certain Market Trends, Challenges and Opportunities

In general, the commercial aerospace industry, which suffered after the events of September 11, 2001 and the subsequent downturn in the global economy, the SARS epidemic, rising fuel prices and the conflicts in Afghanistan and Iraq, has rebounded. We have seen increases in ASMs and RPMs, although the challenges set forth above as well as concerns about the financial health of some major airlines and the risk of additional terrorist activity, remain.

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

Our military business has been and remains variable year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. However, we expect new military opportunities to arise, as we are the largest supplier of wheels, brakes and flexible bladder fuel tanks for U.S. military aircraft and we anticipate that this equipment will be maintained, replaced and modernized as the active fleet of military aircraft ages.

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

Acquisition of Nasco Aircraft Brake, Inc.

On April 1, 2006, we acquired the common stock of Nasco Aircraft Brake, Inc., or “NASCO” for approximately $19.0 million, including capitalized transaction costs. The acquisition was made using cash on hand and the issuance of a $3.0 million note. The acquisition further diversifies the portfolio of aircraft that K&F services, and provides us with access to proprietary technology and products that enhance our overall product offerings. The results of operations of NASCO have been included in the 2007 condensed consolidated statement of income.

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

The following table represents a reconciliation of net income to EBITDA, for the periods indicated:

	Three Months Ended
	March 31, 2007		March 31, 2006

Net income, as reported	$8,829,000		$10,301,000
Adjustments:
Depreciation and amortization expense	7,941,000		6,754,000
Interest expense, net of interest income	14,350,000		13,115,000
Income tax provision	6,662,000		5,554,000

EBITDA	$37,782,000	(a)(b)	$35,724,000	(b)

(a)	Includes pre-tax costs of $5.3 million related to the pending Merger with Meggitt.

(b)	Includes pre-tax non-cash stock-based compensation expense of $0.3 million and $0.3 million during the three months ended March 31, 2007 and 2006, respectively.

Critical Accounting Policies and Estimates

This section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, income taxes, warranty obligations, workers’ compensation liabilities, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional write-downs may be needed. Any changes in write-downs will impact operating income during the period in which a change is required. This policy is consistently applied to both of our operating segments and we do not anticipate any changes to our policy in the near term.

Evaluation of Long-Lived Assets.  Long-lived assets, including amortizable intangible assets, are assessed for recoverability on an ongoing basis in accordance with Statement of Financial Accounting Standards, or “SFAS” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In evaluating the value and future benefits of long-lived assets, their carrying value is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. Any necessary impairment charges would be recorded when we do not believe the carrying value of the long-lived asset will be recoverable.

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

We have determined that Aircraft Braking Systems and Engineered Fabrics qualify as reporting units because discrete financial information exists for each operation and the management of each operation directly review the operation’s performance. We evaluate this on an on-going basis and have determined that our current reporting units are still valid.

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

Program Participation Costs.  “Program Participation Costs” consist of incentives that we provide to Original Equipment Aircraft Manufacturers (“OEMs”) in connection with their selection of our products for installation on aircraft. Prior to the completion of the Federal Aviation Administration (“FAA”)-certification process, these incentives consist of cash payments. After the completion of the FAA-certification process, these incentives consist of cash payments, products discounted below cost and free products. The costs associated with a discounted product or free product are equal to the amount by which the cost of production exceeds the sales price of such product. Any equipment that is shipped prior to the completion of the FAA-certification process is expensed. In most cases, we do not receive revenue from the OEM for wheel and brake parts, and we do not generate profits until we sell replacement parts to the OEMs’ customers and end-user aircraft operators.

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

In addition we produce a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by SFAS No. 87. For active participants, service is projected to the end of the year and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the yields from a selection of high quality corporate bonds. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the selected investment grade bond rates. We used a 5.75% discount rate in 2006 and are using a 6.0% discount rate in 2007 determined on this basis.

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

The expected long-term rate of return determined on this basis was 9.0% in both 2006 and 2007. The expected long-term rate of return on plan assets has been based on an asset allocation assumption of 60% in equity, with an expected long-term rate of return on assets of 10.3%, and 35% in fixed income securities, with an expected long-term rate of return on assets of 6.9%, and 5% in alternative investments, with an expected long-term rate of return on assets of 8.3%.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. The healthcare cost trend rate being used to calculate the 2007 postretirement expense is 9.5% in 2007 trending down to 5.0% for 2013.

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

Business Segment Financial Information

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net Sales:
Aircraft Braking Systems	$89,863,000	$75,942,000
Engineered Fabrics	19,089,000	15,120,000

Total	$108,952,000	$91,062,000

Gross Profit:
Aircraft Braking Systems	$46,938,000	$38,975,000
Engineered Fabrics	3,738,000	2,886,000

Total	$50,676,000	$41,861,000

Gross Profit Margin:
Aircraft Braking Systems	52.2%	51.3%
Engineered Fabrics	19.6%	19.1%
Consolidated	46.5%	46.0%

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006

Our net sales for the three months ended March 31, 2007 totaled $108,952,000, reflecting an increase of $17,890,000, compared with $91,062,000 for the same period in the prior year. This increase was due to higher sales at Aircraft Braking Systems of $13,921,000 and at Engineered Fabrics of $3,969,000.

Commercial transport sales at Aircraft Braking Systems increased $6,829,000, primarily due to higher sales of wheels and brakes on the Boeing MD-80, the Fokker F-100 and the Bombardier CRJ-700 programs and higher sales of brake control systems on the Boeing MD-11, partially offset by lower sales on the Airbus A-321 program. Military sales at Aircraft Braking Systems increased $4,034,000, primarily due to higher sales of wheels and brakes on the AIDC IDF and various other military programs, partially offset by lower sales on the Lockheed Martin C-130 and Boeing B-1B programs. General aviation sales increased $3,058,000, primarily due to higher sales of wheels and brakes on Gulfstream aircraft. Sales at Engineered Fabrics increased $3,969,000, primarily due to higher military sales of fuel tanks for the Boeing F-15, AH-64 and KC-135 programs and higher sales of interiors for helicopters.

Our gross profit increased by $8,815,000 to $50,676,000, or 46.5% of sales for the three months ended March 31, 2007, compared with $41,861,000, or 46.0% of sales for the same period in the prior year. The increase in gross profit was primarily attributable to the higher sales volume and lower expensed Program Participation Costs (see table below), partially offset by an unfavorable mix of products sold.

The following table provides additional information detailing Program Participation Costs:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Gross Program Participation Costs	$10,404,000	$9,570,000
Amount capitalized during period	(8,937,000)	(7,019,000)
Amortization of Program Participation Costs	2,403,000	2,143,000

Program Participation Costs expensed in period	$3,870,000	$4,694,000

Aircraft Braking Systems’ gross profit was $46,938,000, or 52.2% of sales for the three months ended March 31, 2007, compared with $38,975,000, or 51.3% of sales for the same period in the prior year. The gross margin increased primarily due to the beneficial overhead absorption effect of fixed costs relating to the higher sales and lower expensed Program Participation Costs (see table above). Engineered Fabrics’ gross profit was $3,738,000, or 19.6% of sales for the three months ended March 31, 2007, compared with $2,886,000, or 19.1% of sales for the same period in the prior year. The gross margin increased primarily due to the beneficial overhead absorption effect attributable to the higher sales, partially offset by an unfavorable mix of products sold.

Independent research and development costs increased by $697,000 for the three months ended March 31, 2007, as compared with the same period in the prior year. This increase was primarily due to higher development costs on the Gulfstream G250 and the advancement of our electric brake technology.

Selling, general and administrative expenses increased by $2,245,000 during the three months ended March 31, 2007, as compared with the same period in the prior year. This increase was primarily due to higher incentive compensation and increased costs as a result of the acquisition of NASCO on April 1, 2006.

Amortization of intangible assets decreased by $248,000 during the three months ended March 31, 2007, as compared with the same period in the prior year. During the second quarter of 2006, the Company re-evaluated the classification of the amortization of its intangible assets and concluded that certain of this amortization should have been in cost of sales instead of operating expense. This revision will have no effect on net income, but gross profit will be reduced by approximately $1.8 million per year over the 18 year life of the assets, and amortization of intangible assets will be reduced by the same amount. This change was made prospectively and, therefore, prior periods were not revised for comparative purposes as the effect of the revision does not have a material impact on the condensed consolidated financial statements. See Note 11 to the condensed consolidated financial statements. Partially offsetting this decrease was higher amortization of intangible assets as a result of the acquisition of NASCO on April 1, 2006.

Our net interest expense increased by $1,235,000 during the three months ended March 31, 2007, as compared with the same period in the prior year. This increase was primarily due to losses related to fair value adjustments for our interest rate swaps during 2007 versus gains in 2006 and higher interest rates on the senior term loans, partially offset by a lower average debt balance.

Our effective tax rate of 43.0% for the three months ended March 31, 2007 is higher than the statutory rate of 35.0% primarily due to the non deductibility of a portion of the expenses related to the pending Merger, state and local income taxes and interest on tax reserves, partially offset by tax benefits derived from domestic production activity. Our effective tax rate of 35.0% for the three months ended March 31, 2006 equals the statutory rate of 35.0% as a result of tax benefits derived from export sales and domestic production activity, offset by state and local income taxes and interest on tax reserves.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $12.4 million at March 31, 2007, compared with $16.3 million at December 31, 2006. Our total debt (including $7.6 million of notes payable) was $704.6 million at March 31, 2007 and $710.0 million at December 31, 2006. We repaid $10.0 million of our senior term loans during the three months ended March 31, 2007. We also had capital lease obligations of $11.0 million and $11.0 million at March 31, 2007 and December 31, 2006, respectively. We had $49.5 million (which is net of letters of credit of $0.5 million)

available to borrow under our $50.0 million revolving credit facility. At March 31, 2007, we had outstanding $315.0 million of 7 3/4% notes, $382.0 million of variable rate indebtedness which had a weighted average interest rate of 7.32% and $7.6 million of variable rate notes payable which had a weighted average interest rate of 7.22%.

We expect that our principal use of funds for the next several years will be to pay interest and principal on indebtedness, fund capital expenditures and make program participation investments. Our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations.

Our management believes that our cash on hand, together with cash from operations and, if required, borrowings under our revolving credit facility, will be sufficient for our short-term and long-term cash requirements.

The credit facility contains certain covenants and events of default that limit K&F from among other things, incurring additional indebtedness, paying dividends, creating liens, making asset sales, making certain restricted payments, making capital expenditures, creating guarantee obligations, creating material lease obligations and limits on the amount of acquisitions we may make. The credit facility also contains certain financial ratio requirements, including a cash interest coverage ratio and a leverage ratio. We were in compliance with all debt covenants at March 31, 2007.

Our contractual obligations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, our contractual obligations have not materially changed from December 31, 2006.

Cash Flows

During the three months ended March 31, 2007, net cash provided by operating activities amounted to $6,786,000 compared with $13,720,000 for the same period in the prior year, a decrease of $6,934,000. Our cash flows from operating activities decreased from the prior year primarily due to decreased accounts payable, payment of $3.3 million of Merger-related expenses, higher Program Participation Costs, a higher increase in inventory and higher income tax payments. The increase in the inventory balance at March 31, 2007 versus December 31, 2006, primarily relates to inventory built to support higher projected sales over the remainder of 2007 and into 2008, as well as timing as a result of the mix of products sold versus inventory on hand.

During the three months ended March 31, 2007, net cash used in investing activities amounted to $1,637,000 versus $6,296,000 for the same period in the prior year, representing capital expenditures in both years.

During the three months ended March 31, 2007, net cash used in financing activities amounted to $9,146,000 versus $13,000,000 for the same period in the prior year. Cash used in financing activities in 2007, primarily related to the payment of $10,000,000 of debt, partially offset by an increase in notes payable of $1.1 million related to equipment financing. Cash used in financing activities in 2006 related to the payment of debt.

Current Accounting Pronouncements and Accounting Changes

Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or the “FASB” issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measure, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We will adopt SFAS No. 159 on January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”, or “FIN 48,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 increased other long-term liabilities $11.4 million, increased deferred income tax assets $5.6 million and decreased the current portion of income taxes payable $5.8 million. See Note 8 to the condensed consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of SFAS Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 and was adopted by us on January 1, 2007. The adoption of SFAS No. 155 did not have an impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We had $315.0 million of total fixed rate debt and $389.6 million (which includes $7.6 million of notes payable) of variable rate debt outstanding at March 31, 2007. Borrowings under the credit facility bear interest that varies with the federal funds rate. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 10% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.4 million.

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

The three month LIBOR interest rate at March 31, 2007 was 5.35%.

None of these derivatives were designated as hedges; accordingly, all changes in their fair value were recognized in earnings.

The fair values of the interest rate caps were recorded as other long-term assets of $79,000 and $185,000 on the condensed consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively. The changes in fair values of the interest rate caps of $106,000 and $34,000 were recorded in the condensed consolidated statements of income as an increase to interest expense during the three months ended March 31, 2007 and as a reduction to interest expense during the three months ended March 31, 2006.

The fair values of the interest rate swaps at March 31, 2007 and December 31, 2006 were $1.3 million and $1.6 million, respectively, which were recorded as other current assets and other long-term assets on the condensed consolidated balance sheets, respectively. The changes in fair values of the interest rate swaps were recorded as an increase to interest expense in the condensed consolidated statements of income of $371,000 during the three months ended March 31, 2007 and as a reduction to interest expense of $906,000 during the three months ended

March 31, 2006. The Company received payments of $403,000 from the counterparties to the interest rate swaps during the three months ended March 31, 2007, which was recorded as interest income in the condensed consolidated statement of income for such period.

We have no other derivative financial instruments.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Office and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

K&F INDUSTRIES, INC.
       Registrant

/s/  DIRKSON R. CHARLES
Dirkson R. Charles
Executive Vice President and Chief Financial Officer
and Registrant’s Authorized Officer

Dated: May 9, 2007